Form 10-K
period 2020-12-31
Viant Technology Inc.
filed 2021-03-23
CIK 1828791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-40015

Viant Technology Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3447553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2722 Michelson Drive, Suite 100 Irvine, CA	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 861-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	DSP	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐NO ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A common stock was not listed on any exchange or over-the-counter market. The registrant’s Class A common stock began trading on the Nasdaq Global Select Market on February 10, 2021.

As of March 19, 2021, there were 11,500,000 shares and 47,435,559 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, including, without limitation, statements regarding our financial position, business strategy and other plans and objectives for our future operations, are forward-looking statements. These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such terms or other comparable terminology. Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from expected results. As a result, you should not put undue reliance on any forward-looking statement.

These forward-looking statements are included throughout this Annual Report. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, the risk factors discussed in the “Risk Factors” section of this Annual Report.

The forward-looking statements contained in this Annual Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors.” Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Item 1. Business.

Our Company

We are an advertising software company. Our software enables the programmatic purchase of advertising, which is the electronification of the advertising buying process. Programmatic advertising is rapidly taking market share from traditional ad sales channels, which require more staffing, offer less transparency and involve higher costs to buyers.

Our demand side platform (“DSP”), Adelphic, is an enterprise software platform that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across most channels. Through our technology, a marketer can easily buy ads on desktop, mobile, connected TV, linear TV, streaming audio and digital billboards.

Our software is designed to make our customers’ lives easier by enabling marketers and their advertising agencies to plan, buy and measure advertising campaigns in a highly automated fashion. We offer an easy-to-use self-service platform that provides customers with transparency and control over their advertising campaigns.

Our platform offers customers unique visibility across inventory, allowing them to create customized audience segments and leverage our people-based and strategic partner data to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and built-in automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return-on-advertising spend (“ROAS”) across channels.

Marketers use our software to deliver advertising campaigns to their desired target audience across channels and formats. Through platform integrations, we offer our customers access to omnichannel advertising inventory, which refers to media available across devices, channels and formats. This includes access to over 300 million unique desktop and mobile users, 114 million connected TVs, 112 million linear TV households, over 200 million unique digital audio users, and 158,000 unique digital billboards, in the U.S. Our platform supports a full range of transaction types including real-time bidding, private marketplace and programmatic guaranteed, allowing customers to easily source and integrate ad inventory directly from publishers and private marketplaces.

We enable deep data access through our data integrations to authenticate user identities across a range of devices. Our matching of people-based identifiers enables us to be the nexus point with more than 70 data partners, providing customers with deep access to people-based data across market verticals such as automotive, entertainment, business to business, retail, consumer packaged goods, travel and tourism, and healthcare. Our proprietary identity graph is matched to more than 250 million users across 115 million households in the U.S., which we believe makes it one of the largest in the industry.

Our customers are advertising buyers including large advertising holding companies, independent advertising agencies, mid-market advertising service organizations as well as marketers that rely on our self-service software platform for their programmatic ad buying needs. We are a trusted partner to our customers and have had a 95% customer satisfaction rating for the last 3 years based on Viant’s Annual Adelphic Customer Satisfaction Survey. Many of our customers use our software as their primary demand side platform.

Our platform is built on people-based data. Using our identity resolution capabilities and identity graph, marketers and their advertising agencies can identify targeted consumers using real-world identifiers rather than relying primarily on cookies to track users. We believe the industry is shifting to a people-based framework to replace the cookie in delivering personalized advertising, particularly for identification. People-based data allows marketers to deliver personalized advertising while being able to accurately link ad impressions across multiple devices and to customer sales, letting them know what they get in return for their advertising dollars. In addition, people-based data allows consumers to know who is collecting their data and what it is being used for, and also gives them the right to delete or stop their use of data for personalized advertising. Many of our competitors rely on cookies for the targeting and measurement of digital advertising but this technology has not been effective at accurately measuring the real impact of a marketer’s ad spend on their business results. Apple’s popular web browser, Safari, currently does not allow third party cookies and Google Chrome has announced plans to entirely disallow third party cookies in their browser in early 2022. This market change has created an increase in demand by marketers actively looking for platforms like ours that offer an alternative to cookie-based tracking, which we believe is strengthening our strategic position.

Programmatic advertising has proven its value to marketers and more organizations are devoting more of their digital ad spend to it. The digital ecosystem continues to evolve and with it programmatic advertising, creating new opportunities and needs for marketers and their agencies. The U.S. programmatic advertising market is expected to grow from $65 billion in 2018 to $140 billion in 2022, a 21% CAGR, according to eMarketer, a market research company that provides insights and trends related to digital marketing, media, and commerce. We focus on ad buyers and believe that our solutions will accelerate the shift of advertising budgets to programmatic advertising. Additionally, as marketers desire more control over programmatic advertising and move some functions of programmatic ad buying in-house, our software platform is designed to address these needs and expands our market opportunity.

Our total revenue was $165.3 million, $164.9 million and $108.4 million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively, representing an increase of 0.2% from 2019 to 2020 and 52.1% from 2018 to 2019. We recorded net income of $20.6 million and $9.9 million and Adjusted EBITDA of $31.8 million and $24.7 million for the years ended December 31, 2020 and 2019, respectively, compared to a net loss of $25.5 million and Adjusted EBITDA loss of $7.5 million for the year ended December 31, 2018.

Adjusted EBITDA is a financial measure not presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For a definition of Adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of Adjusted EBITDA to our net income or net loss, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Performance Metrics—Use of Non-GAAP Financial Measures.”

Our Industry

We believe the key industry trends shaping the advertising market include:

Advertising dollars shifting towards programmatic advertising: We believe the advertising industry is still in the early stages of a shift to programmatic advertising. The ability to transact through real-time-bidding platforms has evolved beyond banner advertising to be used across a wide range of advertising channels and formats, including desktop, mobile, connected TV, linear TV, streaming audio and digital billboards. U.S. programmatic advertising is experiencing a rapid increase in adoption and, according to eMarketer, is expected to grow at a 21% CAGR from 2018 to 2022, reaching $94 billion in 2020, $118 billion in 2021 and $140 billion by 2022. U.S. programmatic advertising is forecasted to represent 48% of total U.S. media spend by 2022, increasing from 29% in 2018. The TV industry is undergoing significant disruptions as Internet-enabled connected TV has become a preferred vehicle for streaming video content. The amount of connected TV users in the U.S. is forecasted to increase from 195 million, or 59% of the U.S. population, in 2019 to 226 million, or 66% of the U.S. population, in 2024, according to eMarketer. Connected TV also provides a number of benefits to advertisers, including more accurate control of scale, addressability, and measurement. Marketers are increasingly investing in connected TV as more inventory becomes available. According to eMarketer, 51% of connected TV ad spend was transacted programmatically in 2019 and the share of programmatic will increase to nearly 60% in 2021. In addition, connected TV ad spend is expected to grow from $6 billion in 2019 to $8 billion in 2020 to $18 billion in 2024, a 25% CAGR.

Strong marketer demand for Return-On-Advertising-Spend measurement across all channels: Marketers are looking for a centralized view of their customers, while connecting online and offline purchases to accurately measure ROAS. Return-on-advertising-spend is a critical metric for marketing campaigns. Insights from ROAS across all campaigns inform marketers about what they are getting for their money across all media investments near real-time. Hence, marketers seek tools to track their ROAS across all channels. We believe people-based platforms are able to provide a more accurate measurement of ROAS as compared to cookie-based platforms.

Demand for scaled people-based platforms: Advertising has become more data driven and marketers need to be able to target audiences at the individual and household level while respecting consumer privacy. Internet advertisers in the past have capitalized on anonymous data from cookies to gain insights into users and ad performance. However, increased privacy concerns and changing requirements of browser providers including Google (Chrome) and Apple (Safari) are causing marketers to reduce their reliance on vendors and software platforms that primarily utilize cookies for device identification. In today’s connected world, marketers need to be able to identify their customers and connect with them across multiple channels, devices and formats. This is driving an industry shift away from cookie-based DSPs to scaled people-based DSPs.

Brands directly selecting advertising software solutions: Marketers are increasingly becoming directly involved in the selection of their advertising software solutions as they seek to reduce costs, better leverage their customer data and gain more control over their advertising. These factors have also led to an increase in marketers moving programmatic ad buying functions in-house. The automation of ad-buying technology has enabled fast, accurate and cost-effective decision-making, resulting in ad buying becoming a skillset that an increasing number of Chief Marketing Officers (“CMOs”) want to fully own. According to a recent survey by IAB in 2019, 18% of U.S. brands have completely moved programmatic ad buying in-house, and 51% of U.S. brands have moved a portion of their programmatic ad buying in-house.

Our Market Opportunity

We believe that over the long term, our total addressable market is the total global advertising market which, according to eMarketer, is forecasted to grow from $614 billion in 2020 to $846 billion in 2024, an 8% CAGR. Currently, our focus is primarily on the U.S. market, and according to eMarketer, desktop, mobile, connected TV, linear TV, streaming audio and digital billboard channels are forecasted to grow from $205 billion in 2020 to $314 billion in 2024 in the U.S., an 11% CAGR, broken into the following segments:

•	Mobile and Desktop: According to eMarketer, U.S. mobile and desktop advertising are forecasted to be a $129.7 billion market in 2020 and forecasted to grow to $218.2 billion in 2024, a 14% CAGR.
•

Connected TV: According to eMarketer, U.S. connected TV advertising is forecasted to be an $8.1 billion market in 2020 and forecasted to grow to $18.3 billion in 2024, a 23% CAGR. Connected TV includes over-the-top (“OTT”) content delivered through a connected device over the internet.

•	Linear TV: According to eMarketer, U.S. linear TV advertising is forecasted to be a $60.0 billion market in 2020 and forecasted to grow to $67.5 billion in 2024, a 3% CAGR.
•	Streaming Audio: According to eMarketer, U.S. digital audio advertising is forecasted to be a $4.5 billion market in 2020 and forecasted to grow to $6.3 billion in 2024, a 9% CAGR.
•	Digital Billboards: According to eMarketer, U.S. billboard advertising is forecasted to be a $2.2 billion market in 2020 and forecasted to grow to $3.6 billion in 2024, a 14% CAGR.

The forecasts above include both programmatic and non-programmatic digital advertising. In recent years, programmatic advertising has represented an increasing portion of total U.S. media spend. According to eMarketer, the U.S. advertising market, as represented by desktop, mobile, connected TV, linear TV, streaming audio and digital billboard channels, is forecasted to grow from $205 billion in 2020 to $241 billion in 2021 and $269 billion in 2022.

Our Solution

We provide a software platform that enables marketers and their advertising agencies to plan, buy and measure their advertising across channels. Integrated with our people-based capabilities, we provide our customers with a full suite of forecasting, reporting and automation functionality to make informed decisions around their advertising investments.

Cloud-Based, Self-Service Portal: Our software is available in a self-service interface, providing customers with transparency and control over their advertising campaigns and underlying data infrastructure. Customers can log on to the self-service platform to immediately create, update or re-align campaigns themselves, without having to involve our employees or any third parties.

Omnichannel Demand Side Platform: We are a demand side platform for ad buyers. Marketers and their agencies can use our integrated software platform to efficiently manage omnichannel campaigns and access metrics from each channel to inform decisions in other channels. Our integrations enable the purchase of advertising media across desktop, mobile, connected TV, linear TV, streaming audio and digital billboards. Our technology leverages machine learning to identify the best supply partners, formats and impressions based on our customers’ goals.

Advanced Reporting and Measurement: We invest heavily in our measurement capabilities, as we believe this will increase our customers’ usage of our software. Our software and self-service data lake empower customers with differentiated insights, including foot-traffic data reports, multi-touch attribution and ROAS analytics. Leveraging our people-based framework and machine learning algorithms, our platform provides marketers real-time actionable insights throughout an advertising campaign. Our built-in automation enables marketers to optimize digital campaigns designed to achieve their KPI goals.

People-Based Identification for Advertising: Our identity resolution capabilities and identity graph reduce or eliminate the need for cookies by enabling matching of people-based identifiers, and allow marketers to reach targeted consumers in a privacy-conscious manner, irrespective of device or channel. Our identity graph is matched to more than 250 million users across 115 million households in the U.S., which we believe makes it one of the largest in the industry.

Onboarding: We enable marketers to onboard their first-party data to gain a view into their customers’ top attributes, create targeting segments and easily activate these customer segments. Our simple interface allows marketers to upload audience data with ease and create a unique segment or build look-a-like audiences without the need for a separate data management platform. Our data integrations provide marketers with high match rates, which leads to meaningful audience insights for segmentation and targeting.

Our Strengths

We believe the following attributes and capabilities provide us with long-term competitive advantages:

•

Scalable Self-Service Platform: We offer a self-service platform that enables customers to operate their ad campaigns without extensive involvement of our staff. This dynamic allows us to add new customers and allows customers to scale their spend on our platform in a manner that grows our revenue at a faster pace than the growth of our personnel costs.

•

Centralized Platform: We believe our software platform enables our customers to plan, buy and measure advertising across more channels than our competitors and to centralize the purchase of each type of programmatic media on a single platform. Our supply integrations provide customers with access to over 300 million unique desktop and mobile users, 114 million connected TVs, 112 million linear TV households, over 200 million unique streaming audio users and 158,000 unique digital billboards, in the U.S.

•

Proprietary Technology: We leverage a robust suite of proprietary tools and products in order to enable our customers to utilize our platform and services. We are constantly iterating and developing new tools and products while utilizing our patented technologies and processes. As of December 31, 2020, we have 26 issued patents and 10 additional pending patent applications, which cover many of our proprietary products. As new offerings are developed, we continue to file and obtain patents on the most valuable and innovative products developed at the company.

•

Machine Learning Capabilities: We enable the use of machine learning, workflow automation, automated reporting and other functionalities that allow our customers to update and make thousands of changes automatically to help achieve their desired business outcomes. These capabilities make our customers’ lives easier and improve the performance of their campaigns.

•

Advanced Reporting and Measurement: We invest heavily in our measurement capabilities, as we believe this will increase our customers’ usage of our software. Our platform measures ROAS across all channels and empowers our customers with real-time insights leveraging people-based data, including foot-traffic reports and multi-touch attribution analytics. Our advanced reporting functionality uses our identity graph that is currently matched to more than 250 million users across 115 million households in the U.S. to provide marketers with a holistic view of measurement across all channels.

•

Differentiated People-Based Capabilities: Our software is built on a people-based framework. We integrate with over 70 data partners using people-based identifiers. We believe this allows for a much more effective and privacy-friendly approach to advertising than using cookies for identification. Our platform is built on a foundation of user consent with advanced consumer opt-out capabilities to keep privacy and security on the forefront.

•

Experienced Management Team: Our management team has deep and extensive experience in the advertising technology sector, which we believe provides us with a competitive advantage. This experience of our management team has allowed us to continue to be innovative in developing solutions for our customers.

•

Profitable Business Model: Because we are a self-service platform, as we add new customers and as customers increase the use of our software, we are able to demonstrate strong operating leverage. During the years ended December 31, 2020 and 2019, revenue was $165.3 million and 164.9 million, respectively. Our net income was $20.6 million and $9.9 million and our Adjusted EBITDA was $31.8 million and $24.7 million during the years ended December 31, 2020 and 2019, respectively.

Our Growth Strategy

We believe that the advertising market is in the early stages of a secular shift towards programmatic advertising. We intend to capitalize on this opportunity by pursuing the following strategies:

•

Continue to invest in our customers’ success: Our platform provides extensive functionality designed to provide our customers with a high level of control and enable them to run the most efficient campaigns. We continue to enhance new customer onboarding and support while investing in training and education for customers to maximize their success with the platform.

•

Add new customers and increase our customers’ usage of our platform: We continue to add functionality to our platform to attract new customers and encourage our customers to increase their usage of our platform. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across all channels we believe we are well positioned to capture the increase in programmatic budgets from new and existing customers.

•

Continue to strengthen our omnichannel partnerships: We believe we have the largest breadth of advertising inventory across channels in our industry landscape. We will continue to invest in the integration of new supply partners across all channels, further broadening and deepening our supply of advertising inventory.

•

Expand our sales and marketing investment: We intend to continue to expand sales and marketing efforts to increase awareness and consideration of our platform and promote the advantages of our people-based framework as cookie-based options continue to decline.

•

Extend our leadership position in people-based advertising: We believe there is significant value in continuing to invest in enhancing our identity resolution capabilities through additional people-based data integrations.

•

Invest in growth through acquisitions: We also intend to invest in acquisitions to offer new products and to capitalize on our large and growing market opportunity. To the extent we find attractive acquisition candidates and business opportunities in the future, we may continue to acquire complementary businesses, products and technologies.

Our Platform

Devices
Channels
Users
Mobile and Desktop
Connected TV
Linear TV
Digital Billboard
Digital Audio
Publishers
Exchanges
Programmatic direct
Supply side platforms
ADELPHIC
BY VIANT
Age
Gender
Devices
Interests
Education
Location
Marketers
Ad Agencies

Our platform enables a marketer or their agency to programmatically buy an ad in linear television, a digital billboard on the side of the highway, a streaming ad on connected TVs, an ad in your favorite mobile app or on your favorite podcast or a dynamically personalized ad on any website, all within a single user interface.

The key components of our platform include:

Omnichannel DSP: We offer an omni-channel, people-based DSP that provides enterprise-ready, self-service technology to enable our customers to engage with consumers across all channels, devices, and formats.

•

Comprehensive Forecasting. Our platform allows customers to plan future marketing campaigns based on desired targeting tactics by utilizing historical bid request data to project performance onto available inventory. Customers can easily apply multiple data segmentation filters and see what ad inventory is available and at what price.

•

Easy Campaign Setup. Our intuitive user interface enables marketers to seamlessly move from forecasting to launching live advertising campaigns. Our platform reduces the time from planning a campaign to execution, helping marketers to fluidly execute deterministic cross-channel campaigns using a variety of quality data and supply partners to reach their target audience.

•

Campaign Decisioning. We offer the ability to continuously measure and optimize campaigns by leveraging powerful KPIs directly within platform reports. Marketers have the ability to log on to the self-service platform to immediately pause, update or re-align campaigns, even if they have already started. This granular decision-making ability provides customers more accurate and real-time understanding over the performance of their live campaigns.

Identity Management: Marketers can easily sync customer data, build custom audiences, extend target audiences and understand audience insights seamlessly within our cloud-based, on-demand platform.

•

Onboarding. Through our simple interface, marketers can easily upload and leverage their first-party data. We enable marketers to onboard their first-party data and instantly gain a view into their customers’ top attributes, create targeting segments and easily activate these customer segments.

•	Look-a-Like Modeling. We help expand the reach of an existing audience segment or prospect list for new customers.
•

Identity Direct Match to More than 70 Data Partners. Our DSP is integrated with more than 70 data partners. We use people-based identifiers to integrate with these data partners, which allows for marketers to achieve high match rates against 280,000 audience segments for use in targeted ad campaigns. Our latest software innovation, Mediator, quickly matches demand and supply and we believe efficiency will increase significantly as we continue to improve the software.

•

Privacy and Security. We believe in giving consumers more transparency, choice, and control over how their data is used in digital advertising. We support most advanced hashing protocols and make data protection a top priority for consumers and customers.

Advanced Reporting: We close the loop on digital and traditional media by linking advertising spend to online and offline sales.

•	Reach and Frequency. Our platform accurately measures how many households and unique users an advertising campaign reached and the frequency of exposures.
•	Cross-Channel Suite. Our cross-channel reporting capabilities equip customers to analyze cross-device and cross-channel campaign impact on sales and other key performance indicators.
•

TV Reporting Suite. Our TV reporting suite gives insights into the impact connected and linear television advertising has on driving digital engagement like website visits or conversions, as well as offline sales. These insights create better visibility into the true ROAS of TV ad campaigns.

•

Multi-Touch Attribution (“MTA”). Our MTA suite gives customers the ability to report on six different attribution models, ingest online and offline files and gain visibility into consumer purchase pathways. The resulting holistic view of ad performance enables customers to close the loop in measurement and better link spend to sales.

•	Foot Traffic Attribution. Our foot traffic data reporting capabilities allow customers to analyze the impact of their ad campaigns on driving visits to a physical location.
•

Digital Billboard Reporting Suite. Our digital billboard reporting suite provides a holistic view of ad spend, giving customers real-time insights into their digital billboard ad performance and helping customers optimize budgets by allocating ad spend on effective digital billboards and venue types.

•

Automated Brand Surveys. Customers using our reporting capabilities can generate on-demand surveys to better gauge the effectiveness of advertising campaigns. Brand surveys deliver automated feedback and give customers the ability to create accurate benchmarks for historical performance and for measurement of advertising performance with a real-time feedback loop.

Our platform is built with ad buyers in mind and offers many in-depth features that give buyers the highest levels of control, which helps ensure they are running the most efficient campaigns possible. This includes:

•

Bulk Functionality: Our platform is built to ease the lives of programmatic traders. With Adelphic, traders can mass edit ad orders and campaigns, instead of making individual changes one at a time, saving significant time. For example, if a trader wants to change the bid price for all 1,000 of their ad orders, they could simply download a form and upload it, rather than wasting time by editing each ad order one by one.

•

API Capabilities: Adelphic provides ease of integration using APIs and tools. The API capabilities provide bilateral data syndication into or out of the platform for trafficking and reporting in formats easily accepted by business intelligence teams for programmatic traders. With these, traders can maintain customer identities with a fully integrated platform that links devices and offline activities to real people and seamlessly execute and measure campaigns.

•

Machine Learning Algorithms: Our built-in advanced machine learning technology analyzes millions of impressions and data points every second. Our algorithms find optimal bid prices for maximizing performance and scale across all major KPIs, allowing our customers to strengthen their campaign efforts and build confidence in programmatic campaign performance.

Our Technology and Development

Rapid and continuing innovation is a core driver of our business success and our corporate culture. Our product and engineering team is responsible for the design, development and testing of our platform. We are committed to continuous innovation and rapid introduction of new technologies, features and functionality that bring value to our customers. We expect technology and development expense and capitalized software development costs to increase as we continue to invest in the development of our platform to support additional features and functions, such as enhancement of our user interface and automation functions, and to increase the number of advertising and data inventory integrations in various channels.

The technical infrastructure for our platform is currently managed through third-party web hosting services providers and to a limited extent, our own servers which are located at a third-party data center facility. We generally enter into one to two year agreements with our web hosting providers.

Our Customers

Our customers consist of purchasers of programmatic advertising inventory. We define an Active Customer as a customer that had total aggregate revenue ex-TAC of at least $5,000 through our platform during the previous twelve months. We had 264 and 277 Active Customers for the years ended December 31, 2020 and 2019, in each case consisting of advertising buyers, including large advertising holding companies, independent advertising agencies, mid-market advertising service organizations as well as marketers relying on our self-service software platform for their programmatic ad buying needs. For a detailed discussion of Active Customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Metrics—Number of Active Customers and Average Revenue ex-TAC per Active Customer.” Revenue ex-TAC is a non-GAAP measure. For a detailed discussion of our key operating and financial performance metrics and a reconciliation of revenue ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Metrics—Use of Non-GAAP Financial Measures.”

Many of the advertising agencies that we work with are owned by holding companies, where decision-making is generally highly decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. Our customer count includes only those parties with which we have a billing relationship. We contract with our customers either through master service agreements or insertion orders. Our agreements do not contain any material commitments on behalf of customers to use our platform to purchase ad inventory or use other features. Our agreements with customers generally do not have a specified term, and are generally terminable at any time by either party upon specified notice periods, typically ranging from 30 to 90 days. Insertion orders are generally limited in scope and can be reduced or canceled by a buyer without penalty.

Our Advertising and Data Supply

We obtain digital advertising inventory primarily through our integrations with supply side platforms (“SSPs”) and directly with publishers. We believe that our integrations across every channel give us the most robust omnichannel integrations of any single platform. These suppliers provide us with access to a breadth of programmatic advertising inventory across desktop, mobile, connected TV, linear TV, streaming audio and digital billboards.

We enable deep data access through our integrations with over 70 leading data companies, giving our customers access to data across key industry verticals, including auto, retail, consumer packaged goods, travel and health. Customers onboard their own first-party data onto our platform, without the need of a separate data management platform. Our operation of Myspace.com provides certain data assets and intellectual property that we may leverage to continue to offer innovative products and services to our clients.

Sales and Marketing

We sell our platform through a direct sales team focused on business development across all markets, including sales to new customers and revenue growth within existing customers. We have an experienced sales team of 75 sellers across the United States who are focused on selling access to our platform in our target markets, building and nurturing relationships with global brands and agencies. We use a consultative sales approach focused on educating existing and potential customers on our platform capabilities, and training clients to use our platform. We offer a formal certification program, Programmatic University and Adelphic Certification, that covers programmatic industry trends, technology capabilities and time-saving workflows and have an online knowledge base with robust documentation. We provide dedicated customer support and work with customers as they set up and optimize their campaigns, assist with delivery against key performance indicators and goals, and provide post-campaign support and recommendations.

We tailor our contracts and terms to the needs of our customers, including by offering our three different pricing options: a percentage of spend option, a subscription option and a fixed CPM pricing option. Customers can use our platform on a self-service basis or can enlist our services to execute their campaigns.

Our marketing efforts are focused on increasing awareness and consideration for our brands, executing thought-leadership initiatives, participating in industry events, creating comprehensive sales support materials and generating new customer leads. We seek to accomplish these objectives by presenting at industry conferences, hosting customer conferences, publishing white papers and research, public relations activities, advertising campaigns and social media presence.

Privacy and Data Protection

Modern consumers use multiple platforms to learn about and purchase products and services, and consumers have come to expect a seamless experience across all channels. This challenges marketing organizations to balance the demands of the consumer and the most effective advertising techniques with responsible, privacy-compliant methods of managing data internally and with advertising technology intermediaries.

We believe strongly in providing consumers with more visibility and control over their data. We have prioritized protecting the privacy of consumers and their data and offer consumers a robust suite of tools to manage their data. We have policies and operational practices governing our use of data that are designed to actively promote a set of meaningful privacy guidelines, including advanced consumer opt-out capability, best in class security measures, encryption of data using robust industry standards, proactive identification of threats and regular penetration testing. When giving our customers access to personal data, we provide that data in a “hashed,” or de-identified, manner. We have dedicated personnel in place to oversee our compliance with the data protection regulations that govern our business activities in the jurisdictions in which we operate.

The U.S. Congress and state legislatures, along with federal regulatory authorities, have recently increased their attention on matters concerning the collection and use of consumer data, including relating to internet-based advertising. Data privacy legislation has been introduced in the U.S. Congress, and California has enacted broad-based privacy legislation, the California Consumer Privacy Act. State legislatures outside of California have proposed, and in certain cases enacted, a variety of types of data privacy legislation. Many non-U.S. jurisdictions have also enacted or are developing laws and regulations governing the collection and use of personal data.

We expect the trend of enacting and revising data protection laws to continue and that new and expanded data privacy legislation in various forms will be implemented in the U.S. and in other countries around the globe.

Competition

Our industry is highly competitive and fragmented. We compete with smaller, privately-held companies, along with public companies such as the Trade Desk, and with divisions of large, well-established companies such as Google and Amazon. The competitive landscape in recent years has been affected by consolidation and limited investment in new startups in our industry and there are few competitors with self-service capabilities. Our long history and time in the market with customers has given us significant advantages in terms of platform development and expertise, as well as a long development lead ahead of new entrants. We believe that we compete primarily based on the performance of campaigns running on our platform, capabilities of our platform, our identity resolution capabilities, our omnichannel capabilities and our advance reporting capabilities. We believe that we are differentiated from our competitors in the following areas:

•	we are an independent technology company focused on serving advertising agencies and marketers on the buy-side of our industry;
•	our platform is self-service and easy to use;
•	we offer our DSP in an integrated manner with our people-based capabilities, so customers do not need to use separate providers for onboarding client information and ad and data purchasing services;
•	our platform provides comprehensive access to a wide range of inventory types across a broad range of channels;
•	our platform provides comprehensive access to a wide range of data partners across a broad range of industry verticals and channels to enable precise audience targeting and measurement;
•	our identity resolution capabilities help marketers plan, buy and measure their campaigns more effectively;
•	we provide customer service and satisfaction; and
•	we provide flexible pricing options to support a wide variety of customers.

Our Human Capital

We are a founder-led business and believe our employees and culture are key to our success. Our employees tend to be long tenured for our industry, with average tenure of the leadership team of nearly 12 years and more than 4 years across all employees. Our business and our culture are anchored on four core values that embody our resourceful mentality: “Live,” “Lead,” “Create” and “Figure It Out.” We believe we attract talented employees to our company and sophisticated customers to our platform in large part because of our vision and unwavering commitment to using cutting-edge technologies to create products that help advance the advertising industry.

As of December 31, 2020, we had 289 employees in 10 offices around the United States. Our team draws from a broad spectrum of backgrounds and experiences across technology and advertising industries.

Diversity and Inclusion

We are committed to fostering a culture of inclusion where all employees feel valued and included. We believe our greatest asset is the people who work for us, and as part of our investment in our people, we prioritize diversity and inclusion. Our goal is to create a culture where we value, respect, and provide fair treatment and opportunities for all employees. Each year, we conduct an annual survey to give employees the opportunity to provide feedback on our management team and culture. This survey helps drive new programs that continue the development of our inclusive culture. Our leaders review the survey feedback and work with their teams to initiate new initiatives based on the results.

We are committed to developing a diverse environment through recruiting, development programs, community involvement and fostering conversations about differences.

Talent Development

Even though Viant has been around for 20+ years, our culture still reflects an entrepreneurial spirit. We empower employees to develop their skills and abilities by following our core values and acting on great ideas regardless of their role or function. We encourage employees at all levels to be creative and come up with ideas that can help the business grow. We work to provide an environment where talented individuals and teams can take control of their career growth. We provide a wide range of learning and development opportunities in both individual and group settings.

Compensation and Benefits

We provide compensation and benefits programs to help meet the needs of our employees and reward their efforts and contributions. We use internal and external resources to help develop plans that are fair and reward our employees’ commitment and performance with the goal of attracting and retaining high performing individuals.

In addition to salaries, we provide competitive compensation programs that are in line with our peers and industry. These programs may include bonuses, equity awards, 401(k) plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave and employee assistance programs among many others.

Health, Safety and Wellness

We strive to provide a work environment where our employees feel safe and are comfortable working. In response to the COVID-19 pandemic, we immediately implemented a teleworking program that complied with all applicable government regulations and protected our employees while allowing them to continue to be effective in their jobs. We continue to stay updated on changes in government regulations and implement them to meet our employees’ changing health and wellness needs.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright, patent and trademark laws in the U.S. and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property.

As of December 31, 2020, we held 26 issued patents, 10 pending patent applications and 306 issued trademarks. Our issued patents are scheduled to expire between 2025 and 2038. We continually review our development efforts to assess the existence and patentability of new intellectual property. In addition to the intellectual property relating to the operation of Adelphic and our people-based framework, we own intellectual property related to our owned site, Myspace.com. Of our issued patents, 11 relate to our platform and our people-based framework, and 15 relate to the Myspace.com site.

Corporate Information

Viant was founded in 1999 by Tim, Chris and Russ Vanderhook who continue to lead our company today. Viant has been at the forefront of digital advertising technology since its inception and has demonstrated its ability to grow, thrive, and innovate as competitors have come and gone. In 2011, Viant acquired the social network website Myspace.com. In 2011, Tim and Chris Vanderhook started Xumo, a connected TV streaming service, which was acquired by Comcast Corp. in 2020. In 2015, Viant completed its first people-based integration. Viant remained independent until 2016, when Time Inc. acquired a 60% interest in Viant through its subsidiary, Viant Technology Holding Inc. (the “Former Holdco”). That interest was later acquired by Meredith Corporation when it acquired Time Inc. in 2018. In 2017, the Company purchased Adelphic, a DSP. Since the Adelphic acquisition, the Company has materially transformed from a full-service provider of digital advertising solutions into a leading DSP that enables marketers and their advertising agencies to centralize the planning, buying and measurement of their media investments using a people-based framework. Viant has grown from a business operating from a home office to a company with nearly 300 employees in 10 offices throughout the U.S. In 2019, Viant entered into an agreement that resulted in the retirement of the Former Holdco’s interest in Viant and Tim Vanderhook, Chris Vanderhook and Four Brothers 2 LLC (the “Vanderhook Parties”) acquired that 60% interest in the Company (the “2019 Former Holdco transaction”), allowing it to once again become an independent company. Viant Technology Inc. was incorporated in Delaware on October 9, 2020. In connection with the consummation of our initial public offering (the “IPO”), Viant Technology Inc. became the sole managing member of Viant Technology LLC. We completed the IPO of our Class A common stock on February 12, 2021. Our principal executive offices are located at 2722 Michelson Drive, Suite 100, Irvine, CA 92612 and our telephone number is (949) 861-8888. Our website address is www.viantinc.com.

The SEC maintains a website at www.sec.gov that contains reports, information statements and other information regarding issuers that file electronically with the SEC. Our Annual Report can be downloaded from the SEC’s website. We will file with or furnish to the SEC periodic reports and other information. We furnish or make available to our stockholders annual reports containing our audited financial statements prepared in accordance with GAAP. We also furnish or make available to our stockholders quarterly reports containing our unaudited interim financial information, for the first three fiscal quarters of each fiscal year. We make our periodic reports and other information filed with or furnished to the SEC available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information contained on our website or linked therein or otherwise connected thereto does not constitute part of nor is it incorporated by reference into this Annual Report.

Item 1A. Risk Factors.

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties described below, together with all other information contained in this Annual Report and in our other public filings, including our consolidated financial statements and the related notes appearing at the end of this Annual Report. The occurrence of any of the following risks, as well as any risks or uncertainties not currently known to us or that we currently do not believe to be material, could materially and adversely affect our business, prospects, financial condition, results of operations and cash flow, in which case, the trading price of our Class A common stock could decline and you could lose all or part of your investment.

Summary of Factors That May Affect Our Future Results

The following summarizes the principal factors that make an investment in the Company speculative or risky. This summary should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

•	our ability to add new customers, effectively educate and train our existing customers on how to make full use of our platform and increase the usage of our platform by our customers;
•	failure to realize the expected benefits of an industry shift away from cookie-based consumer tracking;
•	the impact of the COVID-19 pandemic and other sustained adverse market events on our and our customers’ business operations;
•	our ability to innovate, effectively manage our growth and make the right investment decisions;
•	the relatively new and evolving market for programmatic buying for advertising campaigns;
•	the loss of a significant amount of revenue from select advertising agencies as customers;
•	fluctuations in our operating results and the varying nature, in terms of mix, of our different pricing options;
•	our lengthy sales cycle and payment-related risks;
•	diminishment of, or failure to grow, our access to advertising inventory;
•	the intensely competitive nature of the market in which we participate; and
•	the impact on our business of data privacy regulation or data privacy breaches.

Risks Related to Our Business

Our success and revenue growth is dependent on adding new customers, effectively educating and training our existing customers on how to make full use of our platform and increasing usage of our platform by our customers.

Our success is dependent on regularly adding new customers and increasing our customers’ usage of our platform. Our contracts and relationships with customers generally do not include long-term or exclusive obligations requiring them to use our platform or maintain or increase their use of our platform. Our customers typically have relationships with numerous providers and can use both our platform and those of our competitors without incurring significant costs or disruption. Our customers may also choose to decrease their overall advertising spend for any reason, including if they do not believe they are receiving a sufficient return on their advertising spend. Accordingly, we must continually work to win new customers and retain existing customers, increase their usage of our platform and capture a larger share of their advertising spend. We may not be successful at educating and training customers, particularly our newer customers, on how to use our platform, in particular our advanced reporting tools, in order for our customers to get the most benefit from our platform and increase their usage. If these efforts are unsuccessful or customers decide not to continue to maintain or increase their usage of our platform for any other reason, or if we fail to attract new customers, our revenue could fail to grow or decline, which would materially and adversely harm our business, operating results and financial condition. We cannot assure you that our customers will continue to use and increase their spend on our platform or that we will be able to attract a sufficient number of new customers to continue to grow our business and revenue. If customers representing a significant portion of our business decide to materially reduce their use of our platform or cease using our platform altogether, our revenue could be significantly reduced, which could have a material adverse effect on our business, operating results and financial condition. We may not be able to replace customers who decrease or cease their usage of our platform with new customers that will use our platform to the same extent.

We may not realize the expected benefits of an industry shift away from cookie-based consumer tracking as such shift may not occur as rapidly as we expect or may not be realized at all.

We expect to benefit as compared to others in our industry from marketers reducing their reliance on vendors and software platforms that utilize third-party cookies for tracking. However, we cannot assure you that the shift away from cookie-based consumer tracking will happen as rapidly as we expect or that such shift will occur at all. Additionally, even if the shift away from cookie-based consumer tracking does occur, we may not be as successful in growing our business and increasing our revenue as we expect. For example, marketers may not shift their business away from our competitors if our competitors are successful in developing alternative products or services that are not significantly reliant on the cookie-based framework.

The effects of the ongoing COVID-19 pandemic and other sustained adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition.

Our business and operations have been and could in the future be adversely affected by health epidemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our customers and partners operate, and are significantly impacting economic activity and financial markets. Many marketers, particularly those in the travel, retail and automotive industries, have decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity, and other COVID-19-related impacts, which has negatively impacted, and may continue to negatively impact, our revenue and results of operations, the extent and duration of which we may not be able to accurately predict. The spread of an infectious disease may also result in, and, in the case of the COVID-19 pandemic has resulted in, regional quarantines, labor shortages or stoppages, changes in consumer purchasing patterns, disruptions to service providers’ ability to deliver data on a timely basis, or at all, and overall economic instability.

A recession, depression or other sustained adverse market events resulting from the spread of COVID-19 could materially and adversely affect our business and that of our customers or potential customers. Our customers’ and potential customers’ businesses or cash flows have been and may continue to be negatively impacted by the COVID-19 pandemic, which has led and may continue to lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our customers pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations may be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by the pandemic.

Our operations are subject to a range of external factors related to the COVID-19 pandemic that are not within our control. We have taken precautionary measures intended to minimize the risk of the spread of the virus to our employees, partners and customers, and the communities in which we operate. A wide range of governmental restrictions has also been imposed on our employees’, customers’ and partners’ physical movement to limit the spread of COVID-19. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing, and customer service efforts, delay and lengthen our sales cycles, decrease our employees’ or customers’ or partners’ productivity, or create operational or other challenges, any of which could harm our business, operating results and financial condition.

The economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. Our business depends on the overall demand for advertising and on the economic health of our customers that benefit from our platform. Economic downturns or unstable market conditions may cause our customers to decrease their advertising budgets, which could reduce usage of our platform and adversely affect our business, operating results and financial condition. We have committed, and we plan to continue to commit, resources to grow our business, including to expand our employee base and develop our platform and systems, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed. Such future developments may include, among others, the duration and spread of the outbreak, new information that may emerge concerning the severity of COVID-19 and government actions to contain COVID-19 or treat its impact, the level of relief efforts designed to help businesses and consumers, including any declines in such levels, impact on our customers and our sales cycles, impact on our customer, industry or employee events, and effect on our advertising inventory partners.

Our results may also fluctuate unpredictably as and to the extent there is a recovery from the pandemic and a return to non-pandemic business conditions. We cannot predict the impact of a post-pandemic recovery on the economy, our customers or consumer media consumption patterns or the degree to which certain trends, such as the growth in demand for our connected TV offering, will continue.

If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain customers and our revenue and results of operations may decline.

Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must regularly make investment decisions regarding offerings and technology to maintain the technological competitiveness of our products and services and meet customer demand and evolving industry standards. The complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Without the timely introduction of new products, services and enhancements, our offerings could become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. If new or existing competitors have more attractive offerings, we may lose customers or customers may decrease their use of our platform. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model.

If we fail to enhance our current products and services or fail to develop new products to adapt to our rapidly changing industry or to evolving customer needs, demand for our platform could decrease and our business, operating results and financial condition may be adversely affected.

The market for programmatic buying for advertising campaigns is relatively new and evolving. If this market develops slower or differently than we expect, our business, operating results and financial condition would be adversely affected.

We derive revenue from the programmatic purchase of advertising on our platform. We expect that programmatic ad buying will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will largely depend on increasing our customers’ usage of our platform. While the market for programmatic ad buying for desktop and mobile display ads is relatively established, the market in other channels is still emerging, and our current and potential customers may not shift quickly enough to programmatic ad buying from other buying methods, which would reduce our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.

In particular, the market for programmatic buying for advertising campaigns across multiple advertising channels, including connected TV, linear TV, streaming audio and digital billboard channels is an emerging market. Our ability to provide capabilities across multiple advertising channels, which we refer to as omnichannel, may be constrained if we are not be able to maintain or grow advertising inventory for such channels, and some of our omnichannel offerings may not gain market acceptance. We may not be able to accurately predict changes in overall industry demand for the channels in which we operate and cannot assure you that our investment in channel development will correspond to any such changes. For example, we cannot predict whether the growth in demand for our connected TV offering will continue. Furthermore, if our channel mix changes due to a shift in customer demand, such as customers shifting their usage more quickly or more extensively than expected to channels in which we have relatively less functionality, features, or inventory, such as linear TV, then demand for our platform could decrease, and our business, financial condition, and results of operations could be adversely affected.

We receive a significant amount of revenue from a select number of advertising agency holding companies, owning various advertising agencies, and the loss of advertising agencies as customers could harm our business, operating results and financial condition.

A significant amount of our revenue comes from advertising agencies. We had 264 Active Customers for the year ended December 31, 2020, consisting primarily of advertising agencies. Many of these agencies are owned by advertising agency holding companies, where decision making is generally highly decentralized such that purchasing decisions are made, and relationships with marketers are located, at the agency, local branch or division level. If all of our individual customer contractual relationships were aggregated at the holding company level, two advertising agency holding companies would represent 13.3% and 13.2%, respectively, of our revenue for 2020. Due to the highly decentralized operations and decision-making at the agencies owned by each of these advertising agency holding companies, we consider the individual agencies rather than the holding company to be our customers.

Often, we enter into separate contracts and billing relationships with the individual agencies and account for them as separate customers. However, some holding companies for these agencies may choose to exert control over the individual agencies in the future. If so, any loss of relationships with such holding companies and, consequently, of their agencies, local branches or divisions, as customers could significantly harm our business, operating results and financial condition.

We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us as they embark on advertising campaigns for their clients. The loss of such agencies could significantly harm our business, operating results and financial condition. If we fail to maintain satisfactory relationships with an advertising agency, we risk losing business from the marketers represented by that agency.

Marketers may change advertising agencies. If a marketer switches from an agency that utilizes our platform to one that does not, we could lose revenue from that marketer. In addition, some advertising agencies have strong relationships with competing DSPs or other platforms and may direct their marketers to such other platforms.

We may experience fluctuations in our operating results, which could make our future operating results difficult to predict or cause our operating results to fall below securities analysts’ and investors’ expectations.

Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. In particular, we offer our customers a choice of three different pricing options: a percentage of spend option, a subscription option and a fixed cost per mille (“CPM”) pricing option. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. Our revenue and revenue ex-TAC vary across these different pricing and service options, and therefore our results may vary based on the mix of pricing and service options chosen by customers in any given period. The varying nature of our pricing mix between periods therefore may make it more difficult for us to forecast our future operating results. Further, variation in our pricing mix may make it more difficult to make comparisons between prior, current and future periods. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Fluctuations in our operating results could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our Class A common stock. Because our business is changing and evolving rapidly, and the macroeconomic environment continues to evolve as a result of the COVID-19 pandemic, our historical operating results may not be necessarily indicative of our future operating results. It is also difficult to predict the impact of a post-pandemic recovery on our business and operating results. In addition to changes in terms of mix of our different pricing options, factors that may cause our operating results to fluctuate include the following:

•	changes in demand for our platform, including those related to the seasonal nature of our customers’ spending on digital advertising campaigns;
•	changes in our pricing policies, the pricing policies of our competitors and the pricing or availability of inventory, data or other third-party services;
•	changes in our customer base and platform offerings;
•	the addition or loss of advertising agencies and marketers as customers;
•	changes in advertising budget allocations, agency affiliations or marketing strategies;
•	changes to our channel mix (including, for example, changes in demand for connected TV);
•	changes and uncertainty in the regulatory and business environment for us or customers (for example, when Apple or Google change policies for their browsers and operating systems);
•

changes in the economic prospects of marketers or the economy generally (due to COVID-19, or otherwise), which could alter marketers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;

•	changes in the availability of advertising inventory or in the cost of reaching end consumers through digital advertising;
•	disruptions or outages on our platform;
•	the introduction of new technologies or offerings by our competitors;
•	changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;

•	timing differences between our payments for advertising inventory and our collection of related advertising revenue;
•	the length and unpredictability of our sales cycle;
•	costs related to acquisitions of businesses or technologies, or employee recruiting; and
•	shifting views and behaviors of consumers concerning use of data.

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses, and, as a result, our operating results may, from time to time, fall below our estimates or the expectations of securities analysts and investors.

We often have long sales cycles, which can result in significant time between initial contact with a prospect and execution of a customer agreement, making it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers.

Our sales cycle, from initial contact to contract execution and implementation, can take significant time. As part of our sales cycle, we may incur significant expenses before we generate any revenue from a prospective customer. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace, generally or with a specific prospective customer, change negatively, it is possible that we will be unable to recover any of these expenses. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. Some of our customers undertake an evaluation process that frequently involves not only our platform but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these new customers. Even if our sales efforts result in obtaining a new customer, the customer controls when and to what extent it uses our platform and therefore the amount of revenue we generate, and it may not sufficiently justify the expenses incurred to acquire the customer and the related training support. As a result, we may not be able to add customers, or generate revenue, as quickly as we may expect, which could harm our growth prospects.

Customers have the option to use our platform on a self-service basis, which requires us to commit substantial time and expenses towards training potential customers on how to make full use of our platform. If we fail to offer sufficient customer training and support for our platform, we may not be able to attract new customers or maintain our current customers.

Because we operate a platform that has many powerful tools and that customers can choose to use on a self-service basis, we are often required to spend a substantial amount of time and effort educating and training current customers and potential customers on how to make full use of our platform. Because potential customers may already be trained to use our competitors’ platforms, we are also required to spend a significant amount of time cultivating relationships with those potential customers to ensure they understand the potential benefits of our platform and this relationship building process can take many months and may not result in us winning an opportunity with any given potential customer. As a result, customer training and support is critical for the successful and continued use of our platform and for maintaining and increasing spend through our platform from existing and new customers.

Providing this training and support requires that our platform operations personnel have specific domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality customer service will increase as we expand our business and pursue new customers. If we are not responsive and proactive regarding our customers’ advertising needs, or do not provide effective support for our customers’ advertising campaigns, our ability to retain our existing customers would suffer and our reputation with existing or potential customers would be harmed, which would negatively impact our business.

We are subject to payment-related risks and if our customers do not pay, or dispute their invoices, our business, operating results and financial condition may be adversely affected.

Many of our contracts with advertising agencies provide that if the marketer does not pay the agency, the agency is not liable to us, and we must seek payment solely from the marketer, a type of arrangement called sequential liability. The credit risk associated with these arrangements may vary depending on the nature of an advertising agency’s aggregated marketer base and the credit risk of the agency itself. We may also be involved in disputes with agencies and their marketers over the operation of our platform, the terms of our agreements or our billings for purchases made by them through our platform. When we are unable to collect or make adjustments to our bills to customers, we incur write-offs for bad debt, which could have a material adverse effect on our results of operations for the periods in which the write-offs occur. In the future, bad debt may exceed reserves for such contingencies and our bad debt exposure may increase over time. Any increase in write-offs for bad debt could have a materially negative effect on our business, operating results and financial condition.

Furthermore, we are generally contractually required to pay suppliers of advertising inventory and data within a negotiated period of time, regardless of whether our customers pay us on time, or at all. While we attempt to negotiate long payment periods with our suppliers and shorter periods from our customers, we are not always successful. As a result, our accounts payable are often due on shorter cycles than our accounts receivables, requiring us to remit payments from our own funds, and accept the risk of bad debt.

This payment process will increasingly consume working capital if we continue to be successful in growing our business. In addition, like many companies in our industry, we often experience slow payment by advertising agencies. In this regard, we had average days sales outstanding, or DSO, of 64 days, and average days payable outstanding, or DPO, of 62 for the year ended December 31, 2020. We compute our average DSO as of a given month end based on a weighted average of outstanding accounts receivable. Specifically, the DSO is calculated by multiplying the percentage of accounts receivable outstanding for each monthly billing period by the number of days outstanding related to each billing period and then summing the weighted days outstanding. We compute our DPO as of a given month end by dividing our trade payables (including accrued liabilities) by the average daily cost of media, data, other direct costs and certain operating expenses over the last four months. Historically, our DSOs have fluctuated over time. If our DSOs increase significantly, and we are unable to borrow against these receivables on commercially acceptable terms, our working capital availability could be reduced, and as a consequence our results of operations and financial condition would be adversely impacted.

Due to this potential imbalance in our DSOs and DPOs, we may rely on our credit facility to partially or completely fund our working capital requirements. We cannot assure you that as we continue to grow, our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the credit facility in an amount sufficient to fund our working capital needs. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility and we may therefore be at risk of default thereunder. We cannot assure you that we would be able to access additional financing or increase our borrowing or borrowing capacity under our current or any future credit facility on commercially reasonable terms or at all.

If our access to advertising inventory is diminished or fails to grow, our revenue could decline and our growth could be impeded.

We must maintain a consistent supply of ad inventory. Our success depends on our ability to secure inventory on reasonable terms across a broad range of advertising inventory partners in various verticals and formats. The amount, quality and cost of inventory available to us can change at any time. If our relationships with any of our significant suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of inventory on favorable terms. Inventory suppliers control the sales process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including prohibiting the placement of advertisements on behalf of specific marketers.

As new types of inventory, such as digital advertising for television, become more readily available, we will need to expend significant resources to ensure we have access to such new inventory. Although television advertising is a large market, only a relatively small percentage of it is currently purchased programmatically. We are investing heavily in our programmatic television offering, including by increasing our workforce and by adding new features, functions and integrations to our platform. If the digital television advertising market does not grow as we anticipate or we fail to successfully serve such a market, our growth prospects could be harmed.

Our success depends on consistently adding valued inventory in a cost-effective manner. If we are unable to maintain a consistent supply of inventory for any reason, customer retention and loyalty, and our operating results and financial condition could be harmed.

If our access to people-based data is diminished, the effectiveness of our platform would be decreased, which could harm our operating results and financial condition.

Much of the data that we use is obtained through integrations with third-party data suppliers. We are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms. We could suffer material adverse consequences if we were unable to obtain data through our integrations with data suppliers. Our ability to serve particular customers is also enhanced when such customers upload their own first-party data. Our operation of our platform and access to data could be negatively affected if, due to legal, contractual, privacy, market optics, competition or other economic concerns, third parties cease entering into data integration agreements with us or customers cease uploading their data to our platform. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality and privacy standards.

Furthermore, digital advertising and in-app advertising are largely dependent on established technology companies and their operation of the most commonly used Internet browsers (Chrome, Firefox, Internet Explorer and Safari), devices and operating systems (Android and iOS). These companies may change the operations or policies of their browsers, devices and operating systems in a manner that fundamentally changes our ability to operate our platform or use or collect data. Users of these browsers, devices or operating systems may also adjust their behaviors and use of technology in ways that change our ability to collect data. Digital advertising and in-app advertising are also dependent, in part, on internet protocols and the practices of internet service providers, including IP address allocation. Changes that these providers make to their practices, or adoption of new internet protocols, may materially limit or alter the availability of data. A limitation or alteration of the availability of data in any of these or other instances may have a material impact on the advertising technology industry, which could decrease advertising budgets and subsequently reduce our revenue and adversely affect our business, operating results and financial condition.

If we were to lose access to significant amounts of the data that enables our people-based framework, our ability to provide products and services to our customers could be materially and adversely impacted, which could be materially adverse to our business, operating results and financial condition.

If we do not effectively grow and train our sales and support teams, we may be unable to add new customers or increase usage of our platform by our existing customers and our business will be adversely affected.

We are substantially dependent on our sales and support teams to obtain new customers and to increase usage of our platform by our existing customers. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. Due to the complexity of our platform, a significant time lag exists between the hiring date of sales and support personnel and the time when they become fully productive. Our recent and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing our existing customers’ spend with us, our business will be adversely affected.

As our costs increase, we may not be able to generate sufficient revenue to sustain profitability.

We have expended significant resources to grow our business in recent years by increasing the offerings of our platform and growing our number of employees and expanding our number of offices in the United States. We anticipate continued growth that could require substantial financial and other resources to, among other things:

•

develop our platform, including by investing in our engineering team, creating, acquiring or licensing new products or features, and improving the functionality, availability and security of our platform;

•	improve our technology infrastructure, including investing in internal technology development and acquiring outside technologies;
•	cover general and administrative expenses, including legal, accounting and other expenses necessary to support a larger organization;
•	cover sales and marketing expenses, including a significant expansion of our direct sales organization;
•	cover expenses relating to data collection and consumer privacy compliance, including additional infrastructure, automation and personnel; and
•	explore strategic acquisitions.

Investing in the foregoing, however, may not yield anticipated returns. Consequently, as our costs increase, we may not be able to generate sufficient revenue to achieve or sustain profitability.

A significant inadvertent disclosure or breach of confidential and/or personal information we hold, or of the security of our or our customers’, suppliers’, or other partners’ computer systems could be detrimental to our business, reputation and results of operations.

Our business requires the storage, transmission and utilization of data, including personal information, much of which must be maintained on a confidential basis. These activities have made, and may in the future make, us a target of cyber-attacks by third parties seeking unauthorized access to the data we maintain, including our customer data, or to disrupt our ability to provide service. As a result of the types and volume of personal data on our systems, we believe that we are a particularly attractive target for such breaches and attacks. For example, in 2016, we discovered a breach of information from our Myspace databases resulting in the unauthorized access and offer for sale of approximately 360 million Myspace user account email addresses, usernames, and hashed passwords. See “—We face liabilities arising out of our ownership and operation of Myspace.com.”

In recent years, the frequency, severity and sophistication of cyber-attacks, computer malware, viruses, social engineering, and other intentional misconduct by computer hackers has significantly increased, and government agencies and security experts have warned about the growing risks of hackers, cyber criminals and other potential attackers targeting information technology systems. Such third parties could attempt to gain entry to our systems for the purpose of stealing data or disrupting the systems. In addition, our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, including vulnerabilities of our vendors, suppliers, their products, or otherwise. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data or our data, including intellectual property and other confidential business information.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Google Cloud Platform and Amazon Web Services. While we and our third-party cloud providers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, particularly as techniques used to sabotage or obtain unauthorized access to systems change frequently and generally are not recognized until launched against a target, resulting in the unauthorized disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. Any failure to prevent or mitigate security breaches and improper access to or disclosure of the data we maintain, including personal information, could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business.

We believe we have taken appropriate measures to protect our systems from intrusion, but we cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities in our systems and attempts to exploit those vulnerabilities, physical system or facility break-ins and data thefts or other developments will not compromise or breach the technology protecting our systems and the information we possess.

We may incur significant costs in protecting against or remediating cyber-attacks. Any security breach could result in operational disruptions that impair our ability to meet our customers’ requirements, which could result in decreased revenue. Also, whether there is an actual or a perceived breach of our security, our reputation could suffer irreparable harm, causing our current and prospective customers to reject our products and services in the future, deterring data suppliers from supplying us data or customers from uploading their data on our platform, or changing consumer behaviors and use of our technology. Further, we could be forced to expend significant resources in response to a security breach, including those expended in notifying individuals and providing mitigating services, repairing system damage, increasing cyber security protection costs by deploying additional personnel and protection technologies, and litigating and resolving legal claims or governmental inquiries and investigations, all of which could divert the attention of our management and key personnel away from our business operations. Federal, state and foreign governments continue to consider and implement laws and regulations addressing data privacy, cybersecurity, and data protection laws, which include provisions relating to breaches. For example, statutory damages may be available to users through a private right of action for certain data breaches under the California Consumer Privacy Act (the “CCPA”), and potentially other states’ laws. In any event, a significant security breach could materially harm our business, operating results and financial condition. See “Risks Related to Data Privacy.”

Our customers, suppliers and other partners are primarily responsible for the security of their information technology environments, and we rely heavily on them and other third parties to supply clean data content and/or to utilize our products and services in a secure manner. Each of these third parties may face risks relating to cyber security, which could disrupt their businesses and therefore materially impact ours. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ cyber security operations, or the amount of investment they place in guarding against cyber security threats. Accordingly, we are subject to any flaw in or breaches of their systems, which could materially impact our business, operating results and financial results.

We allow our customers and suppliers to utilize application programming interfaces, or APIs, with our platform, which could result in outages or security breaches and negatively impact our business, operating results and financial condition.

The use of application programming interfaces, or APIs, by our customers and suppliers has significantly increased in recent years. Our APIs allow customers and suppliers to build their own media buying and data management interface by using our APIs to develop custom integration of their business with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow customers and suppliers greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to customer or supplier overuse of our systems through our APIs. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation, notification, mitigation, and remediation, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, operating results and financial condition.

Operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, operating results and financial condition.

We depend upon the sustained and uninterrupted performance of our platform to manage our inventory supply; acquire inventory for each campaign; collect, process and interpret data; and optimize campaign performance in real time and provide billing information to our financial systems. If our platform cannot scale to meet demand, if there are errors in our execution of any of these functions on our platform, or if we experience outages, then our business may be harmed.

Our platform is complex and multifaceted, and operational and performance issues could arise both from the platform itself or from outside factors, such as cyberattacks or other third party attacks. Errors, failures, vulnerabilities or bugs have been found in the past, and may be found in the future. Our platform also relies on third-party technology and systems to perform properly, and our platform is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more server facilities. While we have built redundancies in our systems, full redundancies do not exist. Some failures will shut our platform down completely, others only partially. We provide service level agreements to some of our customers, and if our platform is not available for specified amounts of time, we may be required to provide credits or other financial compensation to our customers.

As we grow our business, we expect to continue to invest in technology services and equipment. Without these improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, impaired quality or delays in reporting accurate information regarding transactions in our platform, any of which could negatively affect our reputation and ability to attract and retain customers. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will grow. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion, our growth prospects and results of operations could be adversely affected.

Operational and performance issues with our platform could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our platform, increased costs or loss of revenue, loss of the ability to access our platform, loss of competitive position or claims by customers for losses sustained by them. Alleviating problems resulting from such issues could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which may adversely affect our operating results and financial condition.

We are dependent on the continued availability of third-party hosting and transmission services. Operational issues with, or changes to the costs of, our third-party data center providers could harm our business, reputation or results of operations.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Google Cloud Platform and Amazon Web Services, and we primarily use shared servers in such facilities. We are dependent on these third parties to provide continuous power, cooling, Internet connectivity and physical and technological security for our servers, and our operations depend, in part, on their ability to protect these facilities against any damage or interruption from natural disasters, such as earthquakes and hurricanes, power or telecommunication failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services.

Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes or hurricane, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to stop using our platform, any of which could materially and adversely affect our business.

We incur significant costs with our third-party data hosting services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation, or otherwise, we may not be able to increase the fees for our products and services to cover the changes. As a result, our operating results may be significantly worse than forecasted.

If the non-proprietary technology, software, products and services that we use are unavailable, have future terms we cannot agree to, or do not perform as we expect, our business, operating results and financial condition could be harmed.

We depend on various technology, software, products and services from third parties or available as open source, including for critical features and functionality of our platform and API technology, payment processing, payroll and other professional services. Identifying, negotiating, complying with and integrating with third-party terms and technology are complex, costly and time-consuming matters. Failure by third-party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could materially and adversely impact our platform, our administrative obligations or other areas of our business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in our ability to provide our services.

Our failure to meet content and inventory standards and provide services that our customers and inventory suppliers trust, could harm our brand and reputation and negatively impact our business, operating results and financial condition.

We do not provide or control the content of the advertisements we serve or that of the websites providing the inventory. Our customers provide the advertising content and inventory suppliers provide the inventory. Both customers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal, and they are hesitant to spend money without guaranteed brand security. For example, our customers expect that ad placements will not be misrepresented, such as auto-play in banner placements marketed as pre-roll inventory. Consequently, our reputation depends in part on providing services that our customers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. We contractually prohibit the misuse of our platform by agencies (and their marketer customers) and inventory suppliers. Additionally, we use our proprietary technology and third-party services to, and we participate in industry co-ops that work to, detect malware and other content issues as well as click fraud (whether by humans or software known as “bots”) and to block fraudulent inventory. Despite such efforts, our customers may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case we may not be able to recoup the amounts paid to inventory suppliers. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, as well as a balancing of cost effectiveness and risk, and we cannot guarantee that we will be fully successful in our efforts to combat fraud. We may provide access to inventory that is objectionable to our customers or we may serve advertising that contains malware or objectionable content to our inventory suppliers, which could harm our or our customers’ brand and reputation, cause customers to decrease or terminate their relationship with us or otherwise negatively impact our business, operating results and financial condition.

We face potential liability and harm to our business based on the human factor of inputting information into our platform.

We or our customers set up campaigns on our platform using a number of available variables. While our platform includes several checks and balances, it is possible for human error to result in significant over-spending. We offer a number of protections such as daily or overall spending caps, but despite these protections, the ability for overspend exists. For example, campaigns which last for a period of time can be set to pace evenly or as quickly as possible. If a customer with a high credit limit enters an incorrect daily cap with a campaign set to a rapid pace, it is possible for a campaign to accidently go significantly over budget. Our potential liability for such errors may be higher when they occur in situations in which we are executing purchases on behalf of a customer rather than the customer using the self-service feature of our platform. While our customer contracts state that customers are responsible for media purchased through our platform, we are ultimately responsible for paying the inventory providers and we may be unable to collect when such issues occur.

We face liabilities arising out of our ownership and operation of Myspace.com.

In 2011, we acquired Myspace LLC, which owns Myspace.com. We have faced and may continue to face claims or lawsuits or incur liability as a result of content published or made available on Myspace.com, including claims for defamation, intellectual property rights, including copyright infringement, rights of publicity and privacy, illegal content, misinformation, content regulation and personal injury torts. The laws relating to the liability of providers of online products or services for activities of the people who use them remain somewhat unsettled, both within the United States and internationally. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states must implement by June 2021. In addition, there have been various Congressional efforts, executive actions, and civil litigation efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending claims related to content published or made available on Myspace.com and, if we are found liable, could face significant damages.

In 2011, Myspace LLC was the subject of an investigation by the Federal Trade Commission (“FTC”) relating to its privacy practices. In connection with its settlement of this matter with the FTC in 2012, Myspace LLC agreed to a settlement order that bars Myspace LLC from misrepresenting the extent to which it protects the privacy of users’ personal information or the extent to which it belongs to or complies with any privacy, security or other compliance program. The order also requires that Myspace LLC establish a comprehensive privacy program designed to protect consumers’ information, and to obtain biennial assessments of its privacy program by independent, third-party auditors for 20 years. The order terminates in August 2032. If Myspace LLC fails to comply with the mandates of the FTC consent order, or if Myspace LLC is found to be in violation of the consent order or other requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices.

Myspace.com has been and may in the future be a source of cybersecurity incidents or data breaches. In 2016, we announced our discovery of a third-party cyber-attack in which Myspace.com usernames, passwords and email addresses were stolen from the old Myspace platform prior to June 11, 2013, when the site was relaunched with significant steps to strengthen account security. While we took steps to remediate the attack, including notifying and invalidating the passwords of known affected users, any further failure to prevent or mitigate security breaches and improper access to or disclosure of the data on the Myspace.com site could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Myspace.com may also face operational or performance issues. For example, as a result of a server migration project in 2019, older photo, video or audio files of some users were lost.

Myspace.com has in the past been, and may in the future be, the subject of unfavorable publicity regarding, for example, its privacy practices, site quality and site operational matters. Myspace.com may also face negative publicity relating to content or information that is published or made available on the platform, including defamation, dissemination of misinformation or news hoaxes, discrimination, violations of intellectual property rights, violations of rights of publicity and privacy, hate speech or other types of content. Any such negative publicity could damage our reputation and the reputation of our primary business, which could adversely affect our business and financial results.

The market growth forecasts included in this Annual Report may prove to be inaccurate and, even if the market in which we compete achieves forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Market growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. The forecasts in this Annual Report relating to expected growth in the digital advertising and programmatic ad markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Risks Related to Data Privacy

Changes in legislative, judicial, regulatory, or cultural environments relating to information collection, use and processing may limit our ability to collect, use and process data. Such developments could cause revenue to decline, increase the cost of data, reduce the availability of data and adversely affect the demand for our products and services.

We receive, store and process personal information and other data from and about consumers in addition to personal information and other data from and about our customers, employees, and services providers. Our handling of this data is subject to a wide variety of federal, state, and foreign laws and regulations and is subject to regulation by various government authorities and consumer actions. Our data handling is also subject to contractual obligations and may be deemed to be subject to industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed laws relating to the collection, disclosure, processing, use, storage and security of data relating to individuals and households, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, disclosure, processing, use, storage and security of certain types of data. Additionally, the FTC, many state attorneys general, and many courts are interpreting federal and state consumer protection laws as imposing standards for the collection, disclosure, process, use, storage and security of data. The regulatory framework for data privacy issues worldwide is complex, continually evolving and often conflicting, and is likely to remain uncertain for the foreseeable future. The occurrence of unanticipated events often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and manner in which we conduct our business. As a result, further restrictions could be placed upon the collection, disclosure, processing, use, storage and security of information, which could result in a material increase in the cost of obtaining certain kinds of data and could limit the ways in which we may collect, disclose, process, use, store or secure information.

U.S. federal and state legislatures, along with federal regulatory authorities, have recently increased their focus on matters concerning the collection and use of consumer data, including relating to interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, and similar or related practices, such as cross-device data collection and aggregation, and steps taken to de-identify personal data and to use and distribute the resulting data, including for purposes of personalization and the targeting of advertisements. In the U.S., non-sensitive consumer data generally may be used under current rules and regulations, subject to certain restrictions, including relating to transparency and affirmative “opt-out” rights of the collection or use of such data in certain instances. To the extent additional opt-out rights are made available in the U.S., additional regulations are imposed, or if an “opt-in” model were to be adopted, less data would be available, the cost of data and compliance would be higher, or we could be required to modify our data processing practices and policies. For example, California recently enacted legislation, the CCPA, that became operative on January 1, 2020 and came under California Attorney General (“AG”) enforcement on July 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and grant such consumers a new right to opt-out of “sales” of personal information, a concept that is defined broadly. The CCPA is also subject to regulations issued by the California AG, which were finalized and became effective in August 2020. The California Privacy Rights and Enforcement Act (“CPRA”), which was passed as a ballot initiative in November 2020 and comes into effect on January 1, 2023, expands upon the CCPA and, among other things, creates new categories of personal information with additional protections, creates new data subject rights such as a right of correction, creates a new state rulemaking and enforcement agency for the CPRA, expands potential liability for violations and gives consumers rights to opt out of additional forms of data sharing with third parties. It remains unclear how aspects of the CCPA (as amended by the CPRA) or its implementing regulations will be interpreted. We cannot yet fully predict the impact of these laws on our business or operations, but it or future regulations (particularly any regulations using an “opt-in” model), could require us or our customers to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information and costs of compliance could adversely affect our ability to meet our customers’ expectations and requirements and could result in decreased revenue.

While our platform and people-based framework operates primarily in the United States, some of our operations, including our owned website Myspace.com, may subject us to data privacy laws outside the United States. In the European Union (“EU”), the European General Data Protection Regulation (“GDPR”) took effect on May 25, 2018 and applies to our processing related to products and services that we provide to individuals who are in the European Union. The GDPR includes significant penalties for noncompliance of up to the greater of €20 million or 4% of an enterprise’s global turnover (or revenue) for the preceding fiscal year and each European Union Member State may provide for other penalties applicable to such noncompliance.

We are subject to evolving laws and regulations that dictate whether, how, and under what circumstances we, or our data processors, may transfer, process and/or receive certain data, including data shared between countries or regions in which we operate and data shared among our products and services. For example, ongoing legal uncertainty in Europe regarding the transfer of data to the United States could result in further limitations, including in light of the recent Schrems II ruling from the Court of Justice of the European Union dated July 16, 2020. This ruling effectively invalidated the EU-U.S. Privacy Shield framework, and while it upheld the Standard Contractual Clauses (“SCCs”) as an alternative mechanism, it requires the parties to the SCCs to ensure that the level of protection required by European Union law is respected, potentially by yet-to-be-clarified supplementary measures. Similarly, legal uncertainty could result in further limitations regarding the United Kingdom, which exited the European Union with the transition period ending on December 31, 2020 (transition period for certain matters scheduled to run through December 31, 2020), in particular in relation to data transfers to and from the United Kingdom. However, as part of the European Union and the United Kingdom’s new trade deal, the European Union allows personal data to flow freely to the United Kingdom for a duration of six months in total as from January 1, 2021 (known as the “bridge”), until an adequacy decision has been adopted by the European Commission. In the unlikely event that no such adequacy decision is adopted by the European Commission at the end of the “bridge” period, we will need to rely on SCCs or other GDPR transfer mechanisms to ensure a lawful transfer of data from the European Economic Area to the United Kingdom. Certain countries outside of the EEA have also passed (e.g. Russia, China) or are considering passing laws requiring local data residency or otherwise impeding the transfer of data across borders. If one or more of the legal bases for transferring data to the U.S. is invalidated, if we are unable to transfer or receive data between and among countries and regions in which we operate, or if we are prohibited from sharing data among our products and services, it could affect the manner in which we provide our services or adversely affect our financial results. Similarly, there are a number of European legislative proposals that could also significantly affect our business. For example, the proposal for a Regulation concerning the respect for private life and the protection of personal data in electronic communications and repealing European Union Directive 2002/58/EC, could impose new obligations or limitations in areas affecting our business, notably with respect to the use of cookies.

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us or be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection, and information security are competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We are members of self-regulatory bodies that impose additional requirements related to the collection, use, and disclosure of consumer data. Under the requirements of these self-regulatory bodies, in addition to other compliance obligations, we are obligated to provide all consumers with notice about our use of cookies and other technologies to execute the collection of consumer data and of our collection and use of consumer data for certain purposes, and to provide consumers with certain choices relating to the use of consumer data. Some of these self-regulatory bodies have the ability to discipline members or participants, which could result in fines, penalties, and/or public censure (which could in turn cause reputational harm). Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies.

Regulatory investigations and enforcement actions could also impact us. In the U.S., the FTC uses its enforcement powers under Section 5 of the Federal Trade Commission Act (which prohibits “unfair” and “deceptive” trade practices) to investigate companies engaging in online tracking and the processing of consumer personal information more generally. This is the basis on which the FTC investigated Myspace LLC. See “—We face liabilities arising out of our ownership and operation of Myspace.com.” Advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the GDPR. It is possible that investigations or enforcement actions will involve our practices or practices similar to ours.

Our legal risk depends in part on our customers’ or other third parties’ adherence to privacy laws and regulations and their use of our services in ways consistent with end user expectations. We rely on representations made to us by customers and data suppliers that they will comply with all applicable laws, including all relevant privacy and data protection regulations. Although we make reasonable efforts to enforce such representations and contractual requirements, we do not fully audit our customers’ or data suppliers’ compliance with our recommended disclosures or their adherence to privacy laws and regulations. If our customers or data suppliers fail to adhere to our expectations or contracts in this regard, we and our customers or data suppliers could be subject to adverse publicity, damages, and related possible investigation or other regulatory activity.

Because the interpretation and application of privacy and data protection laws, regulations and standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our data management practices or the technological features of our products and services. If so, in addition to the possibility of fines, investigations, lawsuits and other claims and proceedings, it may be necessary or desirable for us to fundamentally change our business activities and practices or modify our products and services, which could have an adverse effect on our business. We may be unable to make such changes or modifications in a commercially reasonable manner or at all. Any inability to adequately address privacy concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy or data protection laws, regulations, standards or policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.

Adapting our business to the CCPA and its implementing regulations and to the enhanced and evolving privacy obligations in the EU and elsewhere could continue to involve substantial expense and may cause us to divert resources from other aspects of our operations, all of which may adversely affect our business. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and marketers. Failure of the industry to adapt to changes required for operating under laws including the CCPA and the GDPR and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot currently predict the impact such changes may have on our business.

Our business or ability to operate our platform could be impacted by changes in the technology industry by established technology companies or government regulation. Such developments, including the restriction of “third-party cookies,” could cause instability in the advertising technology industry.

Digital advertising and in-app advertising are largely dependent on established technology companies and their operation of the most commonly used Internet browsers (Chrome, Firefox, Internet Explorer and Safari), devices and their operating systems (Android and iOS). These companies may change the operations or policies of their browsers, devices and operating systems in a manner that fundamentally changes our ability to operate our platform or collect data. Users of these browsers, devices or operating systems may also adjust their behaviors and use of technology in ways that change our ability to collect data. Digital advertising and in-app advertising are also dependent, in part, on internet protocols and the practices of internet service providers, including IP address allocation. Changes that these providers make to their practices, or adoption of new internet protocols, may materially limit or alter the availability of data. A limitation or alteration of the availability of data in any of these or other instances may have a material impact on the advertising technology industry, which could decrease advertising budgets and subsequently reduce our revenue and adversely affect our business, operating results and financial condition.

For example, browser providers have recently enacted changes restricting the use of third-party cookies in their browsers, which may cause instability in the digital advertising market. Execution of digital advertising relies to a significant extent on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, which we refer to collectively as cookies, to collect data about users and devices. Although our business is less reliant on cookies than some of our competitors because we do not need cookies for marketers and their advertising agencies to identify consumers with our identity resolution capabilities and identity graph, we do use third-party cookies. Third-party cookies are cookies owned and used by parties other than the owners of the website visited by the Internet user, in connection with our business for execution of obtaining information about consumers, and for delivering digital advertising. In January 2020, Google publicly stated it intends for Chrome to block third-party cookies at some point in the following 24 months. Google has also introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the Safari browser currently blocks third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. These actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate, which could cause changes in advertising budget allocations and thereby could negatively impact our business.

For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. Privacy aspects of other channels for programmatic advertising, such as connected TVs or over-the-top video, are still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.

Digital advertising is also subject to government regulation which may impact our ability to collect and use data. As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have raised significant concerns around observed data. There has been an array of ‘do-not-track’ efforts, suggestions and technologies introduced to address these concerns. However, the potential regulatory and self-regulatory landscape is inherently uncertain, and there is no consensus definition of tracking, nor agreement on what would be covered by ‘do-not-track’ functionality. There is activity by the major Internet browsers to default set on ‘do-not-track’ functionality, including by Safari and Firefox. It is not clear if other Internet browsers will follow.

Limitations on our or our customers’ ability to collect and use data for advertising, whether imposed by established technology companies or U.S. legislation, or otherwise, may impact the performance of our platform.

Uncertainty caused by lack of uniformity among laws to which we are or may become subject and instability in the global legal landscape may cause us to incur additional or unexpected costs and legal risk, increase our risk of reputational harm, or cause us to change our platform or business model.

We cannot predict the future of the regulatory landscape regarding the protection of personal information. U.S. (state and federal) and foreign governments are considering enacting additional legislation related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. For example, in the U.S., a federal privacy law is the subject of active discussion and several bills have been introduced. Additionally, industry groups in the U.S. and their international counterparts have self-regulatory guidelines that are subject to periodic updates to which we have agreed to adhere. High profile incidents involving breaches of personal information or misuse of consumer information may increase the likelihood of new U.S. federal, state, or international laws or regulations in addition to those set out above, and such laws and regulations may be inconsistent across jurisdictions.

In addition to laws regulating the processing of personal information, we are also subject to regulation with respect to political advertising activities, which are governed by various federal and state laws in the U.S., and national and provincial laws worldwide. Online political advertising laws are rapidly evolving, and in certain jurisdictions have varying transparency and disclosure requirements. We have already seen publishers impose varying prohibitions and restrictions on the types of political advertising and breadth of targeted advertising allowed on their platforms with respect to advertisements for the 2020 U.S. presidential election in response to political advertising scandals in prior election cycles. The lack of uniformity and increasing requirements on transparency and disclosure could adversely impact the inventory made available for political advertising and the demand for such inventory on our platform, and otherwise increase our operating and compliance costs.

Concerns about political advertising, whether or not valid and whether or not driven by applicable laws and regulations, industry standards, customer or inventory provider expectations, or public perception, may harm our reputation, result in loss of goodwill, and inhibit use of our platform by current and future customers.

Additionally, as the advertising industry evolves, and new ways of collecting, combining and using data are created, governments may enact legislation in response to technological advancements and changes that could result in our having to re-design features or functions of our platform, therefore incurring unexpected compliance costs.

These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our platform. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. All of this could impair our or our customers’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our platform, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue.
Commitments to advertising technology industry self-regulation may subject us to investigation by government or self-regulatory bodies, government or private litigation, and operational costs or harm to reputation or brand.

In addition to our legal obligations, we have committed to comply, and generally require our customers and partners to comply, with applicable self-regulatory principles, such as the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the U.S., and similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance.

Trade associations and industry self-regulatory groups have also promulgated best practices and other industry standards relating to targeted advertising. Our efforts to comply with these self-regulatory principles include offering Internet users notice and choice when advertising is served to them based, in part, on their interests. If we or our customers or partners make mistakes in the implementation of these principles, or if self-regulatory bodies expand these guidelines or government authorities issue different guidelines regarding Internet-based advertising, or opt out mechanisms fail to work as designed, or if Internet users misunderstand our technology or our commitments with respect to these principles, we may, as a result, be subject to negative publicity, government investigation, government or private litigation, or investigation by self-regulatory bodies or other accountability groups. Any such action against us, or investigations, even if meritless, could be costly and time consuming, require us to change our business practices, cause us to divert management’s attention and our resources, and be damaging to our brand, reputation, and business. In addition, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. We cannot yet determine the impact such future standards may have on our business.

Unfavorable publicity and negative public perception about our industry, particularly concerns regarding data privacy and security relating to our industry’s technology and practices, and perceived failure to comply with laws and industry self-regulation, could adversely affect our business and operating results.

With the growth of digital advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and data privacy matters, particularly as they relate to individual privacy interests and the global reach of the online marketplace. Concerns about industry practices with regard to the collection, use, and disclosure of personal information, whether or not valid and whether driven by applicable laws and regulations, industry standards, customer or inventory provider expectations, or the broader public, may harm our reputation, result in loss of goodwill, and inhibit use of our platform by current and future customers. Any unfavorable publicity or negative public perception about us, our industry, including our competitors, or even other data focused industries can affect our business and results of operations, and may lead to digital publishers or our customers changing their business practices or additional regulatory scrutiny or lawmaking that affects us or our industry. For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized the data and marketing industry for its collection, storage and use of personal data. Additional public scrutiny may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data, increased consumer opt-out rates or increased private class actions, any of which could negatively influence, change or reduce our current and prospective customers’ demand for our products and services, subject us to liability and adversely affect our business and operating results.

Risks Related to Our Intellectual Property

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and harming our business.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be adversely affected. We rely upon a combination of patent, trademark, copyright and trade secret laws, as well as third-party confidentiality and non-disclosure agreements, to establish and protect our proprietary rights. Establishing trade secret, copyright, trademark, domain name, and patent protection can be difficult and expensive, and the laws, procedures and restrictions may provide only limited protection. It may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights, despite the steps we have taken to protect our proprietary rights. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services. However, the theft or misuse of our proprietary information could occur by employees or contractors who have access to our technology.

While we have issued patents and patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or such patent protection may not be obtained quickly enough to meet our business needs. Furthermore, the patent prosecution process is expensive, time-consuming, and complex, and we may not be able to prepare, file, prosecute, maintain, and enforce all necessary or desirable patent applications at a reasonable cost or in a timely manner. The scope of patent protection also can be reinterpreted after issuance and issued patents may be invalidated. Even if our patent applications do issue as patents, they may not issue in a form that is sufficiently broad to protect our technology, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage.

Policing unauthorized use of our technology is difficult. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of our proprietary rights in such countries may be inadequate. If we are unable to protect our proprietary rights (including in particular, the proprietary aspects of our platform) we may find ourselves at a competitive disadvantage to others who have not incurred the same level of expense, time and effort to create and protect their intellectual property.

We are subject to third party claims for alleged infringement of their proprietary rights, which would result in additional expense and potential damages.

There is significant patent and other intellectual property development activity in the digital advertising industry. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Our success depends on the continual development of our platform. From time to time, we receive claims from third parties that our platform and underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. The cost of defending against such claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and could divert the attention of management, technical personnel and other employees from our business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Additionally, we may be obligated to indemnify our customers or inventory and data suppliers in connection with any such litigation. If we are found to infringe these rights, we could potentially be required to cease utilizing portions of our platform. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. Alternatively, we could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

We face potential liability and harm to our business based on the nature of our business and the content on our platform.

Advertising often results in litigation relating to copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require agencies to represent to us that they have the rights necessary to serve advertisements through our platform, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If any of these representations are untrue, we may be exposed to potential liability and our reputation may be damaged. While our customers are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigation costs, which can be extensive.

Risks Relating to Governmental Regulation and Tax Matters

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws, and tax laws and regulations. These laws and regulations impose added costs on our business and could require us to make changes to our business or platform. Noncompliance with applicable regulations or requirements could subject us to investigations, enforcement actions, sanctions, fines, damages, penalties, injunctions or termination of contracts. Any such matters could have a material adverse effect on our business, results of operations and financial condition.

Viant Technology Inc. depends on distributions from Viant Technology LLC to pay any dividends, if declared, taxes and other expenses, including payments under the Tax Receivable Agreement.

Viant Technology Inc. is a holding company and its only business is to act as the managing member of Viant Technology LLC, and its only material assets are Class A units representing approximately 19.5% of the membership interests of Viant Technology LLC. Viant Technology Inc. does not have any independent means of generating revenue. We anticipate that Viant Technology LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Viant Technology LLC. Accordingly, Viant Technology Inc. is required to pay income taxes on its allocable share of any net taxable income of Viant Technology LLC. We cause Viant Technology LLC to make distributions to each of its members, including Viant Technology Inc., in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow Viant Technology Inc. to make payments under the Tax Receivable Agreement. In addition, Viant Technology LLC reimburses Viant Technology Inc. for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, Viant Technology Inc. shall receive the full amount of its tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that Viant Technology Inc. needs funds, and Viant Technology LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect Viant Technology Inc.’s ability to pay dividends and taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition.

The Internal Revenue Service (“IRS”) might challenge the tax basis step-ups and other tax benefits we received in connection with our IPO and the related transactions and in connection with future acquisitions of Viant Technology LLC units.

The Viant Technology LLC units held directly by the members of Viant Technology LLC other than Viant Technology Inc., including the Vanderhook Parties, may in the future be exchanged for shares of our Class A common stock or, at our election, cash. Those exchanges may result in increases in the tax basis of the assets of Viant Technology LLC that otherwise would not have been available. These increases in tax basis are expected to increase (for tax purposes) Viant Technology Inc.’s depreciation and amortization and, together with other tax benefits, reduce the amount of tax that Viant Technology Inc. would otherwise be required to pay, although it is possible that the IRS might challenge all or part of these tax basis increases or other tax benefits, and a court might sustain such a challenge. Viant Technology Inc.’s ability to achieve benefits from any tax basis increases or other tax benefits will depend upon a number of factors, as discussed below, including the timing and amount of our future income.

We will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the basis increases or other tax benefits described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of our ultimate cash tax savings.

Viant Technology Inc. is required to pay over to continuing members of Viant Technology LLC most of the tax benefits Viant Technology Inc. receives from tax basis step-ups (and certain other tax benefits) attributable to its acquisition of units of Viant Technology LLC, and the amount of those payments are expected to be substantial.

Viant Technology Inc. has entered into a Tax Receivable Agreement with Viant Technology LLC, continuing members of Viant Technology LLC (not including Viant Technology Inc.) and the representative of such continuing members of Viant Technology LLC (the “TRA Representative”). The Tax Receivable Agreement provides for payment by Viant Technology Inc. to continuing members of Viant Technology LLC (not including Viant Technology Inc.) of 85% of the amount of the net cash tax savings, if any, that Viant Technology Inc. realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) Viant Technology Inc.’s acquisition of Viant Technology LLC units from pre-IPO members of Viant Technology LLC in connection with the IPO and in future exchanges and (ii) any payments Viant Technology Inc. makes under the Tax Receivable Agreement (including tax benefits related to imputed interest). Viant Technology Inc. will retain the benefit of the remaining 15% of these net cash tax savings.

The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or have expired, unless we exercise our right to terminate the Tax Receivable Agreement (or it is terminated due to a change in control or our breach of a material obligation thereunder), in which case, Viant Technology Inc. will be required to make the termination payment specified in the Tax Receivable Agreement. In addition, payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. The actual future payments to the continuing members of Viant Technology LLC will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from Viant Technology LLC in order to make any required payments under the Tax Receivable Agreement. However, we may need to incur debt to finance payments under the Tax Receivable Agreement to the extent such distributions or our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of Viant Technology Inc.’s income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging unitholder’s tax basis in its units at the time of the relevant exchange; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that Viant Technology Inc. may have made under the Tax Receivable Agreement and the portion of Viant Technology Inc.’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of Viant Technology LLC attributable to the exchanged Viant Technology LLC interests, and certain other tax benefits, the payments that Viant Technology Inc. will be required to make to the holders of rights under the Tax Receivable Agreement will be substantial. There may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits Viant Technology Inc. receives in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to Viant Technology Inc. by Viant Technology LLC are not sufficient to permit Viant Technology Inc. to make payments under the Tax Receivable Agreement.

In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits, if any, that Viant Technology Inc. actually realizes.

The Tax Receivable Agreement provides that if (i) Viant Technology Inc. exercises its right to early termination of the Tax Receivable Agreement in whole (that is, with respect to all benefits due to all beneficiaries under the Tax Receivable Agreement) or in part (that is, with respect to some benefits due to all beneficiaries under the Tax Receivable Agreement), (ii) Viant Technology Inc. experiences certain changes in control, (iii) the Tax Receivable Agreement is rejected in certain bankruptcy proceedings, (iv) Viant Technology Inc. fails (subject to certain exceptions) to make a payment under the Tax Receivable Agreement within 180 days after the due date or (v) Viant Technology Inc. materially breaches its obligations under the Tax Receivable Agreement, Viant Technology Inc. will be obligated to make an early termination payment to holders of rights under the Tax Receivable Agreement equal to the present value of all payments that would be required to be paid by Viant Technology Inc. under the Tax Receivable Agreement. The amount of such payments will be determined on the basis of certain assumptions in the Tax Receivable Agreement, including (i) the assumption that Viant Technology Inc. would have enough taxable income in the future to fully utilize the tax benefit resulting from the tax assets that are the subject of the Tax Receivable Agreement, (ii) the assumption that any item of loss deduction or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by Viant Technology Inc. ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) the assumption that any non-amortizable assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (iv) the assumption that U.S. federal, state and local tax rates will be the same as in effect on the early termination date, unless scheduled to change; and (v) the assumption that any units of Viant Technology LLC (other than those held by Viant Technology Inc.) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A common stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. The amount of the early termination payment is determined by discounting the present value of all payments that would be required to be paid by Viant Technology Inc. under the Tax Receivable Agreement at a rate equal to the lesser of (a) 6.5% and (b) the Secured Overnight Financing Rate, as reported by the Wall Street Journal (“SOFR”) plus 400 basis points.

Moreover, as a result of an elective early termination, a change in control or Viant Technology Inc.’s material breach of its obligations under the Tax Receivable Agreement, Viant Technology Inc. could be required to make payments under the Tax Receivable Agreement that exceed its actual cash savings under the Tax Receivable Agreement. Thus, Viant Technology Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative effect on its financial condition and liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. We cannot assure you that we will be able to finance any early termination payment. It is also possible that the actual benefits ultimately realized by us may be significantly less than were projected in the computation of the early termination payment. We will not be reimbursed if the actual benefits ultimately realized by us are less than were projected in the computation of the early termination payment.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, Viant Technology Inc. would be entitled to reduce future amounts otherwise payable to a holder of rights under the Tax Receivable Agreement to the extent the holder has received excess payments. However, the required final and binding determination that a holder of rights under the Tax Receivable Agreement has received excess payments may not be made for a number of years following commencement of any challenge, and Viant Technology Inc. will not be permitted to reduce its payments under the Tax Receivable Agreement until there has been a final and binding determination, by which time sufficient subsequent payments under the Tax Receivable Agreement may not be available to offset prior payments for disallowed benefits. Viant Technology Inc. will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the basis increases described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement that are significantly in excess of the benefit that Viant Technology Inc. actually realizes in respect of the increases in tax basis (and utilization of certain other tax benefits) and Viant Technology Inc. may not be able to recoup those payments, which could adversely affect Viant Technology Inc.’s financial condition and liquidity.

In certain circumstances, Viant Technology LLC will be required to make distributions to us and the existing members of Viant Technology LLC, and the distributions that Viant Technology LLC will be required to make may be substantial.

Viant Technology LLC is expected to continue to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including Viant Technology Inc. Pursuant to the Viant Technology LLC Operating Agreement, Viant Technology LLC makes tax distributions to its members, including Viant Technology Inc., which generally are pro rata based on the ownership of Viant Technology LLC units, calculated using an assumed tax rate, to help each of the members to pay taxes on that member’s allocable share of Viant Technology LLC’s net taxable income. Under applicable tax rules, Viant Technology LLC is required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions are determined based on the member who is allocated the largest amount of taxable income on a per unit basis and on an assumed tax rate that is the highest possible rate applicable to any member, but are made pro rata based on ownership of Viant Technology LLC units, Viant Technology LLC is required to make tax distributions that, in the aggregate, likely exceed the aggregate amount of taxes payable by its members with respect to the allocation of Viant Technology LLC income.

Funds used by Viant Technology LLC to satisfy its tax distribution obligations are not available for reinvestment in our business. Moreover, the tax distributions Viant Technology LLC is required to make may be substantial, and may significantly exceed (as a percentage of Viant Technology LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments are calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments likely significantly exceed the actual tax liability for many of the existing members of Viant Technology LLC.

As a result of potential differences in the amount of net taxable income allocable to us and to the existing members of Viant Technology LLC, as well as the use of an assumed tax rate in calculating Viant Technology LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. We may choose to manage these excess distributions through a number of different approaches, including by applying them to general corporate purposes.

Pursuant to recent regulations issued under Section 162(m) of the Code, Viant Technology Inc. may not be permitted to deduct its distributive share of compensation expense to the extent that the compensation was paid by Viant Technology LLC to certain of Viant Technology Inc.’s covered employees, potentially resulting in additional U.S. federal income tax liability for Viant Technology Inc. and reducing cash available for distribution to Viant Technology Inc.’s stockholders and/or for the payment of other expenses and obligations of Viant Technology Inc.

Section 162(m) of the Code disallows the deduction by any publicly held corporation of applicable employee compensation paid with respect to any covered employee to the extent that such compensation for the taxable year exceeds $1,000,000. A “covered employee” means any employee of the taxpayer if the employee (a) is the principal executive officer (“PEO”) or principal financial officer (“PFO”) of the taxpayer at any time during the taxable year, or was an individual acting in such a capacity, (b) was among the three highest compensated executive officers for the taxable year (other than the PEO or PFO or an individual acting in such capacity), or (c) was a covered employee of the taxpayer (or any predecessor) for any preceding taxable year beginning after December 31, 2016. Pursuant to final regulations released for publication in the Federal Register by the IRS and the United States Department of the Treasury on December 30, 2020 (the “162(m) Regulations”), Viant Technology Inc. will not be permitted to claim a deduction for the distributive share of compensation expense of Viant Technology LLC allocated to it to the extent that such distributive share, plus the amount of any compensation paid directly by Viant Technology Inc., exceeds $1,000,000 with respect to a covered employee, even if Viant Technology LLC, rather than Viant Technology Inc., pays the compensation. The 162(m) Regulations were effective upon publication of final regulations in the Federal Register but apply to any deduction for compensation that is otherwise allowable for a taxable year ending on or after December 20, 2019. However, the 162(m) Regulations do not apply to compensation paid pursuant to a written binding contract in effect on December 20, 2019 that is not materially modified after that date. Accordingly, to the extent that Viant Technology Inc. is disallowed a deduction for its distributive share of compensation expense under Section 162(m) of the Code, it may result in additional U.S. federal income tax liability for Viant Technology Inc. and/or reduce cash available for distribution to Viant Technology Inc.’s stockholders or for the payment of other expenses and obligations of Viant Technology Inc.

Future changes to tax laws or our effective tax rate could materially and adversely affect our company and reduce net returns to our stockholders.

Our tax treatment is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in various jurisdictions, including those related to the Base Erosion and Profit Shifting Project of the Organisation for Economic Co-Operation and Development (“OECD”), the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other passthrough entities. In addition, the Group of Twenty, the OECD, the U.S.

Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates do business have focused on issues related to the taxation of multinational corporations, including, but not limited to, transfer pricing, country-by-country reporting and base erosion. As a result, the tax laws in the United States and in jurisdictions which we do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our worldwide tax liabilities, business, financial condition and results of operations. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance.

Our businesses are subject to income taxation in the United States. Tax rates may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to, projected levels of taxable income in each jurisdiction, tax audits conducted and settled by various tax authorities, and adjustments to income taxes upon finalization of income tax returns.

We may be required to pay additional taxes because of the U.S. federal partnership audit rules and potentially also state and local tax rules.

Under the U.S. federal partnership audit rules, subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) is determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. Viant Technology LLC (or any of its applicable subsidiaries or other entities in which Viant Technology LLC directly or indirectly invests that are treated as partnerships for U.S. federal income tax purposes) may be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and Viant Technology Inc., as a member of Viant Technology LLC (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. Audit adjustments for state or local tax purposes could similarly result in Viant Technology LLC (or any of its applicable subsidiaries or other entities in which Viant Technology LLC directly or indirectly invests) being required to pay or indirectly bear the economic burden of state or local taxes and associated interest, and penalties.

Under certain circumstances, Viant Technology LLC or an entity in which Viant Technology LLC directly or indirectly invests may be eligible to make an election to cause members of Viant Technology LLC (or such other entity) to take into account the amount of any understatement, including any interest and penalties, in accordance with such member’s share in Viant Technology LLC in the year under audit. We will decide whether or not to cause Viant Technology LLC to make this election; however, there are circumstances in which the election may not be available and, in the case of an entity in which Viant Technology LLC directly or indirectly invests, such decision may be outside of our control. If Viant Technology LLC or an entity in which Viant Technology LLC directly or indirectly invests does not make this election, the then-current members of Viant Technology LLC (including Viant Technology Inc.) could economically bear the burden of the understatement.

If Viant Technology LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, Viant Technology Inc. and Viant Technology LLC might be subject to potentially significant tax inefficiencies, and Viant Technology Inc. would not be able to recover payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.

We intend to operate such that Viant Technology LLC does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is an entity that otherwise would be treated as a partnership for U.S. federal income tax purposes, the interests of which are traded on an established securities market or readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of Viant Technology LLC units pursuant to the Viant Technology LLC Operating Agreement or other transfers of Viant Technology LLC units could cause Viant Technology LLC to be treated like a publicly traded partnership. From time to time the U.S. Congress has considered legislation to change the tax treatment of partnerships and there can be no assurance that any such legislation will not be enacted or if enacted will not be adverse to us.

If Viant Technology LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for Viant Technology Inc. and Viant Technology LLC, including as a result of Viant Technology Inc.’s inability to file a consolidated U.S. federal income tax return with Viant Technology LLC. In addition, Viant Technology Inc. may not be able to realize tax benefits covered under the Tax Receivable Agreement and would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Viant Technology LLC’s assets) were subsequently determined to have been unavailable.

Risks Related to Ownership of Our Common Stock

The market price of our Class A common stock has been and may continue to be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.

The market price of equity securities of technology companies has historically experienced high levels of volatility. The market price of our Class A common stock has been and may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance, including:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•	fluctuations in the trading volume of our shares or the size of our public float;
•	actual or anticipated changes or fluctuations in our operating results;
•	whether our operating results meet the expectations of securities analysts or investors;
•	actual or anticipated changes in the expectations of investors or securities analysts;
•	litigation involving us, our industry, or both;
•	regulatory developments in the United States, foreign countries, or both;
•	general economic conditions and trends;

•	major catastrophic events;
•	lockup releases or sales of large blocks of our Class A common stock;
•	departures of key employees; or
•	an adverse impact on the Company from any of the other risks cited in this Annual Report.

In addition, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Sales of substantial blocks of our Class A common stock into the public market, or the perception that such sales might occur, could cause the market price of our Class A common stock to decline.

Sales of substantial blocks of our Class A common stock into the public market, or the perception that such sales might occur, could cause the market price of our Class A common stock to decline and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of March 19, 2021, we had 11,500,000 shares of Class A common stock outstanding. All of the shares of Class A common stock sold in the IPO are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

Subject to certain exceptions, we, all of our directors and officers and all of the other holders of our capital stock and securities convertible into, or exchangeable for, our capital stock have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of Class A common stock without the permission of BofA Securities for a period of 180 days from February 9, 2021. When the applicable lock-up period expires, we, our directors and officers and locked-up equityholders will be able to sell shares into the public market.

The underwriters may, in their sole discretion, permit our directors and officers and locked-up equityholders to sell shares prior to the expiration of the restrictive provisions contained in the “lock-up” agreements with the underwriters.

Pursuant to the Registration Rights Agreement, and subject to the lock-up agreements described above, holders of our Class B common stock have rights to require us to file registration statements covering the sale of shares of Class A common stock issuable upon exchange of Class B common stock or to include such shares in registration statements that we may file for ourselves or other stockholders. We also intend to register the offer and sale of all shares of common stock that we may issue under our equity compensation plans.

The market price of our Class A common stock could decline as a result of the sale of substantial blocks of our Class A common stock into the public market, or the perception that such sales might occur.

We are a “controlled company” within the meaning of the listing standards of the Nasdaq Global Select Market (“Nasdaq”) and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Vanderhook Parties control a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power with respect to the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors.

We rely on some or all of these exemptions. We also rely on the transition period with respect to the composition of the audit committee available under the Nasdaq rules. As a result, at least initially, we will not have a majority of independent directors, our audit committee and our compensation committee will not consist entirely of independent directors and our directors may not be nominated or selected entirely by independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Insiders have substantial control over our company, which could limit your ability to influence the outcome of key decisions, including a change of control.

Through their ownership of Class B common stock, the Vanderhook Parties control 74.9% of the voting power of our common stock in the election of directors. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.

We cannot assure you that an active trading market for our Class A common stock will be sustained, and we cannot predict the market price at which our Class A common stock will trade in the future.

Our common stock is currently listed on the Nasdaq under the symbol “DSP”. We cannot assure you that an active trading market for our Class A common stock will be sustained. We cannot predict the market price at which our Class A common stock will trade in the future. The lack of an active market may impair the value of your shares, your ability to sell your shares at the time you wish to sell them and the prices that you may obtain for your shares. An inactive market may also impair our ability to raise capital by selling our Class A common stock and our ability to acquire other companies, products or technologies by using our Class A common stock as consideration.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and the terms of our current and future debt arrangements. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

The requirements of being a public company may strain our resources, divert our management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting. Significant resources and management oversight are required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

Being a public company and these new rules and regulations also make it more expensive for us to obtain director and officer liability insurance, and we accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Reduced reporting and disclosure requirements applicable to us as an emerging growth company could make our Class A common stock less attractive to investors.

We are an emerging growth company (an “EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We could be an EGC for up to five years following the completion of the IPO. We will cease to be an EGC upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO, (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.

If we fail to maintain or implement effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and the per share price of our Class A common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. In connection with the audit of our 2018 and 2019 consolidated financial statements, we identified a material weakness in our internal controls caused by the misapplication of accounting principles related to the timing of depreciation of software development costs capitalized and unrecorded disposals of decommissioned software projects. We have remediated this material weakness, which we believe has addressed the underlying causes of this issue. We implemented additional controls around identifying and determining the appropriate timing for which capitalized software development costs should be reclassified from work-in-process to placed-in-service and begin depreciation and ultimately decommissioned, if applicable. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we are or will be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an EGC. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our Class A common stock.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our Class A common stock partially depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts.

If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our charter documents and Delaware law could discourage takeover attempts and other corporate governance changes.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions that:

•

provide that our board of directors will be classified into three classes with staggered, three-year terms and that directors may only be removed for cause after a Triggering Event (as defined herein);

•	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•	provide that, after a Triggering Event, vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	prohibit cumulative voting in the election of directors;
•	require super-majority voting to amend our certificate of incorporation and bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•

specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors, or our chief executive officer with the concurrence of a majority of our board of directors;

•	prohibit stockholder action by written consent after a Triggering Event, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	restrict the forum for certain litigation against us to Delaware or federal courts;
•	permit our board of directors to alter our bylaws without obtaining stockholder approval;
•	reflect the dual class structure of our common stock, as discussed above; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time. In addition, our credit facility includes, and other debt instruments we may enter into in the future may include, provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to our company, which also could discourage, delay or prevent a business combination transaction.

Our amended and restated certificate of incorporation includes an exclusive forum clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any complaint asserting any internal corporate claims, including claims in the right of the Company that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity, or as to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery. In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. This forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act.

This choice of forum provision may limit a stockholder’s ability to bring a claim in other judicial forums for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees in jurisdictions other than Delaware, or federal courts, in the case of claims arising under the Securities Act. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. The exclusive forum clause may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

General Risk Factors

The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.

We operate in a highly competitive and rapidly changing industry that is subject to changing technology and customer demands and that includes many companies providing competing solutions. With the introduction of new technologies and the influx of new entrants into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants offer multiple new products and services aimed at capturing advertising spend.

We compete with smaller, privately-held companies, with public companies such as The Trade Desk, and with divisions of large, well-established companies such as Google. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive customer bases and broader supplier relationships than we have. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper marketer relationships or offer services at lower prices. Increased competition may result in reduced pricing for our platform, increased sales and marketing expense, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business. These companies may also have greater brand recognition and longer histories than we have and may actively seek to serve our market and have the power to significantly change the nature of the marketplace to their advantage. Some of our larger competitors, particularly those that are divisions of large companies, have substantially broader product offerings and may leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that may discourage customers from using our platform, including through selling at zero or negative margins or product bundling with other services they provide at reduced prices. Customers may prefer to purchase advertising from social medial platforms or other closed platforms, which they cannot acquire through our platform. Potential customers may also prefer to purchase from their existing platform rather than a new platform regardless of product performance or features. These larger competitors often have broader product lines and market focus and may therefore not be as susceptible to downturns in a particular market. We may also experience negative market perception as a result of being a smaller company than our larger competitors.

In addition, we derive a significant portion of our revenue from advertising in the desktop and mobile and connected TV channels, which are rapidly evolving, highly competitive, complex and fragmented. We face significant competition in these markets which we expect will intensify in the future. While fewer of our competitors currently have capability in other channels such as linear TV, streaming audio and digital billboard channels, we also expect to face additional competition in those channels in the future.

Our future success depends on the continuing efforts of our key employees, including Tim Vanderhook and Chris Vanderhook, and our ability to attract, hire, retain and motivate highly skilled employees in the future.

We are a founder-led business and our future success depends on the continuing efforts of our executive officers and other key employees, including Tim Vanderhook, our chief executive officer, and Chris Vanderhook, our chief operating officer. We rely on the leadership, knowledge and experience that our executive officers provide. They foster our corporate culture, which has been instrumental to our ability to attract and retain new talent. We also rely on employees in our engineering, technical, product development, support and sales teams to attract and retain key customers.

The market for talent in our key areas of operations, including California, is intensely competitive, which could increase our costs to attract and retain talented employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. We have at times experienced employee turnover. Because of the complexity of our platform, new employees often require significant training and, in many cases, take significant time before they achieve full productivity. Our account managers, for instance, need to be trained quickly on the features of our platform since failure to offer high-quality support may adversely affect our relationships with our customers.

Employee turnover, including changes in our management team, could disrupt our business. None of our founders or other key employees has an employment agreement for a specific term, and any of our employees may terminate his or her employment with us at any time. The loss of one or more of our executive officers, especially our two founders, or our inability to attract and retain highly skilled employees could have an adverse effect on our business, operating results and financial condition.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition.

We have experienced significant growth in a short period of time. To manage our growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments efficiently. Our efficiency, productivity and the quality of our platform and customer service may be adversely impacted if we do not train our new personnel, particularly our sales and support personnel, quickly and effectively, or if we fail to appropriately coordinate across our organization. Additionally, our rapid growth may place a strain on our resources, infrastructure and ability to maintain the quality of our platform. You should not consider our revenue growth and levels of profitability in recent periods as indicative of future performance. In future periods, our revenue or profitability could decline or grow more slowly than we expect. Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our operating results and financial condition.

Seasonal fluctuations in advertising activity could have a material impact on our revenue, cash flow and operating results.

Our revenue, cash flow, operating results and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of our customers’ spending on advertising campaigns. For example, in prior years, customers tended to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. In contrast, the first quarter of the calendar year has typically been the slowest in terms of advertising spend. These patterns may or may not hold true during the COVID-19 pandemic. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods, making it difficult to predict our revenue, cash flow, and operating results, all of which could fall below our expectations.

Future acquisitions, strategic investments or alliances could disrupt our business and harm our business, operating results and financial condition.

We have engaged in acquisitions to grow our business. To the extent we find suitable and attractive acquisition candidates and business opportunities in the future, we may continue to acquire other complementary businesses, products and technologies and enter into joint ventures or similar strategic relationships. We have no present commitments or agreements to enter into any such acquisitions or make any such investments. However, if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices, tax liabilities, privacy or cybersecurity issues or employee or customer issues. There is no certainty that we will be able to successfully integrate the services, products and personnel of any acquired business into our operations. In addition, any future acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business and distract our management. Further, we may be unable to realize the revenue improvements, cost savings and other intended benefits of any such transaction. Acquisitions involve numerous other risks, any of which could harm our business, including:

•	regulatory hurdles;
•	failure of anticipated benefits to materialize;
•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	retention of employees from the acquired company;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;
•	coordination of product development and sales and marketing functions;
•	liability for activities of the acquired company before the acquisition, including known and unknown liabilities; and
•	litigation or other claims in connection with the acquired company, including claims from terminated employees, users, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such strategic investments and acquisitions could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could harm our business, operating results and financial condition.

Our management team has limited experience managing a public company.

Most members of our management team have limited or no experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. There are significant obligations we will now be subject to relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage our transition to being a public company. These new obligations and added scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.

Our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business, operating results and financial condition could be harmed.

We have experienced and may continue to experience rapid expansion of our employee ranks. We had 289 employees in the United States as of December 31, 2020. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we grow to scale, our business, operating results and financial condition could be harmed.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth.

We intend to continue to grow our business, which may require additional capital to develop new features or enhance our platform, improve our operating infrastructure, finance working capital requirements or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional capital. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to secure additional funding on favorable terms, or at all, when we require it, our ability to continue to grow our business to react to market conditions could be impaired and our business may be harmed.

We are a party to a revolving credit agreement, which contains a number of covenants that may restrict our current and future operations and could adversely affect our ability to execute business needs.

Our credit agreement with PNC Bank, National Association (the “Loan Agreement”) contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur indebtedness, create liens, make investments, merge with other companies, dispose of our assets, prepay other indebtedness and make dividends and other distributions. The terms of our Loan Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. The Loan Agreement also contains a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Loan Agreement is less than 25%. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest under the Loan Agreement.

If we are unable to comply with our payment requirements, our lender may accelerate our obligations under our Loan Agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with our covenants under the Loan Agreement, it could result in an event of default under the agreement and our lender could make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.

Interest rates under our Loan Agreement are based partly on LIBOR, the London interbank offered rate, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. ICE Benchmark Administration, the administrator of LIBOR, will cease the publication of certain tenors of U.S. dollar LIBOR after December 31, 2021, and plans to cease the publication of all other tenors of U.S. dollar LIBOR after June 30, 2023. It is unclear if new methods of calculating LIBOR will be established such that it continues to exist after 2023. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate which is currently intended to serve as an alternative reference rate to LIBOR. If the method for calculation of LIBOR changes, if LIBOR is no longer available, or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our borrowings. Further, we may need to renegotiate our Loan Agreement or any other borrowings that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

There is no guarantee that our PPP Loan will be forgiven in whole or in part, and we could be subject to audit or enforcement action related to the PPP Loan.

In April 2020, we received loan proceeds in the amount of approximately $6.035 million (the “PPP Loan”) from PNC Bank, as lender, under the Paycheck Protection Program (“PPP”), established as part of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, which provides economic relief to businesses in response to the COVID-19 pandemic. We used the proceeds to support payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The PPP Loan bears interest at an annual rate of 1.0% and matures on April 11, 2022. Under the terms of the CARES Act, all or a portion of the principal of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of the PPP Loan proceeds for payroll costs, mortgage interest payments, lease payments or utility payments. We expect to apply for forgiveness of the PPP Loan, but we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven.

No interest or principal will be due during the first fifteen months after April 11, 2020, although interest will continue to accrue over this fifteen-month deferral period. In the event that any amounts are not forgiven, such unforgiven amounts shall be payable in equal monthly installments over the remaining term of the facility. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or other provisions of the promissory note. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining a judgment against the Company.

The PPP Loan is subject to the terms and conditions applicable to loans administered by the Small Business Administration (the “SBA”) under the CARES Act, which is subject to revisions and changes by the SBA and Congress. Given that we received more than $2.0 million under our PPP Loan, we will be subject to an audit by the SBA. We believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the broad objectives of the PPP of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. If, despite our good-faith belief that we satisfied all eligibility requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan or it is otherwise determined that we were ineligible to receive the PPP Loan, we could be subject to civil, criminal and administrative penalties or adverse publicity. Any such events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Irvine, California, where we occupy facilities totaling approximately 47,000 square feet under a lease that expires in June 2022. As of December 31, 2020, we have 9 other office spaces across the United States. These offices are leased, and we do not own any real property. We believe that our current facilities are adequate to meet our current needs.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending any such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our Class A common stock has been listed on Nasdaq under the symbol “DSP” since February 10, 2021. There is no market for our Class B common stock. Each share of Class B common stock has no economic rights but entitles its holders to one vote on all matters to be voted on by the shareholders generally.

As of March 19, 2021, there was approximately 1 stockholder of record of our Class A common stock and 4 holders of record of our Class B common stock.

Dividend Policy

We have not paid any cash dividends on our Class A common stock and have no present intention to pay cash dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our existing and any future debt and other factors that our board of directors deems relevant.

Use of Proceeds from our Initial Public Offering

On February 12, 2021, we completed our IPO, pursuant to which we issued and sold an aggregate of 11,500,000 shares of common stock (inclusive of 1,500,000 shares pursuant to the underwriters’ option to purchase additional shares) at the IPO price of $25.00 per share. The aggregate gross proceeds to the Company from our IPO were $250.0 million and the net proceeds were $232.5 million after deducting underwriting discounts and commissions of $17.5 million. The offer and sale of the shares of common stock in the IPO were registered pursuant to registration statements on Form S-1 (File Nos. 333-252117 and 333-252907), which the SEC declared effective on February 9, 2021. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The underwriters for our IPO were BofA Securities, Inc., UBS Securities LLC, Canaccord Genuity LLC, JMP Securities LLC, Needham & Company, LLC and Raymond James & Associates, Inc.

There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on February 10, 2021.

Item 6. Selected Financial Data.

The following table sets forth selected financial information and other data of Viant Technology Inc. and Viant Technology LLC on a historical basis. Viant Technology LLC is considered our predecessor for accounting purposes and accordingly, for all periods presented prior to February 12, 2021, our financial statements represent the financial statements of the predecessor. The following selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020, 2019, and 2018 have been derived from the audited consolidated financial statements of Viant Technology LLC. Our historical results and growth rates are not necessarily indicative of results or growth rates to be expected in future periods.

You should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Certain Relationships and Related Transactions, and Director Independence” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per unit data and number of customers)
Consolidated Statements of Operations Data:
Revenue	$165,251	$164,892	$108,355
Operating expenses(1):
Platform operations	88,260	94,060	74,344
Sales and marketing	28,887	29,027	26,766
Technology and development	8,698	9,240	9,585
General and administrative	17,639	19,770	18,326
Total operating expenses	143,484	152,097	129,021
Income (loss) from operations	21,767	12,795	(20,666)
Total other expense, net	1,129	2,871	4,869
Net income (loss)	$20,638	$9,924	$(25,535)
Earnings (loss) per unit—basic(2)	$20.64	$31.31	$(137.28)
Earnings (loss) per unit—diluted(2)	$20.64	$27.37	$(137.28)
Other Key Operating and Financial Performance Metrics(3)
Revenue ex-TAC	$110,516	$104,440	$64,526
Adjusted EBITDA	$31,782	$24,655	$(7,534)
Net income as a percentage of gross profit	27%	14%	N/A
Adjusted EBITDA as a percentage of revenue ex- TAC	29%	24%	N/A
Number of Active Customers(4)	264	277	267
Average revenue ex-TAC per Active Customer(4)	$419	$377	$242

	As of December 31,
	2020	2019	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$9,629	$4,815	$2,655
Accounts receivable, net	89,767	68,083	48,497
Total assets	133,520	106,857	86,662
Accounts payable	29,763	20,480	17,752
Total debt	23,535	17,500	65,955
Total liabilities	105,903	84,152	124,859
Convertible preferred units	7,500	7,500	45,000
Total members’ equity (deficit)	20,117	15,205	(83,197)

(1)	Unit-based compensation expense, depreciation expense and amortization expense included above was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Unit-based compensation expense:
Platform operations	$—	$42	$25
Sales and marketing	—	44	26
Technology and development	—	82	49
General and administrative	—	922	547
Total unit-based compensation expense	$—	$1,090	$647

	Year Ended December 31,
	2020	2019	2018
		(in thousands)
Depreciation and amortization expense:
Platform operations	$7,338	$7,535	$8,067
Sales and marketing	—	—	—
Technology and development	1,608	1,537	1,314
General and administrative	1,160	1,083	1,247
Total depreciation and amortization expense	$10,106	$10,155	$10,628

See Note 4, Note 5 and Note 9 to our consolidated financial statements included elsewhere in this Annual Report for more information regarding depreciation expense, amortization expense and unit-based compensation expense, respectively.

(2)	See Note 2 to our audited consolidated financial statements for a description of the earnings (loss) per unit—basic and diluted computations.
(3)

For a detailed discussion of our key operating and financial performance metrics and a reconciliation of revenue ex-TAC, Adjusted EBITDA, and Adjusted EBITDA as a percentage of revenue ex-TAC to the most directly comparable financial measures calculated in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Metrics—Use of Non-GAAP Financial Measures.”

(4)

We define an Active Customer as a customer that had total aggregate revenue ex-TAC of at least $5,000 through our platform during the previous twelve months. We define average revenue ex-TAC per Active Customer as revenue ex-TAC for the trailing twelve month period presented divided by Active Customers. For a detailed discussion of average revenue ex-TAC per Active Customer and Active Customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Metrics—Number of Active Customers and Average Revenue ex-TAC per Active Customer.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, the section entitled “Selected Financial Data” and the consolidated financial statements and the related notes included within this Annual Report. This Annual Report, including the historical consolidated financial data discussed below, reflects the historical results of operations and financial position of Viant Technology LLC, our predecessor for accounting purposes, prior to the corporate reorganization and IPO. This discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Forward-Looking Statements” and “Risk Factors” and discussed elsewhere in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

The following primarily discusses 2020 and 2019 items and year over year comparisons between 2020 and 2019. Discussions of the year ended December 31, 2018 items and comparisons between the year ended December 31, 2019 and the year ended December 31, 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our prospectus dated February 9, 2021, filed with the U.S. Securities and Exchange Commission on February 11, 2021.

Overview

We are an advertising software company. Our software enables the programmatic purchase of advertising, which is the electronification of the advertising buying process. Programmatic advertising is rapidly taking market share from traditional ad sales channels, which require more staffing, offer less transparency and involve higher costs to buyers.

Our demand side platform (“DSP”), Adelphic, is an enterprise software platform that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising media across most channels. Through our technology, a marketer can easily buy ads on desktop, mobile, connected TV, linear TV, streaming audio and digital billboards.

Viant was founded in 1999 by Tim, Chris and Russ Vanderhook who continue to lead our company today. Viant has been at the forefront of digital advertising technology since its inception and has demonstrated its ability to grow, thrive, and innovate as competitors have come and gone. In 2011, Viant acquired the social network website Myspace.com. In 2011, Tim and Chris Vanderhook started Xumo, a connected TV streaming service, which was acquired by Comcast Corp. in 2020. In 2015, Viant completed its first people-based integration. Viant remained independent until 2016, when Time Inc. acquired a 60% interest in Viant through its subsidiary, the Former Holdco. That interest was later acquired by Meredith Corporation when it acquired Time Inc. in 2018. In 2017, the Company purchased Adelphic, a DSP. Since the Adelphic acquisition, the Company has materially transformed from a full-service provider of digital advertising solutions into a leading DSP that enables marketers and their advertising agencies to centralize the planning, buying and measurement of their media investments using a people-based framework. Viant has grown from a business operating from a home office to a company with nearly 300 employees in 10 offices throughout the U.S. In 2019, Viant entered into the 2019 Former Holdco transaction that resulted in the retirement of the Former Holdco’s interest in Viant and the Vanderhook Parties acquired that 60% interest in the Company, allowing it to once again become an independent company. Viant completed its IPO on February 12, 2021.

We serve marketers and their advertising agencies by enabling them to plan, buy and measure programmatic campaigns. We provide an easy-to-use self-service programmatic platform that delivers transparency and control. Our platform offers customers unique visibility across a variety of advertising channels with the ability to create customized audience segments leveraging our people-based and strategic partner data to reach target audiences at scale. Our people-based approach is in contrast to the inefficient approach of cookie-based tracking. People-based data enables marketers to use first-party data for both the targeting and measurement of their ad campaigns in a manner that we believe is more accurate than utilizing a cookie-based approach.

We make our platform available through different pricing options to tailor to multiple client types and customer needs. These options consist of a percentage of spend option, a subscription option and a fixed CPM pricing option. CPM refers to a payment option in which customers pay a price for every 1,000 impressions an ad receives. Customers can enter into master service agreements (“MSAs”) with us that enable them to use our platform on a self-service basis to execute their advertising campaigns. We generate revenue when the platform is used on a self-service basis by charging a platform fee that is either a percentage of spend or a flat monthly subscription fee, as well as fees for additional features such as data and advanced reporting. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. When customers utilize our services, we generate revenue by charging a (1) separate service fee that represents a percentage of spend in addition to the platform fee; (2) a flat monthly fee covering services in connection with data management and advanced reporting; or (3) a fixed CPM that is inclusive of media, other direct costs and services. We believe that offering a multitude of pricing options provides our customers greater flexibility and access to our platform. Some of our pricing options are relatively new to the market and are not yet material to our business from a financial perspective.

Our financial results include:

•	Revenue of $165.3 million and $164.9 million for the years ended December 31, 2020 and 2019, respectively, representing an increase of 0.2%;
•	Revenue ex-TAC of $110.5 million and $104.4 million for the years ended December 31, 2020 and 2019, respectively, representing an increase of 6%;
•	Net income of $20.6 million and $9.9 million for the years ended December 31, 2020 and 2019, respectively, representing an increase of 108%; and
•	Adjusted EBITDA of $31.8 million and $24.7 million for the years ended December 31, 2020 and 2019, respectively, representing an increase of 29%.

Revenue ex-TAC and Adjusted EBITDA are non-GAAP measures. For a detailed discussion of our key operating and financial performance metrics and a reconciliation of revenue ex-TAC and Adjusted EBITDA to the most directly comparable financial measures calculated in accordance with GAAP, see “—Key Operating and Financial Performance Metrics—Use of Non-GAAP Financial Measures.”

Factors Affecting Our Performance

COVID-19

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and in March 2020, the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 has spread across the globe during 2020 and has impacted economic activity worldwide.

The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed and have continued throughout 2020. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The Company instituted temporary salary reductions in the second and third quarters of 2020 due to COVID-19. In the fourth quarter of 2020, normal salaries were reinstated and the Company paid employees for the amounts by which their salaries had been reduced in the second and third quarters of 2020. Certain marketers in industries such as travel and tourism, retail and automotive, decreased or paused their advertising spend as a response to the economic uncertainty. As a result, our revenue and Adjusted EBITDA have been negatively impacted during 2020 as a result of the COVID-19 pandemic. In addition, as a result of our temporary salary reductions in the second and third quarters, our personnel costs temporarily decreased. The ultimate impact of COVID-19 on the Company’s results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See “Risk Factors—The effects of the ongoing COVID-19 pandemic and other sustained adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition” for further discussion of the potential impacts of the COVID-19 pandemic on our business.

Attract, Retain and Grow our Customer Base

Our recent growth has been driven by expanding the usage of our platform by our existing customers as well as adding new customers. We believe that our customers value our solutions, as our average revenue ex-TAC per Active Customer has increased from $377,000 per Active Customer to $419,000 per Active Customer, an increase of $42,000 or 11.1%, from the year ended December 31, 2019 to the year ended December 31, 2020. The number of Active Customers decreased by 13 customers or 4.7%, from the year ended December 31, 2019 to the year ended December 31, 2020. We review changes in usage of our platform as represented by changes in aggregate spend on the platform as a metric of customer engagement. Platform spend, which we previously referred to in our registration statement on Form S-1 as ‘platform usage’ is represented by aggregate spend on the platform and increased by 17% for the year ended December 31, 2020. For a detailed discussion of our key operating metrics including the definition of Active Customers, see “—Key Operating and Financial Performance Metrics—Use of Non-GAAP Financial Measures.”

We continue to add functionality to our platform to encourage our customers to increase their usage of our platform. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across channels, we believe that we are well positioned to capture the increase in programmatic budgets. Further, we intend to continue to grow our marketing efforts to increase awareness of our Adelphic platform and highlight the advantages of our people-based framework as cookie-based options become increasingly limited. As a result, future revenue growth depends upon our ability to retain our existing customers and increase their usage of our platform as well as add new customers.

Investment in Growth

We believe that the advertising market is in the early stages of a secular shift towards programmatic advertising. We plan to invest for long-term growth. We anticipate that our operating expenses will increase significantly in the foreseeable future as we invest in platform operations and technology and development to enhance our product capabilities including identity resolution and the integration of new advertising channels, and in sales and marketing to acquire new customers and increase our customers’ usage of our platform. We believe that these investments will contribute to our long-term growth, although they may have a negative impact on our profitability in the near-term.

Growth of the Digital Advertising Market and Macroeconomics Factors

We expect to continue to benefit from overall adoption of programmatic advertising by marketers and their agencies. Any material change in the growth rate of digital advertising or the rate of adoption of programmatic, including expansion of new programmatic channels, could affect our performance. Recent years have shown that advertising spend is closely tied to advertisers’ financial performance and a downturn, either generally or in one or more of the industries in which our customers operate, could adversely impact the digital advertising market and our operating results.

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, many marketers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter has reflected our highest level of advertising activity for the year. We generally expect the subsequent first quarter to reflect lower activity levels, but this trend may be masked due to the continued growth of our business. In addition, historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns and consumer activity due to the COVID-19 pandemic. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Components of Our Results of Operations

We have one primary business activity and operate in a single operating and reportable segment.

Revenue

We generate revenue by providing marketers and their advertising agencies with the ability to plan, buy and measure their digital advertising campaigns using our people-based DSP. We maintain agreements with customers in the form of MSAs (in connection with the percentage of spend and monthly subscription pricing options, as well as in instances where we charge our customers a flat monthly fee for services in connection with data management and advanced reporting) and IOs (in connection with the fixed CPM pricing option) which set out the terms of the relationship and use of our platform.

We recognize revenue when we transfer control of promised services directly to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. For the percentage of spend pricing option, we recognize revenue at the point in time when a purchase by the customer occurs through our platform. For the monthly subscription pricing option, we recognize subscription fees as revenue over time on a ratable basis over the term of the agreement. In both instances, revenue is reported net of amounts incurred and payable to suppliers for the cost of advertising media, third-party data and other add-on features (collectively, “traffic acquisition costs” or “TAC”) since we arrange for the transfer of TAC from the supplier to the customer through the use of our platform and do not control such features prior to transfer to the customer. For data management and advanced reporting services, we recognize revenue over time on a ratable basis over the term of the agreement.

For the fixed CPM pricing option, we recognize revenue at the point in time when the advertising impressions are delivered to the customer. This revenue is reported gross of any amounts incurred and payable to suppliers for TAC, since we control such features prior to transfer to the customer.

We expect the portion of our revenue derived from the percentage of spend and monthly subscription pricing options to increase in the aggregate over time, which would reduce the percentage of revenue that the Company recognizes on a gross basis in connection with the fixed CPM pricing option.

See “Critical Accounting Policies and Estimates—Revenue Recognition” for a description of our revenue recognition policies.

Operating Expenses

We classify our operating expenses into the following four categories. Each expense category includes overhead such as rent and occupancy charges, which is allocated based on headcount.

Platform Operations. Platform operations expense represents our cost of revenues, which consists of TAC, hosting costs, personnel costs, depreciation of capitalized software development costs related to our platform, customer support costs and allocated overhead. TAC recorded in platform operations consist of amounts incurred and payable to suppliers for costs associated with our fixed CPM pricing option. Personnel costs within platform operations include salaries, bonuses, unit-based compensation expense and employee benefit costs primarily attributable to personnel who directly support our platform.

Other than TAC, many of the costs included in platform operations expense do not increase or decrease proportionately with increases or decreases in our revenue. We expect platform operations expenses to increase in future periods, including as a result of stock based compensation expense and depreciation of capitalized software development costs as we continue to invest in the development of our platform to add new features and functions, increase the number of advertising media and data suppliers, ramp up the volume of advertising spend on our platform resulting in increased volumes of transactions, and hire additional personnel to support our customers.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, unit-based compensation expense, employee benefit costs and commissions for our sales personnel. Sales and marketing expense also includes costs for market development programs, advertising, promotional and other marketing activities and allocated overhead. Commissions are expensed as incurred.

Our sales and marketing organization focuses on marketing our platform to increase its adoption by existing and new customers. As a result, we expect sales and marketing expenses to increase in future periods, including as a result of stock based compensation expense. Sales and marketing expense as a percentage of revenue may fluctuate from period to period based on revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over time.

Technology and Development. Technology and development expense consists primarily of personnel costs, including salaries, bonuses, unit-based compensation expense and employee benefit costs associated with the ongoing development and maintenance of our platform and allocated overhead. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software included in property, equipment and software, net, on the consolidated balance sheet. We record depreciation expense for capitalized software development costs not related to our platform within technology and development expense.

We believe that continued investment in our platform is critical to attaining our strategic objectives and long-term growth. We therefore expect technology and development expense to increase as we continue to invest in the development of our platform to support and maintain additional features and functions, increase the number of advertising media and data suppliers, and ramp up the volume of advertising spend on our platform.

General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses, unit-based compensation expense and employee benefit costs associated with our executive, accounting, finance, legal, human resources and other administrative personnel. Additionally, this includes accounting, legal and other professional services fees, insurance expense, bad debt expense and allocated overhead.

We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our operation as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with developing the requisite infrastructure required for internal controls over financial reporting. As a result, we expect general and administrative expenses to increase in future periods, including as a result of stock based compensation expense.

Total Other Expense, Net

Interest Expense, Net. Interest expense, net is primarily related to our long-term debt and revolving credit facility.

Other Expense (Income), Net. Other expense (income), net consists primarily of foreign currency exchange gains and losses and miscellaneous expenses not attributable to operations. During the year ended December 31, 2019, other expense (income), net primarily related to a gain on the dissolution of our UK subsidiary.

Results of Operations

The following tables set forth our consolidated results of operations, our consolidated results of operations as a percentage of revenue, and the impact of unit-based compensation expense, depreciation expense and amortization expense on each operating expense line item for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$165,251	$164,892
Operating expenses(1):
Platform operations	88,260	94,060
Sales and marketing	28,887	29,027
Technology and development	8,698	9,240
General and administrative	17,639	19,770
Total operating expenses	143,484	152,097
Income from operations	21,767	12,795
Total other expense, net	1,129	2,871
Net income	$20,638	$9,924

	Year Ended December 31,
	2020	2019
	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Operating expenses:
Platform operations	53%	57%
Sales and marketing	17%	18%
Technology and development	5%	6%
General and administrative	11%	12%
Total operating expenses	87%	92%
Income from operations	13%	8%
Total other expense, net	1%	2%
Net income	12%	6%

*	Percentages may not sum due to rounding
(1)	Unit-based compensation expense, depreciation expense, and amortization expense included above were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Unit-based compensation expense:
Platform operations	$—	$42
Sales and marketing	—	44
Technology and development	—	82
General and administrative	—	922
Total unit-based compensation expense	$—	$1,090

	Year Ended December 31,
	2020	2019
	(in thousands)
Depreciation expense:
Platform operations	$6,638	$6,832
Sales and marketing	—	—
Technology and development	1,608	1,537
General and administrative	631	554
Total depreciation expense	$8,877	$8,923

	Year Ended December 31,
	2020	2019
	(in thousands)
Amortization expense:
Platform operations	$700	$703
Sales and marketing	—	—
Technology and development	—	—
General and administrative	529	529
Total amortization expense	$1,229	$1,232

Comparison of the Years Ended December 31, 2020 and 2019

Revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Revenue	$165,251	$164,892	$359	0.2%

Revenue increased by $0.4 million, or 0.2% during the year ended December 31, 2020 compared to the year ended December 31, 2019. The minimal increase in revenue was primarily due to adverse effects of the COVID-19 pandemic. Certain marketers in industries such as travel and tourism, retail and automotive decreased or paused their advertising spending as a response to the economic uncertainty created by the COVID-19 pandemic. Despite the negative impacts of the COVID-19 pandemic, we have continued to experience increased customer usage of our platform, particularly in the percentage of spend pricing option, and continuing demand for our people-based advertising products and services. Platform spend, as represented by aggregate spend on the platform, increased by 17% in the comparative periods.

Platform Operations

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Traffic acquisition costs	$54,735	$60,452	$(5,717)	(9%)
Other platform operations	33,525	33,608	(83)	(0%)
Total platform operations	$88,260	$94,060	$(5,800)	(6%)
Platform operations as a percentage of revenue	53%	57%

Platform operations expense decreased by $5.8 million, or 6%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. This is primarily comprised of a $5.7 million decrease in TAC associated with our fixed CPM pricing option due to a shift in mix of platform spend toward our percentage of spend pricing option. Other platform operations remained consistent from the prior year and included a $0.3 million decrease in third-party hosting services due to concerted efforts to increase the efficiency of our cloud infrastructure.

Sales and Marketing

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Sales and marketing	$28,887	$29,027	$(140)	(0.5%)
Percentage of revenue	17%	18%

Sales and marketing expense decreased by $0.1 million, or 0.5%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The change in sales and marketing expense was primarily due to a $1.7 million increase in personnel costs associated with salesforce headcount increases offset by a $1.8 million decrease in travel and entertainment costs as a result of the COVID-19 pandemic.

Technology and Development

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Technology and development	$8,698	$9,240	$(542)	(6%)
Percentage of revenue	5%	6%

Technology and development expense decreased by $0.5 million, or 6%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in technology and development expense was attributable to a $0.3 million decrease in allocated overhead primarily due to the reduction of rent expense related to the relocation of our corporate headquarters in 2019. Additionally, the amount of overhead allocated to technology and development expense decreased as a result of salesforce headcount increases which increased at a higher rate than other departments.

General and Administrative

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
General and administrative	$17,639	$19,770	$(2,131)	(11%)
Percentage of revenue	11%	12%

General and administrative expense decreased by $2.1 million, or 11%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in general and administrative expense was primarily due to a $1.2 million decrease in bad debt expense resulting from recoveries of bad debt in the current year, a $0.9 million decrease in unit-based compensation expense, and a $1.0 million decrease in legal and consulting services expense related to costs incurred in connection with the 2019 Former Holdco transaction. These decreases were offset by a $0.8 million increase in accounting fees.

Total Other Expense, Net

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except for percentages)
Total other expense, net	$1,129	$2,871	$(1,742)	(61%)
Percentage of revenue	1%	2%

Total other expense, net decreased by $1.7 million, or 61%, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in total other expense, net was primarily due to a $2.9 million decrease in interest expense as a result of the lower interest rates and principal outstanding on our revolving credit facility in the current year compared to the long term debt owed to the Former Holdco in the prior year. This decrease was offset by a net increase related to a $0.9 million gain on the dissolution of our UK subsidiary in 2019.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the quarters in the years ended December 31, 2020 and 2019. The information for each of these quarters has been prepared on a basis consistent with our audited consolidated financial statements and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. The following unaudited consolidated quarterly financial data should be read in conjunction with our annual consolidated financial statements and the related notes included elsewhere in this Annual Report. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, except per unit data)
Revenue	$56,461	$40,205	$30,425	$38,160	$51,954	$38,855	$41,788	$32,295
Operating expenses(1):
Platform operations	25,944	20,124	18,589	23,603	28,710	22,291	23,415	19,644
Sales and marketing	9,494	6,521	5,742	7,130	8,277	7,042	6,954	6,754
Technology and development	2,618	1,946	1,984	2,150	2,585	2,442	2,216	1,997
General and administrative	5,231	3,861	3,891	4,656	6,597	4,195	4,299	4,679
Total operating expenses	43,287	32,452	30,206	37,539	46,169	35,970	36,884	33,074
Income (loss) from operations	13,174	7,753	219	621	5,785	2,885	4,904	(779)
Total other expense, net	313	275	249	292	375	388	1,119	989
Net income (loss)	$12,861	$7,478	$(30)	$329	$5,410	$2,497	$3,785	$(1,768)
Earnings (loss) per unit—basic(2)	$12.86	$7.48	$(0.08)	$0.33	$23.46	$2.97	$4.50	$(7.37)
Earnings (loss) per unit—diluted(2)	$12.86	$7.48	$(0.08)	$0.33	$22.85	$2.50	$3.79	$(7.37)
Non-GAAP earnings (loss) per unit—basic(3)	$12.86	$7.48	$(0.08)	$0.33	$5.55	$2.97	$4.50	$(7.37)
Non-GAAP earnings (loss) per unit—diluted(3)	$12.86	$7.48	$(0.08)	$0.33	$5.41	$2.50	$3.79	$(7.37)

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Operating expenses:
Platform operations	46%	50%	61%	62%	55%	57%	56%	61%
Sales and marketing	17%	16%	19%	19%	16%	18%	17%	21%
Technology and development	5%	5%	7%	6%	5%	6%	5%	6%
General and administrative	9%	10%	13%	12%	13%	11%	10%	14%
Total operating expenses	77%	81%	99%	98%	89%	93%	88%	102%
Income (loss) from operations	23%	19%	1%	2%	11%	7%	12%	(2%)
Total other expense, net	1%	1%	1%	1%	1%	1%	3%	3%
Net income (loss)	23%	19%	0%	1%	10%	6%	9%	(5%)

*	Percentages may not sum due to rounding

(1)	Unit-based compensation expense, depreciation expense, and amortization expense included above were as follows:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Unit-based compensation expense:
Platform operations	$—	$—	$—	$—	$24	$6	$6	$6
Sales and marketing	—	—	—	—	25	7	6	6
Technology and development	—	—	—	—	47	11	12	12
General and administrative	—	—	—	—	528	133	131	130
Total unit-based compensation expense	$—	$—	$—	$—	$624	$157	$155	$154
Depreciation expense:
Platform operations	$1,579	$1,619	$1,678	$1,762	$1,704	$1,728	$1,726	$1,674
Sales and marketing	—	—	—	—	—	—	—	—
Technology and development	402	403	402	401	399	391	381	366
General and administrative	163	171	153	144	141	137	131	145
Total depreciation expense	$2,144	$2,193	$2,233	$2,307	$2,244	$2,256	$2,238	$2,185
Amortization expense:
Platform operations	$175	$175	$175	$175	$175	$174	$176	$178
Sales and marketing	—	—	—	—	—	—	—	—
Technology and development	—	—	—	—	—	—	—	—
General and administrative	133	132	132	132	133	132	132	132
Total amortization expense	$308	$307	$307	$307	$308	$306	$308	$310

See Note 4, Note 5 and Note 9 to our consolidated financial statements included elsewhere in this Annual Report for more information regarding depreciation expense, amortization expense and unit-based compensation expense, respectively.

(2)	See Note 2 to our consolidated financial statements for a description of the earnings (loss) per unit—basic and diluted computations.
(3)

For a reconciliation of Non-GAAP earnings (loss) per unit—basic and diluted to the most directly comparable financial measure calculated in accordance with GAAP, see “Key Operating and Financial Performance Metrics—Use of Non-GAAP Financial Measures.”

Adjusted EBITDA

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Net income (loss)	$12,861	$7,478	$(30)	$329	$5,410	$2,497	$3,785	$(1,768)
Add back:
Interest expense, net	249	264	244	281	555	1,147	1,130	1,116
Depreciation and amortization expense	2,452	2,500	2,540	2,614	2,552	2,562	2,546	2,495
Unit-based compensation expense	—	—	—	—	624	157	155	154
2019 Former Holdco transaction expense	—	—	—	—	401	50	—	20
UK subsidiary closure	—	—	—	—	(174)	(760)	—	1
Adjusted EBITDA	$15,562	$10,242	$2,754	$3,224	$9,368	$5,653	$7,616	$2,018

The following table presents the reconciliation of net income as a percentage of gross profit to Adjusted EBITDA as a percentage of revenue ex-TAC for the periods presented:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, except for percentages)
Gross profit	$30,517	$20,081	$11,836	$14,557	$23,244	$16,564	$18,373	$12,651
Net income (loss)	$12,861	$7,478	$(30)	$329	$5,410	$2,497	$3,785	$(1,768)
Net income as a percentage of gross profit	42%	37%	0%	2%	23%	15%	21%	N/A
Revenue ex-TAC (1)	$39,135	$27,995	$20,045	$23,341	$32,843	$25,033	$26,388	$20,176
Adjusted EBITDA (2)	$15,562	$10,242	$2,754	$3,224	$9,368	$5,653	$7,616	$2,018
Adjusted EBITDA as a percentage of revenue ex-TAC	40%	37%	14%	14%	29%	23%	29%	10%

(1)	For a reconciliation of revenue ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Revenue ex-TAC.”
(2)	For a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP, see “—Adjusted EBITDA.”

Revenue ex-TAC

The following table sets forth a reconciliation of revenue to gross profit to revenue ex-TAC for the periods presented:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Revenue	$56,461	$40,205	$30,425	$38,160	$51,954	$38,855	$41,788	$32,295
Less: Platform operations	(25,944)	(20,124)	(18,589)	(23,603)	(28,710)	(22,291)	(23,415)	(19,644)
Gross profit	$30,517	$20,081	$11,836	$14,557	$23,244	$16,564	$18,373	$12,651
Add back: Other platform operations	8,618	7,914	8,209	8,784	9,599	8,469	8,015	7,525
Revenue ex-TAC	$39,135	$27,995	$20,045	$23,341	$32,843	$25,033	$26,388	$20,176

Key Operating and Financial Performance Metrics

Use of Non-GAAP Financial Measures

We monitor the key operating and financial performance metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. This Annual Report includes financial measures defined as non-GAAP financial measures by the SEC. These non-GAAP measures include revenue ex-TAC and Adjusted EBITDA, which are discussed immediately following the table below, along with the operational performance measure Active Customers. These measures are not calculated in accordance with GAAP.

	Year Ended December 31,
	2020	2019	Change (%)
	(in thousands, except for percentages, number of customers and per unit data)
Operating and Financial Performance Metrics
Revenue ex-TAC	$110,516	$104,440	6%
Adjusted EBITDA	$31,782	$24,655	29%
Adjusted EBITDA as a percentage of revenue ex-TAC	29%	24%
Number of Active Customers(1)	264	277	(5%)
Average revenue ex-TAC per Active Customer(1)	$419	$377	11%
Non-GAAP earnings (loss) per unit—basic	$20.64	$11.35	82%
Non-GAAP earnings (loss) per unit—diluted	$20.64	$9.92	108%

(1)

We define an Active Customer as a customer that had total aggregate revenue ex-TAC of at least $5,000 through our platform during the previous twelve months. We define average revenue ex-TAC per Active Customer as revenue ex-TAC for the trailing twelve month period presented divided by Active Customers. For a detailed discussion of average revenue ex-TAC per Active Customer and Active Customers, see “—Number of Active Customers and Average Revenue ex-TAC per Active Customer.”

Revenue ex-TAC

Revenue ex-TAC is a non-GAAP financial measure. Gross profit is the most comparable GAAP measurement, which is calculated as revenue less platform operations. In calculating revenue ex-TAC, we add back other platform operations expense to gross profit. Revenue ex-TAC is a key profitability measure used by our management and board to understand and evaluate our operating performance and trends, develop short-and long-term operational plans and make strategic decisions regarding the allocation of capital. In particular, we believe that revenue ex-TAC can provide a useful measure of period-to-period comparisons for all pricing options within our business. Accordingly, we believe that this measure provides useful information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board.

Our use of revenue ex-TAC has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry which have similar business arrangements, may define revenue ex-TAC differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.

The following table presents the calculation of gross profit and reconciliation of gross profit to revenue ex-TAC for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Revenue	$165,251	$164,892
Less: Platform operations	(88,260)	(94,060)
Gross profit	76,991	70,832
Add back: Other platform operations	33,525	33,608
Revenue ex-TAC	$110,516	$104,440

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss), the most comparable GAAP measurement, before interest expense, net, depreciation expense, amortization expense, unit-based compensation expense, and certain other items that are not related to our core operations such as restructuring charges, transaction expenses associated with the 2019 Former Holdco transaction described in Note 7 to our consolidated financial statements, and expenses or benefits related to the dissolution of our UK subsidiary.

Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue ex-TAC are key measures used by our management and board to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Adjusted EBITDA as a percentage of our non-GAAP metric, revenue ex-TAC, is used by our management and board to evaluate Adjusted EBITDA relative to our profitability after costs that are directly variable to revenues, which comprise traffic acquisition costs. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue ex-TAC provide useful information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board.

Our use of Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue ex-TAC has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these potential limitations include:

•

other companies, including companies in our industry which have similar business arrangements, may report Adjusted EBITDA or Adjusted EBITDA as a percentage of revenue ex-TAC, or similarly titled measures but calculate them differently, which reduces their usefulness as comparative measures.

•

although depreciation and amortization expense are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or the potentially dilutive impact of unit-based compensation.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenue, net income (loss) and cash flows. The following table presents the reconciliation of net income to Adjusted EBITDA for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net income	$20,638	$9,924
Add back:
Interest expense, net	1,038	3,948
Depreciation and amortization expense	10,106	10,155
Unit-based compensation expense	—	1,090
2019 Former Holdco transaction expense	—	471
UK subsidiary closure	—	(933)
Adjusted EBITDA	$31,782	$24,655

The following table presents the reconciliation of net income as a percentage of gross profit to Adjusted EBITDA as a percentage of revenue ex-TAC for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands, except for percentages)
Gross profit	$76,991	$70,832
Net income	$20,638	$9,924
Net income as a percentage of gross profit	27%	14%
Revenue ex-TAC(1)	$110,516	$104,440
Adjusted EBITDA(2)	$31,782	$24,655
Adjusted EBITDA as a percentage of revenue ex-TAC	29%	24%

(1)	For a reconciliation of revenue ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Revenue ex-TAC.”
(2)	For a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP, see “—Adjusted EBITDA.”

Non-GAAP earnings (loss) per unit

Non-GAAP earnings (loss) per unit is a non-GAAP financial measure defined by us as earnings (loss) per unit, the most comparable GAAP measurement, adjusted for certain non-recurring, infrequent, and unusual transactions that are not reasonably likely to recur within two years nor have similar transactions occurred within the prior two years. Non-GAAP earnings (loss) per unit adjusts GAAP earnings (loss) per unit for the impacts of the 2019 Former Holdco transaction, namely, the deemed contribution of 2016 convertible preferred unit interest by Former Holdco and the deemed dividend related to the beneficial conversion feature recognized upon issuance of 2019 convertible preferred units. See Note 8 to our consolidated financial statements for further information. We believe that the exclusion of such amounts in calculating Non-GAAP earnings (loss) per unit can provide a useful measure for period-to-period comparisons of our business.

Our use of Non-GAAP earnings (loss) per unit has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these potential limitations include:

•

other companies, including companies in our industry which have similar business arrangements, may report Non-GAAP earnings (loss) per unit or similarly titled measures, but calculate them differently, which reduces their usefulness as comparative measures;

•

although the deemed contribution referred to above is non-cash in nature, Non-GAAP earnings (loss) per unit does not reflect the effective contribution of capital by the Former Holdco upon retirement of 2016 convertible preferred units and its impact on net income attributable to all unitholders and net income attributable to common unitholders; and

•

although the deemed dividend referred to above is non-cash in nature, Non-GAAP earnings (loss) per unit does not reflect the implied discount on issuance of 2019 convertible preferred units and its impact on net income attributable to all unitholders and net income attributable to common unitholders.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including earnings (loss) per unit. The following table presents the reconciliation of earnings (loss) per unit to Non-GAAP earnings (loss) per unit for the year and three months ended December 31, 2019. Earnings (loss) per unit was not adjusted for any other periods presented.

	Year Ended			Three Months Ended
	December 31, 2019			December 31, 2019
			Non-GAAP			Non-GAAP
	Earnings		Earnings	Earnings		Earnings
	(Loss) per		(Loss)	(Loss) per		(Loss)
	Unit	Adjustments	per Unit	Unit	Adjustments	per Unit
	(in thousands, except unit data)			(in thousands, except unit data)
Numerator
Net income	$9,924	$—	$9,924	$5,410	$—	$5,410
Deemed contribution of 2016 convertible preferred unit interest	45,000	(45,000)	—	45,000	(45,000)	—
Deemed dividend upon issuance of 2019 convertible preferred units	(27,558)	27,558	—	(27,558)	27,558	—
Adjusted net income attributable to all unitholders	27,366	(17,442)	9,924	22,852	(17,442)	5,410
Less: Undistributed earnings attributable to participating securities	(18,787)	11,974	(6,813)	(14,078)	10,745	(3,333)
Net income attributable to common unitholders	$8,579	$(5,468)	$3,111	$8,774	$(6,697)	$2,077
Denominator
Weighted average common units outstanding—basic	274	—	274	374	—	374
Weighted average units outstanding—diluted	1,000	—	1,000	1,000	—	1,000
Basic earnings per unit	$31.31	$(19.96)	$11.35	$23.46	$(17.91)	$5.55
Diluted earnings per unit	$27.37	$(17.45)	$9.92	$22.85	$(17.44)	$5.41

Number of Active Customers and Average Revenue ex-TAC per Active Customer

Number of Active Customers and average revenue ex-TAC per Active Customer are operational metrics. We define an Active Customer as a customer that had total aggregate revenue ex-TAC of at least $5,000 through our platform during the previous twelve months. We define average revenue ex-TAC per Active Customer as revenue ex-TAC for the trailing twelve month period presented divided by Active Customers. For purposes of this definition, a customer that operates under any of our pricing options that equals or exceeds the aforementioned revenue ex-TAC threshold is considered an Active Customer. We believe that the total number of Active Customers and average revenue ex-TAC per Active Customer are important measures of our ability to increase revenue and the effectiveness of our sales force, although we expect these measures to fluctuate based on the seasonality in our business. Customers that generated less than $5,000 in revenue ex-TAC in the trailing twelve month period were not material in the aggregate in any period.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $9.6 million and working capital, consisting of current assets less current liabilities, of $24.2 million. We believe our existing cash, cash flow from operations, and undrawn availability under our credit facility will be sufficient to meet our working capital requirements for at least the next 12 months.

Viant Technology Inc. is a holding company with no operations of its own. Accordingly, upon completion of the IPO, Viant Technology Inc. is dependent on distributions from Viant Technology LLC, including payments under the Tax Receivable Agreement, to pay its taxes and other expenses. The Loan Agreement, as defined below, imposes, and any future credit facilities may impose, limitations on the ability of Viant Technology LLC or Viant Technology Inc. to pay dividends to third parties.

Revolving Credit Facility

On October 31, 2019, we entered into an asset-based revolving credit and security agreement with PNC Bank (the “Loan Agreement”). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of October 31, 2024. The Loan Agreement is collateralized by security interests in substantially all of our assets.

Advances under the Loan Agreement bear interest through maturity at a variable rate based upon our selection of either, a Domestic Rate or a LIBOR rate, plus an applicable margin (“Domestic Rate Loans” and “LIBOR Rate Loans”). The Domestic Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. The applicable margin through December 31, 2020 was equal to 2.00% for Domestic Rate Loans and 4.00% for LIBOR Rate Loans. The effective weighted average interest rate as of December 31, 2020 was 4.15%. The applicable margin commencing January 1, 2021 is between 1.50% to 2.25% for Domestic Rate Loans and between 3.50% and 4.25% for LIBOR Rate Loans based on maintaining certain undrawn availability ratios. The facility fee for undrawn amounts under the Loan Agreement is 0.375% per annum. We will also be required to pay customary letter of credit fees, as necessary.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 1.40 to 1.00 at any time undrawn availability under the Loan Agreement is less than 25%. As of December 31, 2020, we are in compliance with all covenants.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$18,875	$13,033
Cash flows used in investing activities	(7,841)	(7,813)
Cash flows used in financing activities	(6,220)	(3,061)
Effect of exchange rate changes on cash	—	1
Increase in cash	$4,814	$2,160

Operating Activities

Our cash flows from operating activities are primarily influenced by growth in our operations, increases or decreases in collections from our customers and related payments to our suppliers of advertising media and data. Cash flows from operating activities have been affected by changes in our working capital, particularly changes in accounts receivable, accounts payable and accrued liabilities. The timing of cash receipts from customers and payments to suppliers can significantly impact our cash flows from operating activities. We typically pay suppliers in advance of collections from our customers. Our collection and payment cycles can vary from period to period. In addition, we expect seasonality to impact cash flows from operating activities on a quarterly basis.

We compute our average days sales outstanding (“DSO”) as of a given month end based on a weighted average of outstanding accounts receivable. Specifically, the DSO is calculated by multiplying the percentage of accounts receivable outstanding for each monthly billing period by the number of days outstanding related to each billing period and then summing the weighted days outstanding. Historically, our DSOs have fluctuated over time. If our DSOs increase significantly, and we are unable to borrow against these receivables on commercially acceptable terms, our working capital availability could be reduced, and as a consequence our results of operations and financial condition would be adversely impacted.

We compute our days payable outstanding (“DPO”) as of a given month end by dividing our trade payables (including accrued liabilities) by the average daily cost of media, data, other direct costs and certain operating expenses over the last four months.

The following table summarizes the DSO and DPO for the periods presented.

	As of December 31,
	2020	2019
	(in days)
DSO	64	93
DPO	62	76

Our average DSO was 64 and 93 days and our average DPO was 62 and 76 days as of December 31, 2020 and 2019, respectively. The majority of our revenue is sourced through advertising agencies that pay us after they have received payment from the advertiser, increasing our DSO. We remit payment for media, data and other direct costs purchased through our platform before receiving payment from the advertising agency typically resulting in a DPO that is lower than our DSO. The year over year decrease in our DSO reflects our continued focus to lower our DSO through collection efforts. As our operating cash flows increased year over year, we were able to decrease our DPO correspondingly.

During the year ended December 31, 2020, cash provided by operating activities of $18.9 million resulted primarily from net income of $20.6 million and noncash add back adjustments to net income of $10.1 million for depreciation and amortization, offset by a $1.7 million decrease in deferred revenue, a decrease in net working capital (excluding deferred revenue and other liabilities) of $9.3 million, and a decrease in other liabilities of $0.4 million.

During the year ended December 31, 2019, cash provided by operating activities of $13.0 million resulted primarily from net income of $9.9 million, noncash add back adjustments to net income of $10.2 million for depreciation and amortization offset by a $4.6 million decrease in deferred revenue, a decrease in net working capital (excluding deferred revenue and other liabilities) of $3.2 million, and a decrease in other liabilities of $1.0 million.

Investing Activities

Our primary investing activities have consisted of capital expenditures to develop our software in support of enhancing our technology platform and purchases of property and equipment in support of our expanding headcount as a result of our growth. We capitalize certain costs associated with creating and enhancing internally developed software related to our technology infrastructure that are recorded within property, equipment and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to software development projects. Purchases of property and equipment and capitalized software development costs may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and our software development cycles. As a result of capitalization of stock based compensation expense in future periods and the growth of our business, we expect our capital expenditures and our investment activity to continue to increase.

During the year ended December 31, 2020, cash used in investing activities of $7.8 million resulted from $7.4 million of investments in capitalized software and $0.4 million of purchases of property and equipment.

During the year ended December 31, 2019, cash used in investing activities of $7.8 million resulted from $7.4 million of investments in capitalized software and $0.4 million of purchases of property and equipment.

Financing Activities

Our financing activities consisted primarily of proceeds from borrowings and repayments of our debt, issuances of our equity and payments of member distributions. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and rapid growth.

During the year ended December 31, 2020, cash used in financing activities of $6.2 million resulted primarily from $6.0 million of proceeds from the PPP Loan offset by $5.5 million in payments of member tax distributions, $5.0 million in payments of member dividends, and $1.7 million in payment of offering costs associated with our IPO.

During the year ended December 31, 2019, cash used in financing activities of $3.1 million resulted primarily from the settlement of long-term debt from a related party of $28.6 million offset by $17.5 million of borrowings on our line of credit, $7.5 million from the issuance of the 2019 convertible preferred units and $0.5 million of borrowings on long term debt from a related party. See Note 7 to our consolidated financial statements for more information on related party transactions with the Former Holdco.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements as of December 31, 2020 other than operating leases and the indemnification agreements described in Note 11 to our consolidated financial statements.

Contractual Obligations

Our principal commitments consist of our debt obligations and non-cancelable leases for our various office facilities. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

We have made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and thus, there are no claims that we are aware of that could have a material effect on our consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of December 31, 2020.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition net versus gross assessment in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of common units and unit-based compensation expense, and internal-use software have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We derive our revenue by providing agencies and brands the ability to plan, buy and measure their digital advertising campaigns using our platform. Our platform enables marketers to reach their target audience across desktop, mobile, connected TV, linear TV, streaming audio and digital billboards.

We apply a five-step approach, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, in determining the amount and timing of revenue to be recognized:

•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

We make our software platform available through different pricing options to tailor to multiple client types and customer needs. These options consist of a percentage of spend option, a monthly subscription pricing option and a fixed CPM pricing option. Customers can use our software platform on a self-service basis to execute their advertising campaigns. We generate revenue when the software platform is used on a self-service basis by charging a platform fee that is either a percentage of spend or a flat monthly subscription fee as well as fees for additional features such as data and advanced reporting. We also offer our customers the ability to use our services to aid in data management, media execution and advanced reporting. When customers utilize our services, we generate revenue by charging a (1) separate service fee that represents a percentage of spend in addition to the platform fee; (2) a flat monthly fee covering services in connection with data management and advanced reporting; or (3) a fixed CPM that is inclusive of media, other direct costs and services. Some of the aforementioned offerings are relatively new to the market and are not yet material to our business from a financial perspective.

We maintain agreements with our customers in the form of MSAs in connection with the percentage of spend and monthly subscription pricing options, as well as in instances where we charge our customers a flat monthly fee for services in connection with data management and advanced reporting, and IOs in connection with the fixed CPM pricing option, which set out the terms of the relationship and use of our software platform. The nature of our performance obligations is to enable customers to plan, buy and measure advertising campaigns using our platform and provide campaign execution services as requested.

For the percentage of spend pricing option, we typically bill customers a platform fee, and in certain instances an additional service fee, which is based on a specified percentage of the customer’s purchases through the platform, as well as fees for additional features such as data and advanced reporting, plus the cost of TAC. We recognize revenue at the point in time when a purchase by the customer occurs through our software platform. For the monthly subscription pricing option, we bill customers a platform fee represented by a fixed monthly subscription amount, as well as fees for additional features such as data and advanced reporting, plus the cost of TAC. We recognize subscription fees for customers accessing our platform as revenue over time on a ratable basis over the term of the agreement. In both instances, revenue is reported net of TAC since we arrange for the transfer of TAC from the supplier to the customer through the use of our platform and do not control such features prior to transfer to the customer. As it relates to the TAC in these pricing options, we do not have primary responsibility for meeting customer specifications and do not have discretion in establishing the price. For data management and advanced reporting services, we typically bill a fixed monthly fee and recognize revenue over time on a ratable basis over the term of the agreement.

For the fixed CPM pricing option, we typically bill customers a fixed CPM price based on advertising impressions delivered through the platform. We recognize revenue at the point in time when the advertising impressions are delivered. This revenue is reported gross of any amounts incurred and payable to suppliers for TAC, since we control such features prior to transfer to the customer. As it relates to TAC in this pricing option, we have the primary responsibility for meeting customer specifications and have discretion in establishing the price.

Unit-Based Compensation

We record compensation expense for all common unit awards granted to our employees, which is measured and recognized on a graded-vesting attribution basis over the requisite service period based on the fair value of the units at the grant date.

During the periods covered by the consolidated financial statements included in this Annual Report, we were a privately held company with no active public market for our common units. Therefore, in determining the fair value of unit-based awards, we relied in part on valuations prepared by an independent third party. The independent third party performed the valuations in a manner consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (“Practice Aid”). In determining the fair value of our units, we considered all objective and subjective factors that we believed to be relevant, including our best estimate of our business condition, prospects and operating performance at the valuation date. There are significant judgments and estimates inherent in these valuations. These judgments and estimates include assumptions regarding our future operating performance, industry growth, average revenue ex-TAC per customer, and the timing of a potential initial public offering or other liquidity event.

For additional information regarding unit-based compensation and the assumptions used for determining the fair value of unit awards see Note 2 and Note 9 to our consolidated financial statements.

Internal-Use Software

We capitalize certain costs associated with creating and enhancing internally developed software. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software development projects. Software development costs that do not qualify for capitalization are expensed as incurred and recorded in technology and development expense in the consolidated statements of operations and comprehensive income (loss).

Software development activities typically consist of three stages: (1) the planning phase; (2) the application and infrastructure development stage; and (3) the post implementation stage. Costs incurred in the planning and post implementation phases, including costs associated with training and repairs and maintenance of the developed technologies, are expensed as incurred. We capitalize costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development phases, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose, at which point the software begins to be depreciated over its estimated useful life.

JOBS Act Accounting Election

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.07 billion in annual sales, has less than $700 million in market value of our shares of common stock held by non-affiliates and issues less than $1 billion of non-convertible debt over a three year period. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period.

We have elected to take advantage of the benefits of this extended transition period. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our consolidated financial statements and that has a different effective date for public and private companies, the Company will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard. As part of this election, we are delaying the adoption of accounting guidance related to leases and implementation costs incurred in cloud computing arrangements that currently applies to public companies. We are assessing the impact this guidance will have on our financial statements. See Note 2 to our consolidated financial statements for additional information.

Recently Issued Accounting Pronouncements

For information regarding recently issued accounting pronouncements, see Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our operations are primarily within the United States, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, foreign currency fluctuations and inflation.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our Loan Agreement, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the principal balance owed on our revolving credit facility as of December 31, 2020, a hypothetical one percentage point increase or decrease in the interest rate under our revolving credit facility would result in a corresponding increase or decrease in interest expense of approximately $0.2 million annually.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Viant Technology Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viant Technology Inc. (the “Company”) as of December 31, 2020 and October 9, 2020, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2020 and October 9, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 23, 2021

We have served as the Company’s auditor since 2020.

VIANT TECHNOLOGY INC.

BALANCE SHEETS

	As of December 31,	As of October 9,
	2020	2020
Assets
Cash	$1	$1
Total assets	$1	$1
Stockholder's equity
Common stock, $0.001 par value; 1,000 shares authorized, issued and outstanding	$1	$1
Total stockholder's equity	$1	$1

VIANT TECHNOLOGY INC.

NOTES TO BALANCE SHEETS

1. Organization and Nature of the Business

Viant Technology Inc. (the “Company”) was incorporated in the State of Delaware on October 9, 2020 (inception). The initial stockholder of the Company is Four Brothers 2 LLC (“Parent”) which holds all of the shares of common stock authorized, issued and outstanding. The Company was incorporated for the purpose of completing an initial public offering ("IPO") and related transactions in order to carry on the business of Viant Technology LLC. As the managing member of Viant Technology LLC, the Company is expected to operate and control all of the business and affairs of Viant Technology LLC. Refer to Note 3 for further information regarding the IPO.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheets have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statement. As there has been no activity for this entity during the reportable period, separate statements of operations, changes in stockholder’s equity and cash flows have not been presented. The Company’s year end is December 31.

On the date of incorporation, the sole stockholder, Parent, acquired 1,000 shares of common stock for cash consideration of $0.001 per share, or total cash consideration of $1.

Offering Costs

In connection with the IPO, Viant Technology LLC incurred accounting, legal and other costs, which were reimbursed by the Company upon the consummation of the IPO. Such costs will be recorded as a reduction to stockholder’s equity and recorded against the proceeds from the offering.

Organization Costs

Organization costs were expensed as incurred. Such costs are comprised of the legal and professional fees associated with the formation of the Company.

3. Subsequent Events

The Company has assessed subsequent events through the date of this report and has concluded the following required disclosure in the financial statement.

Initial Public Offering and Tax Receivable Agreement

On February 9, 2021, the Company’s Form S-1 was declared effective by the SEC related to the IPO of its Class A common stock. The closing date of the IPO was February 12, 2021, and in connection with the closing, the following actions were taken:

•

The Company amended and restated its certificate of incorporation, under which the Company is authorized to issue up to 450,000,000 shares of Class A common stock, up to 150,000,000 shares of Class B common stock, and up to 10,000,000 shares of preferred stock;

•

The limited liability company agreement of Viant Technology LLC was amended and restated (as amended and restated, the “Viant Technology LLC Agreement”) to, among other things, provide for Class A units and Class B units and appoint the Company as the sole managing member of Viant Technology LLC;

•

The Viant Technology LLC Agreement classifies the interests acquired by the Company as Class A units and reclassified the interests held by the continuing members of Viant Technology LLC as Class B units, and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology LLC, for cash. Immediately following such reclassification, the continuing members held 48,935,559 Class B units. For each membership unit of Viant Technology LLC that is reclassified as a Class B unit, the Company issued one corresponding share of our Class B common stock to the continuing members, or 48,935,559 shares of Class B common stock in total;

•

The Company issued and sold 10,000,000 shares of its Class A common stock to the underwriters at an initial public offering price of $25.00 per share, for gross proceeds of $250.0 million before deducting underwriting discounts and commissions of $17.5 million;

•

The Company used the net proceeds of $232.5 million to acquire 10,000,000 newly issued Class A units of Viant Technology LLC at a per-unit price equal to the per-share price paid by the underwriters for shares of our Class A common stock;

•

The Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) for the benefit of the continuing members of Viant Technology LLC, pursuant to which the Company will pay them 85% of the amount of the net cash tax savings, if any, that the Company realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and certain other tax benefits) resulting from (i) the Company’s acquisition of Viant Technology LLC units in the IPO and in future exchanges and (ii) any payments the Company makes under the Tax Receivable Agreement;

•

The underwriters exercised their option to purchase 1,500,000 additional shares of Class A common stock from the selling stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. Pursuant to such exercise, the selling stockholders exchanged the corresponding number of Class B units for the shares of Class A common stock, the corresponding number of shares of Class B common stock were automatically retired, and 1,500,000 Class A units were issued to the Company;

•

Due to the exchange of Class B units for shares of Class A common stock by the selling stockholders in connection with the IPO, the Company recognized a deferred tax asset of approximately $11.1 million and an other long-term liability of approximately $9.9 million, assuming (i) no material changes in relevant tax law and (ii) that the Company has sufficient taxable income in each year to realize on a current basis the increased depreciation, amortization and other tax benefits that are subject of the Tax Receivable Agreement.

•

The Class B stockholders and Class A stockholders will initially have 80.5% and 19.5%, respectively, of the combined voting power of the Company’s common stock. The Class A common stock outstanding will represent 100% of the rights of the holders of all classes of the Company’s outstanding common stock to share in distributions from the Company, except for the right of Class B stockholders to receive the par value of the Class B common stock upon our liquidation, dissolution or winding up or an exchange of Class B units.

•	The Company entered into a Registration Rights Agreement with the Class B stockholders to provide for certain rights and restrictions after the IPO.

Immediately following the closing of the IPO, Viant Technology LLC is the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its equity interest in Viant Technology LLC. As the sole managing member of Viant Technology LLC, the Company operates and controls all of the business and affairs of Viant Technology LLC. This reorganization is accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company will recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of Viant Technology LLC. The Company will consolidate Viant Technology LLC on its consolidated financial statements and record a noncontrolling interest related to the Class B units held by the Class B stockholders on its consolidated balance sheet and statement of operations.

2021 Long Term Incentive Plan (“2021 LTIP”)

Immediately prior to the closing of the IPO, the Company’s board of directors adopted the 2021 LTIP to replace Viant Technology LLC’s 2020 Equity Based Incentive Compensation Plan (“Phantom Unit Plan”). The aggregate maximum number of shares of the Company’s Class A common stock that may be issued pursuant to stock awards under the 2021 LTIP, or the Share Reserve, is 11,787,112 shares of Class A common stock. The Share Reserve will automatically increase on January 1 of each year commencing on January 1, 2022 and ending with a final increase on January 1, 2031 in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year; provided, however, that the Company’s board of directors may provide that there will not be a January 1st increase in the Share Reserve in a given year or that the increase will be less than 5% of the shares of capital stock outstanding on the preceding December 31st.

Upon adoption of the 2021 LTIP, approximately 6.2 million restricted stock units (“RSUs”) were granted to certain employees with a grant date fair value of $155 million and approximately 2.2 million RSUs will vest upon expiration of the 180 day lock-up period. Approximately $83.5 million of stock-based compensation expense will be recognized during 2021 and the remainder over a weighted average period of 2.1 years.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Managing Member of Viant Technology LLC:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viant Technology LLC and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), convertible preferred units and members' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 23, 2021

We have served as the Company's auditor since 2020.

VIANT TECHNOLOGY LLC

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash	$9,629	$4,815
Accounts receivable, net of allowances	89,767	68,083
Prepaid expenses and other current assets	4,487	1,892
Total current assets	103,883	74,790
Property, equipment, and software, net	13,829	14,924
Intangible assets, net	3,015	4,243
Goodwill	12,422	12,422
Other assets	371	478
Total assets	$133,520	$106,857
Liabilities, convertible preferred units and members’ equity
Liabilities
Current liabilities:
Accounts payable	$29,763	$20,480
Accrued liabilities	24,677	22,697
Accrued compensation	9,711	8,387
Current portion of long-term debt	3,353	—
Current portion of deferred revenue	2,725	5,261
Accrued member tax distributions	6,878	1,700
Other current liabilities	2,549	2,536
Total current liabilities	79,656	61,061
Long-term debt	20,182	17,500
Long-term portion of deferred revenue	5,612	4,769
Other long-term liabilities	453	822
Total liabilities	105,903	84,152
Commitments and contingencies (Note 11)
Convertible preferred units
2019 convertible preferred units, no par value; 600,000 units authorized, issued and outstanding as of December 31, 2020 and 2019; liquidation preference of $5,444 and $7,628 as of December 31, 2020 and 2019, respectively	7,500	7,500
Members’ equity
Common units, no par value; 400,000 units authorized, issued and outstanding as of December 31, 2020 and 2019	—	—
Additional paid-in capital	92,187	92,187
Accumulated deficit	(72,070)	(76,982)
Total members’ equity	20,117	15,205
Total liabilities, convertible preferred units and members’ equity	$133,520	$106,857

The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per unit data)

	Year Ended December 31,
	2020	2019	2018
Revenue	$165,251	$164,892	$108,355
Operating expenses:
Platform operations	88,260	94,060	74,344
Sales and marketing	28,887	29,027	26,766
Technology and development	8,698	9,240	9,585
General and administrative	17,639	19,770	18,326
Total operating expenses	143,484	152,097	129,021
Income (loss) from operations	21,767	12,795	(20,666)
Interest expense, net	1,038	3,948	4,362
Other expense (income), net	91	(1,077)	507
Total other expense, net	1,129	2,871	4,869
Net income (loss)	$20,638	$9,924	$(25,535)
Foreign currency translation adjustments	—	19	81
Comprehensive income (loss)	$20,638	$9,943	$(25,454)
Earnings (loss) per unit:
Basic	$20.64	$31.31	$(137.28)
Diluted	$20.64	$27.37	$(137.28)
Weighted-average units outstanding:
Basic	400	274	186
Diluted	1,000	1,000	186

The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY LLC

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED UNITS AND MEMBERS’ EQUITY (DEFICIT)

(In thousands)

	Convertible Preferred Units		Common Units		Additional Paid-In	Accumulated	Cumulative Translation	Total Members’ Equity
	Units	Amount	Units	Amount	Capital	Deficit	Adjustment	(Deficit)
Balance as of January 1, 2018	600	$45,000	100	$—	$1,381	$(59,671)	$(100)	$(58,390)
Unit-based compensation					647			647
Vesting of common units			140	—				—
Foreign currency translation adjustments							81	81
Net loss						(25,535)		(25,535)
Balance as of December 31, 2018	600	45,000	240	—	2,028	(85,206)	(19)	(83,197)
Unit-based compensation					1,090			1,090
Vesting of common units			160	—				—
Foreign currency translation adjustments							19	19
Retirement of 2016 convertible preferred units held by related party	(600)	(45,000)			45,000			45,000
Forgiveness of long-term debt and accrued interest with related party, net of transaction costs					44,069			44,069
Issuance of 2019 convertible preferred units to a related party	600	7,500			—			—
Beneficial conversion feature on 2019 convertible preferred units					27,558			27,558
Deemed dividend related to beneficial conversion feature on 2019 convertible preferred units					(27,558)			(27,558)
Accrued member tax distributions						(1,700)		(1,700)
Net income						9,924		9,924
Balance as of December 31, 2019	600	7,500	400	—	92,187	(76,982)	—	15,205
Accrued member tax distributions						(10,726)		(10,726)
Member dividends						(5,000)		(5,000)
Net income						20,638		20,638
Balance as of December 31, 2020	600	$7,500	400	$—	$92,187	$(72,070)	$—	$20,117

The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$20,638	$9,924	$(25,535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,106	10,155	10,628
Unit-based compensation	—	1,090	647
Provision for (recovery of) doubtful accounts	(584)	613	512
Loss on disposal of assets	61	13	411
Changes in operating assets and liabilities:
Accounts receivable	(21,099)	(20,200)	14,873
Prepaid expenses and other assets	(252)	(467)	897
Accounts payable	8,995	2,745	(4,811)
Accrued liabilities	1,736	15,827	(5,983)
Accrued compensation	1,323	(1,107)	(979)
Deferred revenue	(1,694)	(4,607)	10,571
Other liabilities	(355)	(953)	2,232
Net cash provided by operating activities	18,875	13,033	3,463
Cash flows from investing activities:
Purchases of property and equipment	(434)	(423)	(389)
Capitalized software development costs	(7,407)	(7,390)	(8,384)
Net cash used in investing activities	(7,841)	(7,813)	(8,773)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	17,500	—
Proceeds from borrowings on debt with related party	—	500	5,000
Proceeds from Paycheck Protection Program Loan	6,035	—	—
Repayments of debt with related party	—	(25,000)	(2,432)
Proceeds from issuance of 2019 convertible preferred units to a related party	—	7,500	—
Transaction costs paid on behalf of related party	—	(3,561)	—
Payment of member tax distributions	(5,547)	—	—
Payment of member dividends	(5,000)	—	—
Payment of offering costs	(1,708)	—	—
Net cash provided by (used in) financing activities	(6,220)	(3,061)	2,568
Effect of exchange rate changes on cash	—	1	(6)
Net increase (decrease) in cash	4,814	2,160	(2,748)
Cash at beginning of period	4,815	2,655	5,403
Cash at end of period	$9,629	$4,815	$2,655
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,065	$12	$2,233
Supplemental disclosure of non-cash investing and financing activities:
Additions of property and equipment paid by landlord pursuant to tenant improvement allowance	—	355	506
Retirement of 2016 convertible preferred units with related party	—	45,000	—
Forgiveness of long-term debt and accrued interest by related party	—	47,630	—
Beneficial conversion feature and deemed dividend related to 2019 convertible preferred units	—	27,558	—
Accrued member tax distributions	6,878	1,700	—
Deferred offering costs recorded in accounts payable and accrued liabilities	529	—	—

The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY LLC

Notes to Consolidated Financial Statements

1. Nature of Operations

Viant Technology LLC (the “Company,” “we,” “us,” “our” or “Viant”) is a Delaware limited liability company headquartered in Irvine, California with offices located throughout the United States. The Company operates a demand side platform (“DSP”), Adelphic, an enterprise software platform that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across channels, including desktop, mobile, connected TV, linear TV, streaming audio and digital billboards.

In February 2017, Viant completed the acquisition of Adelphic. The combination of the Adelphic platform with Viant’s extensive inventory and data partner integrations and identity resolution capabilities established the Company’s unique omnichannel people-based DSP.

On September 15, 2019, the Company’s co-founders entered into a Unit Repurchase Agreement (the “Agreement”) with the Company and Viant Technology Holding Inc. (the “Former Holdco”) pursuant to which the Company retired all outstanding convertible preferred units of the Company held by the Former Holdco, which represented a 60.0% ownership interest in the Company (the “2019 Former Holdco transaction”). This transaction was completed on October 31, 2019. Refer to Note 7 for more information, including with respect to the presentation of this transaction within the consolidated financial statements.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operations of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

On an on-going basis, management evaluates its estimates, primarily those related to revenue recognition, allowances for doubtful accounts, the useful lives of capitalized software development costs and other property, equipment and software, assumptions used in the impairment analyses of long-lived assets and goodwill, deferred revenue, accrued liabilities and assumptions used in the fair valuation of equity-based payment arrangements. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As of December 31, 2020, the impact of the COVID-19 pandemic on our business continues to evolve. As a result, many of our estimates and assumptions consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Segment Information

The Company has a single reportable operating segment which operates an enterprise software platform, Adelphic, that enables marketers and their advertising agencies to automate and centralize the planning, buying and measurement of their video, audio and display ads across all channels, including desktop, mobile, connected TV, linear TV, streaming audio and digital billboards in the United States. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance. The Company’s CODM is comprised of the chief executive officer and chief operating officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. The Company assesses its determination of operating segments at least annually.

Revenue Recognition

The Company generates its revenue by providing marketers and advertising agencies with the ability to plan, buy and measure their digital advertising campaigns using its people-based DSP, Adelphic. Our platform enables marketers to reach their target audience across desktop, mobile, connected TV, linear TV, streaming audio and digital billboards.

The Company applies a five-step approach as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), in determining the amount and timing of revenue to be recognized:

•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

We make our software platform available through different pricing options to tailor to multiple customer types and customer needs. These options consist of a percentage of spend option, a monthly subscription pricing option and a fixed cost per mille (“CPM”) pricing option. CPM refers to a payment option in which customers pay a price for every 1,000 impressions an ad receives. Customers can use our software platform on a self-service basis to execute their advertising campaigns. We generate revenue when the software platform is used on a self-service basis by charging a platform fee that is either a percentage of spend or a flat monthly subscription fee as well as fees for additional features such as data and advanced reporting. We also offer our customers the ability to use our services to aid in data management, media execution and advanced reporting. When customers utilize our services, we generate revenue by charging a (1) separate service fee that represents a percentage of spend in addition to the platform fee; (2) a flat monthly fee covering services in connection with data management and advanced reporting; or (3) a fixed CPM that is inclusive of media, other direct costs and services. Some of the aforementioned offerings are relatively new to the market and are not yet material to our business from a financial perspective.

We maintain agreements with our customers in the form of master service agreements (“MSA”) in connection with the percentage of spend and monthly subscription pricing options, as well as instances where we charge our customers a flat monthly fee for services in connection with data management and advanced reporting, and insertion orders (“IO”) in connection with the fixed CPM pricing option, which set out the terms of the relationship and use of our software platform. The nature of our performance obligations is to enable customers to plan, buy and measure advertising campaigns using our platform and provide campaign execution services as requested.

For the percentage of spend pricing option, we typically bill customers a platform fee, and in certain instances an additional service fee, which is based on a specified percentage of the customer’s purchases through the platform as well as fees for additional features such as data and advanced reporting, plus the cost of TAC, as defined below. We recognize revenue at the point in time when a purchase by the customer occurs through our platform. For the monthly subscription pricing option, we bill customers a platform fee represented by a fixed subscription amount, as well as fees for additional features such as data and advanced reporting, plus the cost of TAC. We recognize subscription fees as revenue over time on a ratable basis over the term of the agreement. In both instances, revenue is reported net of amounts incurred and payable to suppliers for the cost of advertising inventory, third-party data and other add-on features (collectively, “traffic acquisition costs” or “TAC”) since we arrange for the transfer of such costs from the supplier to the customer through the use of our software platform and do not control such features prior to transfer to the customer. As it relates to TAC in these pricing options, we do not have primary responsibility for meeting customer specifications and do not have discretion in establishing the price. For data management and advanced reporting services, we typically bill a fixed monthly fee and recognize revenue over time on a ratable basis over the term of the agreement.

For the fixed CPM pricing option, we typically bill customers a fixed CPM price based on advertising impressions delivered through the platform. We recognize revenue at the point in time when the advertising impressions are delivered. In certain cases, we also provide third party data segments and measurement reporting, which are recognized at the point in time they are delivered to the customer. This revenue is reported gross of any amounts incurred and payable to suppliers for TAC, since we control such features prior to transfer to the customer. As it relates to TAC in this pricing option, we have the primary responsibility for meeting customer specifications and have discretion in establishing the price.

The Company invoices its customers on a monthly basis for all pricing options. Invoice payment terms, negotiated on a customer-by-customer basis, are typically 30 to 60 days. Advertising agency customers typically have sequential liability terms, which means payments are not due to the Company from its advertising agency customer until the advertising agency customer has received payment from its customer, the advertiser.

There are no contract assets recorded on the consolidated balance sheets because the Company’s right to any unbilled consideration for performance obligations satisfied is only conditional upon the passage of time. Contract liabilities, or deferred revenue, are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current if the respective performance obligations are anticipated to be satisfied during the succeeding 12-month period per the terms of the contract, and the remaining portion is recorded as non-current deferred revenue in the consolidated balance sheets.

ASC 606 provides various optional practical expedients. The Company elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.

Operating Expenses

We classify our operating expenses into the following four categories. Each expense category includes overhead such as rent and occupancy charges, which is allocated based on headcount.

Platform Operations. Platform operations expense represents our cost of revenues, which consists of TAC, hosting costs, personnel costs, depreciation of capitalized software development costs related to our platform, customer support costs and allocated overhead. TAC recorded in platform operations consists of amounts incurred and payable to suppliers for costs associated with our fixed CPM pricing option. Personnel costs within platform operations include salaries, bonuses, unit-based compensation expense and employee benefit costs primarily attributable to personnel who directly support our platform.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, unit-based compensation expense, employee benefit costs and commissions for our sales personnel. Sales and marketing expense also includes costs for market development programs, advertising, promotional and other marketing activities and allocated overhead. Commissions are expensed as incurred.

The Company incurred advertising costs of $1.2 million, $1.0 million, and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to the promotion of the Company, its brands, products and services to potential customers. Advertising costs are expensed as incurred and recorded in sales and marketing expense within the consolidated statements of operations and comprehensive income (loss).

Technology and Development. Technology and development expense consists primarily of personnel costs, including salaries, bonuses, unit-based compensation expense and employee benefit costs associated with the ongoing development and maintenance of our software platform and allocated overhead. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in property, equipment and software, net, on the consolidated balance sheets. We record depreciation expense for capitalized software not related to our platform within technology and development expense.

General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses, unit-based compensation expense and employee benefit costs associated with our executive, accounting, finance, legal, human resources, and other administrative personnel. Additionally, this includes accounting, legal and other professional services fees, insurance expense, bad debt expense and allocated overhead.

Unit-Based Compensation

The Company adopted the Limited Liability Company Agreement (the “Viant Technology LLC Agreement”) on October 4, 2016, under which it issued common unit awards, subject to vesting and other terms, to certain executives of the Company and to Viant Technology Equity Plan LLC, which issued incentive units in the form of profit interests to certain employees of the Company. The Company records compensation expense for all common unit awards and incentive units granted to employees of the Company, which is measured and recognized on a graded-vesting attribution basis over the requisite service period based on the fair value of the awards at the grant date. The Company has elected the accounting policy to account for forfeitures within unit-based compensation expense when they occur.

During the periods covered by these consolidated financial statements, the Company was privately held with no active public market for our common units. Therefore, in determining the fair value of equity-based awards, the Company utilized valuations prepared by an independent third party. The independent third party performed the valuations in a manner consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (“Practice Aid”). In conducting the valuations, the Company considered all objective and subjective factors that it believed to be relevant in the valuation conducted, including management’s best estimate of our business condition, prospects and operating performance at the valuation dates. There are significant judgments and estimates inherent in these valuations. These judgments and estimates include assumptions regarding our future operating performance, industry growth, average selling price, and the timing of a potential initial public offering or other liquidity event.

The Company determined the fair value of equity awards using a combination of the market and income approach. The market approach and the income approach are both acceptable valuation methods in accordance with the Practice Aid. There are two general methodologies under the market approach: (i) guideline public company method, and (ii) guideline merged and acquired company method. Both methods generate a marketable equity fair value indication using market-based information available to market participants. Under the income approach, the enterprise value can be estimated using the discounted cash flow method, which involves estimating the future cash flows of a business for a discrete period and discounting them to their present value.

As provided in the Practice Aid, there are several approaches for allocating enterprise value of a privately held company to the outstanding equity of the Company. The Company selected the Option Pricing Model (“OPM”) which treats common equity and preferred equity as call options on the enterprise’s value. The exercise prices associated with these call options vary according to the liquidation preference of the preferred equity, the preferred equity conversion price, the exercise prices of common equity options and other features of a company’s equity capital structure.

Earnings (Loss) Per Unit

Basic earnings (loss) per unit is calculated by dividing the earnings (loss) attributable to common unitholders by the number of weighted-average common units outstanding. The Company applies the two-class method to allocate earnings between common and convertible preferred units.

Diluted earnings (loss) per unit adjusts the basic earnings (loss) per unit attributable to common unitholders and the weighted-average number of units of common units outstanding for the potential dilutive impact of common units, using the treasury-stock method, and convertible preferred units using the as-if-converted method. Diluted earnings (loss) per unit considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common units would have an anti-dilutive effect.

Cash

The carrying amounts reflected in the consolidated balance sheets for cash approximate the fair value, consisting of cash on hand and at the bank.

Accounts Receivable, Net of Allowances

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts, and are unsecured and do not bear interest. The Company performs credit evaluations of its customers and certain advertisers when the Company’s agreements with its customers contain sequential liability terms that provide that the customer payments are not due to the Company until the customer has received payment from its customers (advertisers). The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current customer information, subsequent collection history and other relevant data. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Recoveries of accounts receivable previously written off are recorded when received.

The following table presents changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2020	2019
	(in thousands)
Beginning balance	$1,528	$1,340
Provision for (recovery of) doubtful accounts	(584)	613
Write-offs, net of recoveries	(609)	(425)
Ending balance	$335	$1,528

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal, and other costs related to our IPO. Upon consummation of the IPO which occurred in February 2021, the deferred offering costs will be reclassified to stockholders’ equity of Viant Technology Inc and recorded against the proceeds from the offering. The Company capitalized $2.2 million of deferred offering costs within prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2020. No offering costs were capitalized as of December 31, 2019.

Property, Equipment and Software, Net

Property, equipment and software are recorded at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method based upon the following estimated useful lives:

Years
Computer equipment	3-5
Purchased software	3
Capitalized software development costs	3
Furniture, fixtures and office equipment	10
Leasehold improvements	*

*	Leasehold improvements are depreciated on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter.

Repair and maintenance costs are charged to expense as incurred, while replacements and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in other expense (income), net within the consolidated statements of operations and comprehensive income (loss).

Capitalized Software Development Costs

The Company capitalizes certain costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure and such costs are recorded within property, equipment and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to software development projects. Software development costs that do not qualify for capitalization are expensed as incurred and recorded in technology and development expense in the consolidated statements of operations and comprehensive income (loss).

Software development activities typically consist of three stages: (1) the planning phase; (2) the application and infrastructure development stage; and (3) the post implementation stage. Costs incurred in the planning and post implementation phases, including costs associated with training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development phases, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose. Software development costs are depreciated using a straight-line method over the estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived.

Capitalized Interest

The Company capitalizes interest on borrowings related to eligible capital expenditures including development costs related to internal use software which is recorded within property, equipment and software, net. Capitalized interest is added to the cost of the qualified assets and depreciated over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

Long-lived assets consist of property, equipment and software and intangible assets with estimable useful lives subject to depreciation and amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.

Goodwill

Goodwill is tested at least annually for impairment as of the first day of the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company assesses its conclusion regarding reporting units in conjunction with its annual goodwill impairment test and has determined that it has one reporting unit for the purposes of allocating and testing goodwill.

When testing goodwill for impairment, the Company first performs a qualitative assessment. If the Company determines it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then a one-step impairment test is required. If the Company determines it is not more likely than not a reporting unit’s fair value is less than its carrying amount, then no further analysis is necessary. To identify whether a potential impairment exists, the Company compares the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, then such balance would be recorded as an impairment loss. Any impairment loss is limited to the carrying amount of goodwill within the entity.

Paycheck Protection Program Loan

On April 14, 2020, the Company received the proceeds from a loan in the amount of approximately $6.0 million (the “PPP Loan”) from PNC Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company accounted for the PPP Loan as a financial liability in accordance with ASC Topic 470, Debt. Accordingly, the PPP Loan was recognized within long-term debt and current portion of long-term debt in the Company’s consolidated balance sheet. In addition, related accrued interest is included within accrued liabilities in the Company’s consolidated balance sheet. Refer to Note 7 for additional information.

Fair Value of Financial Instruments

The framework for measuring fair value and related disclosure requirements about fair value measurements are provided in ASC 820, Fair Value Measurement (“ASC 820”). This pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by ASC 820 contains three input levels as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•	Level 2: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying amounts of the Company’s cash, accounts receivable, accounts payable, accrued compensation and accrued liabilities approximate fair value due to the short-term nature of these instruments.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated balance sheets. The fair value of debt was estimated using primarily level 2 inputs including quoted market prices or discounted cash flow analyses, based on estimated incremental borrowing rates for similar types of borrowing arrangements.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

Certain assets and liabilities, including goodwill and intangible assets, are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.

There were no assets or liabilities measured at fair value using Level 3 inputs for the periods presented.

Leases

Rent expense on operating leases of $4.2 million, $4.7 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, is recorded on a straight-line basis over the lease term. The difference between cash payments for rent and the expense recorded is reported as current and non-current deferred rent in the accompanying consolidated balance sheets. The current portion of deferred rent of $0.4 million and $0.4 million as of December 31, 2020 and 2019, respectively, is included in other current liabilities. The non-current portion of deferred rent of $0.5 million and $0.8 million as of December 31, 2020 and 2019, respectively, is included in other long-term liabilities.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable. The Company maintains its cash with financial institutions and its cash levels exceed the Federal Deposit Insurance Corporation (FDIC) federally insured limits. Accounts receivable include amounts due from customers with principal operations primarily in the United States.

As of December 31, 2020, one individual customer accounted for 13.7% of consolidated accounts receivable. As of December 31, 2019, no individual customers accounted for more than 10% of consolidated accounts receivable. For the years ended December 31, 2020, 2019 and 2018, no individual customers accounted for more than 10% of consolidated revenue. For the year ended December 31, 2020, two advertising agency holding companies represented 13.3% and 13.2% of revenue, respectively. For the year ended December 31, 2019, two advertising agency holding companies represented 16.6% and 12.6% of revenue, respectively. For the year ended December 31, 2018, two advertising agency holding companies represented 18.7% and 11.8% of revenue, respectively. As of December 31, 2020, three suppliers accounted for 15.5%, 11.5%, and 10.9% of consolidated accounts payable and accrued liabilities, respectively. As of December 31, 2019, no individual suppliers accounted for more than 10% of consolidated accounts payable and accrued liabilities.

Foreign Currency Transactions and Translation

The Company’s UK subsidiary had a non-U.S. dollar functional currency. The UK subsidiary was dissolved in 2019. The Company translates assets and liabilities of non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period and members’ equity at historical rates. Revenue and expenses for the subsidiary are translated using rates that approximate those in effect during the period. Foreign currency gains and losses from translation are recorded in cumulative translation adjustment within the consolidated balance sheets.

The Company remeasures monetary assets or liabilities denominated in currencies other than the functional currency using exchange rates prevailing on the balance sheet date, and non-monetary assets and liabilities at historical rates.

Foreign currency remeasurement and transaction gains and losses are included in other expense (income), net within the consolidated statements of operations and comprehensive income (loss) and were de minimis during the years ended December 31, 2020, 2019 and 2018.

Related Party Relationships

The Company’s previously outstanding long-term debt was a long-term promissory note owed to the Former Holdco, a related party who previously held a 60% equity interest in the Company prior to the 2019 Former Holdco transaction. The Former Holdco’s outstanding units of the Company were retired in conjunction with the Company’s settlement of the promissory note on October 31, 2019, in accordance with the Unit Repurchase Agreement between the Company, the Former Holdco and other parties thereto. As of December 31, 2019, no outstanding amounts remained under the promissory note, and the Former Holdco was no longer a related party of the Company. Refer to Note 7, Note 8 and Note 13 for further information.

Four Brothers 2 LLC, the holder of the 2019 convertible preferred units as of December 31, 2020 and 2019, is controlled by the Company’s co-founders, Tim Vanderhook and Chris Vanderhook, and therefore is considered a related party. Refer to Note 7, Note 8 and Note 13 for further information.

Income Taxes

The Company is a limited liability company that is treated as a partnership for federal income tax purposes and does not pay income taxes on its taxable income. Its taxable income or loss is included in the taxable income of its members. In addition, the members are liable for federal and state taxes on the Company’s taxable income. The Company may disburse funds necessary to satisfy the members’ estimated tax liabilities. Amounts estimated to be disbursed to members to satisfy the members’ estimated tax liabilities have been recorded to accrued member tax distributions and represent a reduction in members’ equity.

Recent Issued Accounting Pronouncements

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.07 billion in annual sales, has less than $700 million in market value of its shares of common stock held by non-affiliates and issues less than $1 billion of non-convertible debt over a three year period. The Company may take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period.

The Company has elected to take advantage of the benefits of this extended transition period. Until the date that the Company is no longer an “emerging growth company” or affirmatively and irrevocably opts out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to its consolidated financial statements and that has a different effective date for public and private companies, the Company will disclose the date on which it will adopt the recently issued accounting standard. As part of this election, we are delaying the adoption of accounting guidance related to leases and implementation costs incurred in cloud computing arrangements that currently applies to public companies. We are assessing the impact this guidance will have on our financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. In March 2019, the FASB issued ASU No. 2019-01 which made further targeted improvements including clarification regarding the determination of fair value of lease assets and liabilities and statement of cash flows and presentation guidance. In June 2020, FASB issued ASU 2020-05, which extended the effective date of this guidance for non-public entities to fiscal years beginning after December 15, 2021. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2021. The Company is currently assessing the impact this guidance will have on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2022. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement—Disclosure Framework (Topic 820). The updated guidance modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted for any removed or modified disclosures. The Company adopted this ASU on January 1, 2020, and the adoption of this ASU did not have a material impact on the consolidated financial statements.

In September 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Early adoption is permitted and can be applied prospectively to all implementation costs incurred after the date of adoption or retrospectively. This guidance is effective for the Company annual reporting period beginning after December 15, 2020. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which updates various codification topics by clarifying disclosure requirements to align with the SEC's regulations. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2021. The Company is currently assessing the impact this guidance will have on the consolidated financial statements.

3. Revenue

The Company adopted the new revenue recognition accounting standard, ASC 606, effective January 1, 2018 on a full retrospective basis. Refer to Note 2 of these notes to our consolidated financial statements for a description of our ASC 606 revenue recognition accounting policies. Although the Company maintains agreements with its customers in multiple contractual forms, the overall promise within each of the contract types is to provide customers the ability to plan, buy and measure their digital advertising campaigns using our platform.

For purposes of disaggregation of revenue, for the years ended December 31, 2020, 2019 and 2018, the Company recognized $4.6 million, $6.2 million and $6.3 million, respectively, for over time performance obligations and $160.6 million, $158.7 million and $102.1 million, respectively, for point in time performance obligations. Remaining performance obligations for contracts with an original expected duration of greater than one year amounted to $9.2 million and $10.9 million as of December 31, 2020 and 2019, respectively, which primarily relate to deferred revenue and data management and advanced reporting services. As of December 31, 2020 and 2019, $3.6 million and $6.2 million, respectively, is expected to be recognized within one year, with the remaining amounts expected to be recognized thereafter.

Contract Liabilities

The follow table summarizes the changes in deferred revenue balances:

	Year Ended December 31,
	2020	2019
	(in thousands)
Beginning balance	$10,030	$14,636
Recognition of deferred revenue	(1,693)	(4,606)
Deferral of revenue	—	—
Ending balance	$8,337	$10,030

The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded in current portion of deferred revenue and the remaining amount is recorded as non-current portion of deferred revenue within the consolidated balance sheets.

4. Property, Equipment and Software, Net

Major classes of property, equipment and software were as follows:

	As of December 31,
	2020	2019
	(in thousands)
Capitalized software development costs	$43,627	$36,865
Computer equipment	1,575	1,198
Purchased software	32	513
Furniture, fixtures and office equipment	1,087	1,204
Leasehold improvements	2,115	2,108
Total property, equipment and software	48,436	41,888
Less: Accumulated depreciation	(34,607)	(26,964)
Total property, equipment and software, net	$13,829	$14,924

Depreciation expense recorded in the consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Platform operations	$6,638	$6,832	$6,441
Sales and marketing	—	—	—
Technology and development	1,608	1,537	1,314
General and administrative	631	554	718
Total	$8,877	$8,923	$8,473

Interest cost recorded in the consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Amount charged to expense	$1,055	$4,105
Amount capitalized within property, equipment and software, net	31	44
Total interest cost	$1,087	$4,149

5. Goodwill and Intangible Assets, Net

The Company’s goodwill balance of $12.4 million as of December 31, 2020 and 2019, was recorded as part of the Company’s February 2017 acquisition of Adelphic. The goodwill balance was determined based on the excess of the purchase price paid over the fair value of the identifiable net assets acquired, and represents its future revenue and earnings potential and certain other assets acquired that do not meet the recognition criteria, such as assembled workforce.

The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its accounting policy. The results of this test indicated that the Company’s goodwill was not impaired. No goodwill impairment was recorded for the years ended December 31, 2020, 2019 or 2018.

Intangible assets primarily consist of acquired developed technology, customer relationships, trade names and trademarks resulting from business combinations and acquired patent intangible assets, which are recorded at acquisition-date fair value, less accumulated amortization. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. No impairment was recorded for intangible assets or other long lived assets during the years ended December 31, 2020, 2019 or 2018.

The balances of intangibles assets and accumulated amortization are as follows:

	As of December 31, 2020
	Remaining Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Developed technology	2.1	$4,927	$(3,469)	$1,458
Customer relationships	3.1	2,300	(1,287)	1,013
Trademarks/tradenames	4.2	1,400	(856)	544
Total		$8,627	$(5,612)	$3,015

	As of December 31, 2019
	Remaining Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Developed technology	3.1	$4,927	$(2,769)	$2,158
Customer relationships	4.1	2,300	(958)	1,342
Trademarks/tradenames	4.8	1,400	(657)	743
Total		$8,627	$(4,384)	$4,243

Amortization expense recorded in the consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Platform operations	$700	$703	$1,626
Sales and marketing	—	—	—
Technology and development	—	—	—
General and administrative	529	529	529
Total	$1,229	$1,232	$2,155

Estimated future amortization of intangible assets as of December 31, 2020 is as follows:

Year ended December 31,	(in thousands)
2021	$1,230
2022	1,119
2023	467
2024	107
2025	80
Thereafter	12
Total	$3,015

6. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Accrued traffic acquisition costs	$22,667	$18,707
Other accrued liabilities	2,010	3,990
Total accrued liabilities	$24,677	$22,697

7. Long-Term Debt and Revolving Credit Facility

The Company’s debt and revolving credit facilities consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Revolving credit facility	$17,500	$17,500
Paycheck Protection Program Loan	6,035	—
Total debt	23,535	17,500
Less: Current portion of long-term debt	(3,353)	—
Total long-term debt	$20,182	$17,500

As of December 31, 2020, the current portion of long-term debt related to the PPP Loan. The carrying value of debt as of December 31, 2020 and 2019 approximated its fair value.

2019 Former Holdco Transaction

On March 2, 2016, the Company entered into a secured loan agreement with its related party, the Former Holdco, which at that time was a 60% stakeholder of the Company. The notes accrued interest at a rate of 7% per year, payable quarterly. Any interest not paid when due was compounded as a component of the principal amount then outstanding. The notes were subject to an original maturity of March 2, 2021, unless earlier purchased, redeemed or otherwise settled.

On October 4, 2016, certain members of the Company and the Former Holdco entered into a put/call agreement in which certain employees received the right, but not the obligation to cause the Former Holdco to purchase all or a portion of the employees’ unrestricted common units beginning on March 31, 2019 and on each annual anniversary of that date. The Company was not a party to this put/call agreement and did not account for this agreement within its consolidated financial statements. No call or put rights were exercised during the years ended December 31, 2019 or 2018.

On September 15, 2019, the Company’s co-founders entered into a Unit Repurchase Agreement (the “Agreement”) in connection with the 2019 Former Holdco transaction with the Former Holdco to repay a portion of the outstanding principal amount, to cancel any remaining loan obligations, cancel all outstanding put/call options and to retire the outstanding equity interest in the Company held by the Former Holdco.

Under the terms of the Agreement, on October 31, 2019, the Company paid the Former Holdco $25.0 million, deemed the “purchase price,” toward the repayment in full of principal, interest or other amounts owed by the Company to the Former Holdco and its affiliates. Additionally, the Company paid approximately $3.5 million for professional service fees associated with the transaction paid on behalf of the Former Holdco. In return, the Former Holdco, on behalf of itself and its affiliates, cancelled and forgave any additional amounts owed by the Company pursuant to the March 2, 2016 loan agreement or any other loans. The Agreement also resulted in the termination of all outstanding put/call agreements. Upon closing of this transaction, the Former Holdco’s ownership in the Company was automatically transferred to the Company.

In accordance with the Agreement, the purchase price consisted of $17.5 million of cash generated from the execution of the PNC Bank line of credit and $7.5 million of cash received from the sale of the 2019 convertible preferred units to Four Brothers 2 LLC, representing 100% of the Company’s outstanding convertible preferred units. As a result of this transaction, along with the payment of approximately $3.5 million in professional services paid on behalf of the Former Holdco, the Company settled $72.6 million of outstanding principal and accrued interest on the long-term promissory note and recorded additional paid-in capital of $47.6 million representing the forgiveness of outstanding debt and $45.0 million representing the retirement of the 2016 convertible preferred units resulting from the cancellation of the Company’s equity interest held by the Former Holdco.

Revolving Credit Facility

On October 31, 2019, the Company entered into an asset-based revolving credit and security agreement with PNC Bank (the “Loan Agreement”). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of October 31, 2024. The Loan Agreement is collateralized by security interests in substantially all of the Company’s assets.

Advances under the Loan Agreement bear interest through maturity at a variable rate based upon, at the Company’s option, an annual rate of either a Domestic Rate or a LIBOR rate, plus an applicable margin (“Domestic Rate Loans” and “LIBOR Rate Loans”). The Domestic Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. The applicable margin through December 31, 2020 was equal to 2.00% for Domestic Rate Loans and 4.00% for LIBOR Rate Loans. The effective weighted average interest rate as of December 31, 2020 and 2019 was 4.15% and 5.92%, respectively. The applicable margin commencing January 1, 2021 is between 1.50% to 2.25% for Domestic Rate Loans and between 3.50% and 4.25% for LIBOR Rate Loans based on the Company maintaining certain undrawn availability ratios. The facility fee for undrawn amounts under the Loan Agreement is 0.375% per annum. The Company will also be required to pay customary letter of credit fees, as necessary.

As of December 31, 2020 and 2019, the Company had an outstanding debt balance of $17.5 million under the Loan Agreement and availability was $22.5 million.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company’s ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Loan Agreement also requires the Company to maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 1.40 to 1.00 when undrawn availability under the Loan Agreement is less than 25%. As of December 31, 2020 and 2019, the Company was in compliance with all covenants.

PPP Loan

On April 14, 2020, the Company received the proceeds from the PPP Loan in the amount of approximately $6.0 million from PNC Bank, as lender, pursuant to the PPP of the CARES Act. The PPP Loan, which is evidenced by a note dated April 11, 2020, bears interest at an annual rate of 1.0% and matures on April 11, 2022. No interest or principal is due during the first fifteen months after April 11, 2020, although interest will continue to accrue over this fifteen-month deferral period. The PPP Loan may be prepaid without penalty, at the option of the Company, at any time prior to maturity. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or other provisions of the promissory note. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining a judgment against the Company.

Proceeds from loans granted under the CARES Act are to be used for payroll, costs to continue employee group health care benefits, rent, utilities and certain other qualified costs (collectively, “qualifying expenses”). The Company has used the PPP Loan proceeds for qualifying expenses. The Company’s borrowings under the PPP Loan may be eligible for loan forgiveness if used for qualifying expenses incurred during the “covered period,” as defined in the CARES Act, except that the amount of loan forgiveness is limited to the amount of qualifying expenses incurred during the 24-week period commencing on the loan effective date. In addition, the amount of any loan forgiveness may be reduced if there is a decrease in the average number of full-time equivalent employees of the Company during the covered period, compared to the comparable period in the prior calendar year. In the event that any amounts are not forgiven, such unforgiven amounts shall be payable in equal monthly installments over the remaining term of the facility. The Company expects to apply for forgiveness of the PPP Loan.

8. Convertible Preferred Units and Common Units

2016 and 2019 Convertible Preferred Units

Pursuant to the Unit Repurchase Agreement completed on October 31, 2019, the 600,000 2016 convertible preferred units representing the Former Holdco’s ownership interest were retired by the Company, and the Company sold 600,000 2019 convertible preferred units to Four Brothers 2 LLC.

The 2016 convertible preferred units held by the Former Holdco had a liquidation preference of $190.65 per unit. Each preferred unit was convertible at the option of the holder at any time into one common unit by written notice to the Company.

The liquidation preference provisions of the 2016 convertible preferred units held by the Former Holdco were considered contingent redemption provisions because there were certain elements that were not solely within the control of the Company, such as a change in control of the Company. Accordingly, the Company has presented these 2016 convertible preferred units within the mezzanine portion of the accompanying consolidated balance sheets.

The 2019 convertible preferred units held by Four Brothers 2 LLC have a liquidation preference equal to the initial capital contribution plus an annual preferred return available to the holders only upon liquidation, which is calculated on a daily basis by multiplying the accrued stated value of the unit on the first day of each calendar quarter by 0.028% (10% divided by 360). The accrued stated value is calculated as $12.50 per preferred unit plus the accrued return. Each preferred unit may be converted at the option of the holder at any time into one common unit by written notice to the Company.

The liquidation preference provisions of the 2019 convertible preferred units held by Four Brothers 2 LLC are considered contingent redemption provisions because there are certain elements that are not solely within the control of the Company, such as a change in control of the Company. Accordingly, the Company has presented the 2019 convertible preferred stock within the mezzanine portion of the accompanying consolidated balance sheets.

The 2019 convertible preferred units were issued at an implied discount of $27.6 million, representing a beneficial conversion feature recorded in additional paid-in capital of the same amount. A beneficial conversion feature is measured as the difference between the effective conversion price of the 2019 convertible preferred units, $12.50 per unit, and the fair value of the common units into which the preferred units are convertible at issuance, $58.43 per unit. Since the 2019 convertible preferred units are perpetual in that they have no stated maturity date and are immediately convertible at any time, the discount upon issuance was immediately and fully amortized as a deemed dividend on the issuance date.

The fair value of common units was derived using the Black-Scholes-Merton option valuation model, which incorporated a combination of the market approach and income approach weighted at 50% to each approach. The valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term, expected volatility, expected risk-free interest rate and other relevant inputs. Expected term is based on the estimated liquidation event occurrence.

Expected volatility is based on 3.25-year historical volatility of guideline companies commensurate with the time period. The expected risk-free rate is based on the yield of 3-year U.S. Treasury notes as of the valuation date.

The following outlines the option valuation assumptions used in the fair value calculation of common units:

Risk-free interest rate	2.28%
Volatility	70%
Expected term	< 2 years
Discount for lack of marketability	29%

Common Units

There were 400,000 common units authorized, issued and outstanding as of December 31, 2020 and 2019. Distributions to members, as determined and approved by the board, are made to holders of preferred and common units in proportion to their holdings of common units then outstanding on an as-converted basis. All profit and loss allocations, including those made as a result of a capital transaction, will be made pursuant to the provisions of the Viant Technology LLC Agreement.

Member Dividend Distributions

In October 2020, the Company’s board of managers declared and approved a distribution of $5.0 million to the holders of preferred and common units in accordance with the provisions of the Viant Technology LLC Agreement, resulting in payment of $3.0 million to the preferred unitholders and $2.0 million to the common unitholders.

9. Incentive Units

Employees and other service providers are eligible to be granted profit interests in the form of common units under an equity incentive plan or other arrangement approved by the board. The recipients of the common units are not required to make any capital contributions in exchange for their units.

The board determines the terms of each grant including vesting requirements. Incentive units generally vest over a four-year period from the date of grant.

The following table summarizes the incentive unit activity for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Incentive units outstanding, beginning of period	—	160,000	300,000
Granted	—	4,000	4,685
Forfeited	—	(4,000)	(4,685)
Vested	—	(160,000)	(140,000)
Incentive units outstanding, end of period	—	—	160,000

The weighted average grant date fair value for all units granted, forfeited, vested and outstanding as presented in the table above was $7.80 per unit. As of December 31, 2019, the Company had recognized all unit-based compensation expense related to incentive units.

In accordance with the terms of the Viant Technology LLC Agreement, any common units that fail to vest or are forfeited shall be reallocated to the Company’s two executive directors, provided the executive directors remain employed by the Company or its affiliates. In 2019 and 2018, certain grantees forfeited 4,000 units and 4,685 units, respectively, that were then reallocated to the Company’s executive directors in accordance with the terms of the Viant Technology LLC Agreement.

In conjunction with the unit repurchase and long-term debt settlement discussed in Note 7, all unvested incentive units immediately vested on October 31, 2019 and the Company recognized $0.6 million of accelerated unit-based compensation expense on that date. As of December 31, 2020 and 2019, all 400,000 incentive units were vested and outstanding.

Unit-based compensation expense recorded in the consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Platform operations	$—	$42	$25
Sales and marketing	—	44	26
Technology and development	—	82	49
General and administrative	—	922	547
Total	$—	$1,090	$647

The valuation of common unit awards incorporated the income approach and the market approach in determining the fair value. The Company applied a 50% weight to each approach, utilized the OPM to allocate value to different classes of equity. The following outlines the option valuation assumptions used in the fair value calculation of common units:

Risk-free interest rate	0.9%
Volatility	55.4%
Expected Term	2.5 years
Discount for lack of marketability	55%

Phantom Unit Plan

On January 1, 2020, the Company formalized the 2020 Equity Based Incentive Compensation Plan (the “Phantom Unit Plan”), under which the Company is authorized to issue 12,500,000 phantom units. Upon the occurrence of a liquidation event, the units will participate in any increase in the fair value of the entity above the stated distribution threshold of $100 million. The units vest on a quarterly basis over four years, and all units granted to an employee, whether vested or unvested, automatically forfeit upon termination of employment for any reason. Based on the terms of the Phantom Unit Plan and unit award grants, no compensation cost has been recorded in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020. The Phantom Unit Plan was terminated in connection with the IPO which occurred on February 12, 2021. See Note 14 for additional information.

10. Earnings (Loss) Per Unit

Basic and diluted earnings (loss) per unit is presented in conformity with the two-class method required for participating securities and multiple classes of units. Based on the terms of the respective operating agreements, the Company considers the 2016 and 2019 convertible preferred units to be participating securities.

For any period in which the Company records net income, undistributed earnings allocated to the convertible preferred units are subtracted from net income in determining earnings attributable to common unitholders. For periods in which the Company recognizes a net loss, undistributed losses are allocated only to common units as the convertible preferred units do not contractually participate in the Company’s losses. Basic earnings (loss) per unit is computed by dividing the earnings (loss) attributable to common unitholders by the number of weighted-average common units outstanding during the period. As participating securities, the convertible preferred units are excluded from basic weighted-average common units outstanding.

For the purpose of calculating basic earnings (loss) per unit for the year ended December 31, 2019, the Company adjusted net income for the deemed contribution related to the retirement of the 2016 convertible preferred units on October 31, 2019 and the deemed dividend upon issuance of the 2019 convertible preferred units on October 31, 2019. The first adjustment is a deemed capital contribution and represents the difference between the fair value of consideration transferred for the convertible preferred units and the carrying amount of the convertible preferred units on the Company’s balance sheet on the transaction date. The second adjustment is a deemed dividend to the 2019 convertible preferred unitholders and represents the full amortization of the discount related to the beneficial conversion feature upon issuance of the 2019 convertible preferred units. The discount is calculated as the difference between the fair value of the common units and the effective conversion price of the 2019 convertible preferred units. Refer to Note 7 and Note 8 for additional information.

Diluted earnings (loss) per unit represents net income (loss) attributable to all unitholders divided by the weighted-average number of units outstanding, inclusive of the convertible preferred units using the as-if-converted method and the incentive common units using the treasury stock method, if dilutive. For the year ended December 31, 2020, there were no potential dilutive units related to incentive common units as they were all issued as of the beginning of the year. The potential dilutive units related to the convertible preferred units were included in the computation of dilutive earnings per unit. For the year ended December 31, 2019, the potential dilutive units related to the convertible preferred units and incentive common units were included in the computation of diluted earnings per unit. For the year ended December 31, 2018, the potential dilutive units related to the convertible preferred units and incentive common units were not included in the computation of diluted loss per unit as the effect of including these units in the calculation would have been anti-dilutive.

The undistributed earnings have been allocated based on the participation rights of the convertible preferred and common units as if the earnings for the year have been distributed. As the participation in distributed and undistributed earnings is identical for both classes, the distributed and undistributed earnings are allocated on a proportionate basis.

Basic and diluted earnings (loss) per unit and the weighted-average units outstanding have been computed for all periods shown below to give effect to payments of dividends to unitholders during 2020, issuances of common units, the retirement of the 2016 convertible preferred units and the issuance of the 2019 convertible preferred units. The reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per unit data)
Numerator
Net income (loss)	$20,638	$9,924	$(25,535)
Deemed contribution of 2016 convertible preferred unit interest	—	45,000	—
Deemed dividend upon issuance of 2019 convertible preferred units	—	(27,558)	—
Adjusted net income (loss) attributable to all unitholders	$20,638	$27,366	$(25,535)
Less: Dividend paid to preferred unitholders	(3,000)	—	—
Adjusted net income (loss) attributable to common unitholders	17,638	27,366	(25,535)
Less: Dividend paid to common unitholders	(2,000)	—	—
Undistributed earnings (loss) attributable to all unitholders	15,638	27,366	(25,535)
Less: Undistributed earnings attributable to participating securities	(9,383)	(18,787)	—
Earnings (loss) attributable to common unitholders	$6,255	$8,579	$(25,535)
Denominator
Weighted average common units outstanding—basic	400	274	186
Effect of dilutive securities:
Convertible preferred units	600	600	—
Incentive common units	—	126	—
Weighted average units outstanding—diluted	1,000	1,000	186
Earnings (loss) per unit—basic
Distributed earnings (loss) per unit—basic	$5.00	$—	$—
Undistributed earnings (loss) per unit—basic	15.64	31.31	(137.28)
Total earnings (loss) per unit—basic	$20.64	$31.31	$(137.28)
Earnings (loss) per unit—diluted
Total earnings (loss) per unit—diluted	$20.64	$27.37	$(137.28)
Anti-dilutive units excluded from diluted earnings (loss) per unit:
Convertible preferred units	—	—	600
Incentive common units	—	—	214
Total units excluded from diluted earnings (loss) per unit	—	—	814

11. Commitments and Contingencies

Lease Commitments

Future minimum payments under the Company’s non-cancelable operating leases, which are primarily related to building leases, as of December 31, 2020 are as follows:

Year Ended December 31,	(in thousands)
2021	$3,552
2022	2,002
2023	991
2024	124
2025 and thereafter	—
Total minimum payments	$6,669

Legal Matters

From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcome of the various legal proceedings and claims cannot be predicted with certainty, management does not believe that any of these proceedings or other claims will have a material effect on the Company’s business, financial condition, results of operations or cash flows.

12. Guarantees and Indemnities

The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of December 31, 2020 and 2019.

13. Related Parties

The Company derives a small percentage of its revenue from Meredith Corporation and its subsidiaries (“Meredith Corporation”), which previously held equity interests in the Company through the Former Holdco. The Company also purchases certain inventory from Meredith Corporation. These purchases and sales are made under standard customer agreements that outline the terms of the transactions. As discussed in Note 7, the Company retired all outstanding shares held by this related party on October 31, 2019 and, as of such date, Meredith Corporation ceased to be a related party to the Company. Accordingly, the Company has excluded all transactions with Meredith Corporation subsequent to October 31, 2019 from the amounts disclosed below. There were no purchases, sales or amounts due to or from Four Brothers 2 LLC as of and for the years ended December 31, 2020 or 2019.

The Company recorded no revenue from its transactions with related parties during year ended December 31, 2020, and $3.7 million and $5.0 million during the years ended December 31, 2019 and 2018, respectively. The Company recorded no purchases from related parties during year ended December 31, 2020, and $0.3 million and $0.7 million during the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2020 and 2019, no amounts were due to or due from related parties.

14. Subsequent Events

The Company has assessed subsequent events through the date of this report and has concluded the following required disclosure in the consolidated financial statements.

Initial Public Offering

On February 9, 2021, the Form S-1 of Viant Technology Inc. was declared effective by the SEC related to the IPO of its Class A common stock. The closing date of the IPO was February 12, 2021, and in connection with the closing, the following actions were taken as it relates to the Company:

•

Viant Technology Inc. amended and restated its certificate of incorporation, under which Viant Technology Inc. is authorized to issue up to 450,000,000 shares of Class A common stock, up to 150,000,000 shares of Class B common stock, and up to 10,000,000 shares of preferred stock;

•

The limited liability company agreement of the Company was amended and restated (the “Amended and Restated Viant Technology LLC Agreement”) to, among other things, provide for Class A units and Class B units and appoint Viant Technology Inc. as the sole managing member of the Company;

•

The Amended and Restated Viant Technology LLC Agreement classifies the interests acquired by Viant Technology Inc. as Class A units and reclassified the interests held by the continuing members of the Company as Class B units, and permits the continuing members of the Company to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of the Company, for cash. Immediately following such reclassification, the continuing members held 48,935,559 Class B units. For each membership unit of the Company that is reclassified as a Class B unit, Viant Technology Inc. issued one corresponding share of its Class B common stock to the continuing members, or 48,935,559 shares of Class B common stock in total;

•

Viant Technology Inc. issued and sold 10,000,000 shares of its Class A common stock to the underwriters at an initial public offering price of $25.00 per share, for gross proceeds of $250.0 million before deducting underwriting discounts and commissions of $17.5 million;

•

Viant Technology Inc. used the net proceeds of $232.5 million to acquire 10,000,000 newly issued Class A units of the Company at a per-unit price equal to the per-share price paid by the underwriters for shares of its Class A common stock;

•

The underwriters exercised their option to purchase 1,500,000 additional shares of Class A common stock from the selling stockholders. Viant Technology Inc. did not receive any proceeds from the sale of shares by the selling stockholders. Pursuant to such exercise, the selling stockholders exchanged the corresponding number of Class B units for the shares of Class A common stock, the corresponding number of shares of Class B common stock were automatically retired, and 1,500,000 Class A units were issued to Viant Technology Inc.;

Immediately following the closing of the IPO, the Company is the predecessor of Viant Technology Inc. for financial reporting purposes. Viant Technology Inc. is a holding company, and its sole material asset is its equity interest in the Company. As the sole managing member of the Company, Viant Technology Inc. operates and controls all of the business and affairs of the Company. This reorganization is accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Viant Technology Inc. will recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of the Company.

Phantom Unit Plan

In connection with the IPO, the Company’s Phantom Unit Plan was replaced in conjunction with the adoption of the Viant Technology Inc. 2021 Long Term Incentive Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our directors and executive officers as of the date of this Annual Report.

Name	Age	Position
Tim Vanderhook	40	Chief Executive Officer; Director, Chairman
Chris Vanderhook	42	Chief Operating Officer; Director
Larry Madden	56	Chief Financial Officer
Max Valdes	66	Director
Elizabeth Williams	45	Director

Our Executive Officers

Tim Vanderhook has served as our chief executive officer since October 9, 2020 and has served on our board of directors since October 16, 2020 and has served as chairman of our board of directors since February 2021. He has served as the chief executive officer and board member of Viant Technology LLC since he co-founded the Viant Technology business in 1999. Mr. Vanderhook’s qualifications to serve on the board of directors include his digital advertising expertise and innovation, and his experience as our chief executive officer for over 20 years, which contributes valuable management and technological expertise to the board’s collective knowledge.

Chris Vanderhook has served as our chief operating officer since October 9, 2020 and has served on our board of directors since October 16, 2020. He has served as the chief operating officer and board member of Viant Technology LLC since he co-founded the Viant Technology business in 1999. Mr. Vanderhook’s qualifications to serve on the board of directors include his extensive experience in the digital advertising industry, and his experience as our chief operating officer for over 20 years, which contributes valuable management expertise to the board’s collective knowledge. Mr. Vanderhook received a BS degree in Business Administration at the Marshall School of Business from the University of Southern California.

Larry Madden has served as our chief financial officer since October 9, 2020 and has served as the chief financial officer of Viant Technology LLC since September 2012. Before joining Viant Technology LLC, Mr. Madden served as chief financial officer of a number of media and technology companies starting in 1995. Mr. Madden has extensive public company experience, including as chief financial officer of two Nasdaq-listed companies and as a board member of a third Nasdaq-listed company. Mr. Madden started his career at Ernst & Young where he spent nearly eight years. Mr. Madden is a CPA (inactive) and earned an MBA in finance and strategic management from New York University.

Our Directors

Please see “— Our Executive Officers” above for the biographical information of Tim Vanderhook and Chris Vanderhook.

Max Valdes has served on our board of directors since February 9, 2021 and is chair of the audit committee. Mr. Valdes is a former Chief Financial Officer and Executive Vice President of First American Financial Corporation, a New York Stock Exchange-listed company. Prior to his retirement, Mr. Valdes held numerous financial positions over his 25 years at First American Financial Corporation, including Controller and Chief Accounting Officer. He currently serves on the board of directors and audit committee of First American Trust Company. Mr. Valdes brings a significant level of financial and management expertise to the board of directors. This experience also provides insight regarding public company reporting matters, as well as an understanding of the process of an audit committee’s interactions with the board of directors and management. Mr. Valdes is a CPA and earned a BA degree in Business Administration at the California State University, Fullerton.

Elizabeth Williams has served on our board of directors since February 9, 2021 and is chair of the compensation committee. Ms. Williams has served as Chief Executive Officer of Drybar Holdings, LLC, an owner of hair salons providing blowouts and hair styling products and accessories, since June 2020. Previously, Ms. Williams was President of Taco Bell International from January 2018 to January 2020, Chief Financial Officer of Taco Bell Corp. from October 2013 to January 2018, and Vice President, Financial Planning & Analysis of Taco Bell Corp. from 2011 to 2013. Ms. Williams currently serves on the board of directors and audit committee of Stitch Fix, Inc., a Nasdaq-listed company. Ms. William’s experience leading a global business and service on other public company boards brings important insight and guidance to the board regarding its responsibilities as a public company, as well as best practices in corporate governance. Ms. Williams earned a BA degree in Business Administration from University of Texas in Austin and an MBA from the Kellogg School of Management at Northwestern University.

Family Relationships

Tim Vanderhook and Chris Vanderhook are brothers. No other family relationship exists by or among our executive officers.

Controlled Company Exemption

Through their ownership of Class B common stock, the Vanderhook Parties control 74.9% of the voting power of our common stock in the election of directors. Accordingly, we have availed ourselves of the “controlled company” exception available under Nasdaq rules, which eliminates certain requirements, such as the requirements that a company have a majority of independent directors on its board of directors, that compensation of executive officers be determined, or recommended to the board of directors for determination, by a compensation committee composed solely of independent directors, and that director nominees be selected, or recommended for the board of directors’ selection, by a nominations committee composed solely of independent directors. In the event that we cease to be a controlled company, we will be required to comply with these provisions within the transition periods specified in the applicable rules. These exemptions do not modify the independence requirements for our audit committee, and we intend to comply with the applicable requirements of the SEC and Nasdaq with respect to our audit committee within the applicable time frame.

Director Independence

The board of directors has determined that each of Max Valdes and Elizabeth Williams is an “independent director” as such term is defined by the applicable rules and regulations of Nasdaq. As allowed under the applicable rules and regulations of the SEC and Nasdaq, we intend to appoint a third independent director within a year after the closing of our IPO.

Board Composition

Our board of directors consists of four directors. In accordance with our amended and restated certificate of incorporation and bylaws, the number of directors on our board of directors will be determined from time to time by the board of directors but shall not be less than three persons nor more than eleven persons.

Each director is to hold office until the next election of the class for which such director shall have been chosen and until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. Vacancies and newly created directorships on the board of directors may be filled at any time by the remaining directors or our stockholders, provided that, after the Vanderhook Parties cease to beneficially own a majority of the combined voting power of our common stock (the “Triggering Event”), vacancies on our board of directors, whether resulting from an increase in the number of directors or the death, removal or resignation of a director, will be filled only by our board of directors and not by stockholders.

Our amended and restated certificate of incorporation provides that the board of directors will be divided into three classes of directors, with staggered three-year terms, with the classes to be as nearly equal in number as possible. As a result, approximately one-third of the board of directors will be elected each year. The classification of directors has the effect of making it more difficult for stockholders to change the composition of the board of directors. Our Class I director is Max Valdes, our Class II director is Chris Vanderhook, and our Class III directors are Tim Vanderhook and Elizabeth Williams.

Board Leadership Structure

Our board of directors has designated Tim Vanderhook to serve as chairman of the board. Our board of directors believes that it should maintain flexibility to select the chairman of our board of directors and adjust our board leadership structure from time to time. Our board of directors determined that having our chief executive officer also serve as the chairman of our board of directors provides us with optimally effective leadership and is in our best interests and those of our stockholders. Mr. Vanderhook co-founded and has led our company since its inception. Our board of directors believes that Mr. Vanderhook’s strategic vision for our business, his in-depth knowledge of our platform and operations, the ad tech industry, and his experience serving as our chief executive officer since our inception make him well qualified to serve as both chairman of our board of directors and chief executive officer.

The role given to the lead independent director helps ensure a strong independent and active board of directors. In 2021, our board of directors appointed Max Valdes to serve as our lead independent director. As lead independent director, Mr. Valdes will preside over periodic meetings of our independent directors, serve as a liaison between the chairperson of our board of directors and the independent directors, and perform such additional duties as our board of directors may otherwise determine and delegate.

Role of our Board in Risk Oversight

We face a number of risks, including those described under the section titled “Risk Factors” included elsewhere in this Annual Report. Our board of directors believes that risk management is an important part of establishing, updating and executing on the Company’s business strategy. Our board of directors, as a whole and at the committee level, has oversight responsibility relating to risks that could affect the corporate strategy, business objectives, compliance, operations and the financial condition and performance of the Company. Our board of directors focuses its oversight on the most significant risks facing the Company and on its processes to identify, prioritize, assess, manage and mitigate those risks. Our board of directors and its committees receive regular reports from members of the Company’s senior management on areas of material risk to the Company, including strategic, operational, financial, legal and regulatory risks. While our board of directors has an oversight role, management is principally tasked with direct responsibility for management and assessment of risks and the implementation of processes and controls to mitigate their effects on the Company.

Board Committees

We have three board committees: an audit committee, a compensation committee and a nominating and corporate governance committee.

Audit Committee

The primary responsibilities of our audit committee are to oversee the accounting and financial reporting processes of our company, and to oversee the internal and external audit processes. The audit committee also assists the board of directors in fulfilling its oversight responsibilities by reviewing the financial information provided to stockholders and others, and the system of internal controls established by management and the board of directors. The audit committee oversees the independent auditors, including their independence and objectivity. However, committee members will not act as professional accountants or auditors, and their functions are not intended to duplicate or substitute for the activities of management, or the independent auditors. The audit committee is empowered to retain independent legal counsel and other advisors as it deems necessary or appropriate to assist it in fulfilling its responsibilities, and to approve the fees and other retention terms of its advisors.

Max Valdes, Elizabeth Williams and Tim Vanderhook are the members of our audit committee. The board of directors has determined that Mr. Valdes qualifies as an “audit committee financial expert” as such term is defined under the rules of the SEC implementing Section 407 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and that each of Mr. Valdes and Ms. Williams is an “independent” director for purposes of Rule 10A-3 of the Exchange Act and under the listing standards of Nasdaq. Accordingly, we are relying on the phase-in provisions of Rule 10A-3 of the Exchange Act and Nasdaq transition rules applicable to companies completing an initial public offering, and we plan to have an audit committee comprised solely of independent directors that are independent for purposes of serving on an audit committee within one year of our listing. We believe that the functioning of our audit committee complies with the applicable requirements of the SEC and Nasdaq.

Compensation Committee

The primary responsibilities of our compensation committee are to periodically review and approve the compensation and other benefits for our employees, officers and independent directors. This includes reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers in light of those goals and objectives, and setting compensation for these officers based on those evaluations. Our compensation committee also administers and has discretionary authority over the issuance of equity awards under our equity incentive plans. The compensation committee may delegate authority to review and approve the compensation of our employees to certain of our executive officers, including with respect to awards made under our equity incentive plans. Even where the compensation committee does not delegate authority, our executive officers will typically make recommendations to the compensation committee regarding compensation to be paid to our employees and the size of equity grants under our equity incentive plans.

Elizabeth Williams and Chris Vanderhook are the members of our compensation committee. Because we are a “controlled company” under the rules of Nasdaq, our compensation committee is not required to be fully independent, although if such rules change in the future or we no longer meet the definition of a controlled company under the current rules, we will adjust the composition of the compensation committee accordingly in order to comply with such rules.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee oversees all aspects of our corporate governance functions. The committee makes recommendations to our board of directors regarding director candidates and assists our board of directors in determining the composition of our board of directors and its committees. Tim Vanderhook and Chris Vanderhook are the members of our nominating and corporate governance committee. Because we are a “controlled company” under the rules of Nasdaq, our nominating and corporate governance committee is not required to be fully independent, although if such rules change in the future or we no longer meet the definition of a controlled company under the current rules, we will adjust the composition of the nominating and corporate governance committee accordingly in order to comply with such rules.

Code of Conduct and Ethics

Our board of directors has adopted a code of conduct and ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of our company. The code addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures and internal control over financial reporting, corporate opportunities and confidentiality requirements. The audit committee is responsible for applying and interpreting our code of conduct and ethics in situations where questions are presented to it. We expect that any amendments to the code or any waivers of its requirements applicable to our principal executive, financial or accounting officer, or controller will be disclosed on our website at www.viantinc.com. Information contained on our website or linked therein or otherwise connected thereto does not constitute part of nor is it incorporated by reference into the registration statement on Form S-1 (No. 333-252117).

Compensation Committee Interlocks and Insider Participation

Our compensation committee is composed Elizabeth Williams and Chris Vanderhook. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors. For a description of the transactions between us and members of the compensation committee, and entities affiliated with such members, see the transactions described under the section entitled “Certain Relationships and Related Person Transactions.”

Item 11. Executive Compensation.

We are providing compensation disclosure that satisfies the requirements applicable to EGCs, as defined in the JOBS Act. As an EGC, we disclose the compensation of our principal executive officer and the two most highly compensated executive officers other than our principal executive officer.

Summary Compensation Table

The following table sets forth the compensation earned during the years ended December 31, 2019 and 2020 by our principal executive officer and our next two most highly compensated executive officers, who collectively comprise our named executive officers.

		Salary	Bonus	Total
Name and principal position	Year	($)	($)	($)
Tim Vanderhook	2020	700,000	700,000	1,400,000
Chief Executive Officer & Co-Founder	2019	700,000	700,000	1,400,000
Chris Vanderhook	2020	700,000	700,000	1,400,000
Chief Operating Officer & Co-Founder	2019	700,000	700,000	1,400,000
Larry Madden	2020	645,840	200,000	845,840
Chief Financial Officer	2019	645,840	264,584	910,424

Executive Compensation Arrangements

We do not have any employment or change in control arrangements with our named executive officers other than Mr. Madden. We entered into an employment agreement with Mr. Madden on March 27, 2017, which was subsequently amended on November 15, 2018 (the “Madden Employment Agreement”). The agreement provides for an initial base salary and an annual bonus opportunity. Such bonus is in the Company’s sole and absolute discretion and conditioned on Mr. Madden remaining employed through the end of the applicable annual bonus period. Subject to Mr. Madden’s execution and delivery of a general release of claims against the Company, Mr. Madden is entitled to base salary continuation for a period of 12 months in the event his employment is terminated by the Company without Cause or due to his resignation for Good Reason (each as defined in the Madden Employment Agreement). Mr. Madden is also eligible to receive COBRA continuation coverage at company-cost for a period of twelve months following such a termination of employment.

Upon a change in control, our equity and non-equity incentive plans provide for accelerated vesting of outstanding awards held by participants, including our named executive officers. We do not currently expect to enter into employment, severance or change in control arrangements with our named executive officers.

Common Units in Viant Technology LLC and the Equity Plan LLC

Prior to the IPO, Messrs. Vanderhook and Vanderhook have each had been issued common units in Viant Technology LLC. These common units were full-value awards that were previously subject to time-based vesting conditions. Such vesting conditions lapsed in connection with Viant Technology LLC’s retirement of 600,000 common units from the Former Holdco in 2019. In connection with the IPO, Class B units of Viant Technology LLC and shares of Class B common stock of Viant Technology Inc. were issued in exchange for these previously issued units.

Certain of our employees, including Mr. Madden, were granted common units by the Viant Technology Equity Plan LLC (the “Equity Plan LLC.”) Such units were issued to certain of our directors, officers, employees and consultants in consideration for bona fide services provided to us. Common units issued by the Equity Plan LLC are considered “profits interests” within the meaning of U.S. federal and state tax rules. Recipients of such units are not immediately entitled upon grant to receive distributions upon a liquidation. Instead, the holders of such units are entitled to receive an allocation of a portion of our profits arising after the date of the grant and, subject to vesting conditions, distributions made out of a portion of our profits arising after the grant date of such units.

Prior to the IPO, each common unit of the Equity Plan LLC corresponded to a common unit of Viant Technology LLC granted to the Equity Plan LLC by Viant Technology LLC. In connection with the IPO, Class B units of Viant Technology LLC and shares of Class B common stock of Viant Technology Inc. were issued to Equity Plan LLC in exchange for these previously issued units, The common units issued by the Equity Plan LLC to our service providers that will remain outstanding will represent an indirect interest in the Class B units of Viant Technology LLC and the Class B common stock of Viant Technology Inc. held by Equity Plan LLC

Viant Technology LLC 2020 Equity Based Incentive Compensation Plan

Mr. Madden was granted 1,000,000 phantom units under the Viant Technology LLC 2020 Equity Based Incentive Compensation Plan (the “Phantom Unit Plan”). The Phantom Unit Plan provides for grants of phantom units to employees, officers, and directors of Viant Technology LLC. Each phantom unit provides a participant with a contractual right to receive a payment with respect to his or her vested phantom units upon the consummation of a “Deemed Liquidation Event.” The value of each phantom unit is based on the amount that a hypothetical member who holds common units in Viant Technology LLC would receive in connection with a Deemed Liquidation Event in excess of the distribution threshold applicable to the phantom unit. Such distribution threshold is established at the time of grant. We replaced awards under this plan with awards issued pursuant to the 2021 LTIP in connection with the IPO.

Viant Technology Inc. 2021 Long-Term Incentive Plan

Our board of directors adopted the 2021 LTIP, a new omnibus long-term incentive plan, and the 2021 LTIP was approved by our stockholders in connection with our IPO. We granted under the 2021 LTIP equity awards in connection with our Phantom Unit Plan consisting of restricted stock units (“RSUs”) to certain employees, including certain of our named executive officers, as well as equity awards consisting of RSUs to certain of our non-employee directors, with an aggregate grant date fair value of $155 million. Mr. Madden received 510,000 RSUs as replacement of his interests in the Phantom Unit Plan. A portion of these RSUs will be vested at the time of release of the lock-up agreements entered into in connection with our IPO and the remainder of the RSUs will continue to vest following grant, subject to continued employment through the applicable vesting date.

Purpose. The 2021 LTIP is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates and provide a means by which the eligible recipients may benefit from increases in the value of our common stock.

Eligibility. Equity awards, including RSUs, may be granted to employees, including officers, non-employee directors, and consultants of the Company and its affiliates. Only our employees and those of our affiliates are eligible to receive incentive stock options.

Types of Equity Awards. The 2021 LTIP provides for the grant of incentive stock options within the meaning of Section 422 of the Code, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), RSUs and performance stock awards.

Authorized Shares. Subject to adjustment for certain dilutive or related events, the aggregate maximum number of shares of our Class A common stock that may be issued pursuant to stock awards under the 2021 LTIP, or the Share Reserve, is 11,787,112 shares of Class A common stock. The Share Reserve will automatically increase on January 1 of each year commencing on January 1, 2022 and ending with a final increase on January 1, 2031 in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year; provided, however, that our board of directors may provide that there will not be a January 1st increase in the Share Reserve in a given year or that the increase will be less than 5% of the shares of capital stock outstanding on the preceding December 31st.

The Share Reserve will not be reduced if an award or any portion thereof (i) expires, is canceled, is forfeited or otherwise terminates without all of the shares covered by such award having been issued or (ii) is settled in cash. If any shares of common stock issued under an equity award are forfeited back to, or repurchased by, the Company, such shares will revert to and again be made available for issuance under the 2021 LTIP. Any shares retained or reacquired by the Company in satisfaction of tax withholding obligations, as consideration for the exercise or purchase price of an equity award, or with the proceeds paid by the participant under the terms of an equity award, will also again become available for issuance under the 2021 LTIP. If the Company repurchases shares of Class A common stock with stock option exercise or stock purchase proceeds, such shares will be added to the Share Reserve.

Shares issued under the 2021 LTIP may consist of authorized but unissued or reacquired Class A common stock of the Company, including shares repurchased by the Company on the open market or otherwise or shares classified as treasury shares.

Plan Administration. Our board of directors has the authority to administer the 2021 LTIP, including the powers to: (i) determine who will be granted equity awards and what type of equity award, when and how each equity award will be granted, the provisions of each equity award (which need not be identical), the number of shares or cash value subject to an equity award and the fair market value applicable to an equity award; (ii) construe and interpret the 2021 LTIP and equity awards granted thereunder and establish, amend and revoke rules and regulations for administration of the 2021 LTIP and equity awards, including the ability to correct any defect, omission or inconsistency in the 2021 LTIP or any equity award document; (iii) settle all controversies regarding the 2021 LTIP and equity awards granted thereunder; (iv) accelerate or extend, in whole or in part, the time during which an equity award may be exercised or vested or at which cash or shares may be issued; (v) suspend or terminate the 2021 LTIP; (vi) amend the 2021 LTIP; (vii) submit any amendment to the 2021 LTIP for stockholder approval; (viii) approve forms of award documents for use under the 2021 LTIP and to amend the terms of any one or more outstanding equity awards; (ix) generally exercise such powers and perform such acts as the board of directors may deem necessary or expedient to promote the best interests of the Company and that are not in conflict with the provisions of the 2021 LTIP or any equity award documents; and (x) adopt procedures and sub-plans as are necessary or appropriate.

Subject to the provisions of the 2021 LTIP, our board of directors may delegate all or some of the administration of the 2021 LTIP to a committee of one or more directors and may delegate to one or more officers the authority to designate employees who are not officers to be recipients of options and SARs (and, to the extent permitted by applicable law, other equity awards) and, to the extent permitted by applicable law, to determine the terms of such equity awards and the number of shares of Class A common stock to be subject to such equity awards granted to such employees. Unless otherwise provided by the board of directors, delegation of authority by the board of directors to a committee or an officer will not limit the authority of the board. All determinations, interpretations and constructions made by the board (or another authorized committee or officer exercising powers delegated by the board) in good faith will be final, binding and conclusive on all persons. Pursuant to the provisions of the 2021 LTIP, the board will delegate administration of the 2021 LTIP to the compensation committee.

Stock Options. A stock option may be granted as an incentive stock option or a nonqualified stock option. The option exercise price may not be less than the fair market value of the stock subject to the option on the date the option is granted or, with respect to incentive stock options, less than 110% of the fair market value if the recipient owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate unless the option was granted pursuant to an assumption or substitution for another option in a manner satisfying the provisions of Section 409A and, if applicable, Section 424(a) of the Code. Options will not be exercisable after the expiration of ten years from the date of grant (or five years, in the case of an incentive stock option issued to a stockholder possessing more than 10% of the total combined voting power of all classes of stock of the Company or any affiliate). Each equity award agreement will set forth the number of shares subject to each option. The purchase price of any shares acquired pursuant to an option may be payable in cash, check, bank draft, money order, net exercise or as otherwise determined by the board and set forth in the award agreement, including through an irrevocable commitment by a broker to pay over such amount from a sale of the shares issuable under the option and the delivery of previously owned shares. The vesting schedule applicable to any option, including any performance conditions, will be as set forth in the equity award agreement.

Stock Appreciation Rights. A SAR is a right that entitles the participant to receive, in cash or shares of stock or a combination thereof, as determined by the board, value equal to or otherwise based on the excess of (i) the fair market value of a specified number of shares at the time of exercise over (ii) the exercise price of the right, as established by the board on the date of grant. Upon exercising a SAR, the participant is entitled to receive the amount by which the fair market value of the stock at the time of exercise exceeds the exercise price of the SAR. The exercise price of each SAR may not be less than the fair market value of the stock subject to the equity award on the date the SAR is granted, unless the SAR was granted pursuant to an assumption of or substitution for another option in a manner satisfying the provisions of Section 409A of the Code. SARs will not be exercisable after the expiration of ten years from the date of grant. Each equity award agreement will set forth the number of shares subject to the SAR. The vesting schedule applicable to any SAR, including any performance conditions, will be as set forth in the equity award agreement.

Provisions Applicable to Both Options and SARs

Transferability. The board may, in its sole discretion, impose limitations on the transferability of options and SARs. Unless the board provides otherwise, an option or SAR will not be transferable except by will or the laws of descent and distribution and will be exercisable during the lifetime of a participant only by such participant. The board may permit transfer of an option or SAR in a manner not prohibited by applicable law. Subject to approval by the board, an option or SAR may be transferred pursuant to the terms of a domestic relations order or similar instrument or pursuant to a beneficiary designation. An option or SAR may also be transferred to certain family members or trusts in accordance with the provisions of the 2021 LTIP.

Termination of Service. Except as otherwise provided in an applicable award document or other agreement between a participant and the Company or any affiliate, upon a termination for any reason other than for cause or due to death or disability, a participant may exercise his or her option or SAR (to the extent such award was exercisable as of the date of termination) for a period of three (3) months following the termination date or, if earlier, until the expiration of the term of such equity award. Upon a termination due to a participant’s disability, unless otherwise provided in an applicable award or other agreement, the participant may exercise his or her option or SAR (to the extent that such equity award was exercisable as of the date of termination) for a period of twelve (12) months following the termination date or, if earlier, until the expiration of the term of such equity award. Upon a termination due to a participant’s death, unless otherwise provided in an applicable award or other agreement, the participant’s estate may exercise the option or SAR (to the extent such award was exercisable as of the termination date) for a period of twelve (12) months following the termination date or, if earlier, until the expiration of the term of such equity award. Unless provided otherwise in an equity award or other agreement, an option or SAR will terminate on the date that a participant is terminated for cause and the participant will not be permitted to exercise such equity award.

Awards Other Than Options and SARs

Restricted Stock Awards and Restricted Stock Units. RSAs are awards of shares, the grant, issuance, retention, vesting and/or transferability of which is subject during specified periods of time to such conditions (including continued employment) and terms as the board deems appropriate. RSUs are equity awards denominated in units under which the issuance of shares (or cash payment in lieu thereof) is subject to such conditions (including continued employment) and terms as the board deems appropriate. Each equity award document evidencing a grant of RSAs or RSUs will set forth the terms and conditions of each equity award, including vesting and forfeiture provisions, transferability and, if applicable, right to receive dividends or dividend equivalents.

Performance Stock Awards. A performance stock award is an equity award that is payable contingent upon the attainment during a performance period of certain performance goals. A performance stock award may, but need not, require the completion of a specified period of service. The length of any performance period, the applicable performance goals, and the measurement of whether and to what degree such performance goals have been attained will be as determined by the compensation committee or the board. The compensation committee or the board retains the discretion to reduce or eliminate the compensation or economic benefit upon the attainment of any performance goals and to define the manner of calculating the performance criteria it selects to use for a performance period.

Certain Adjustments. In the event of any change in the capitalization of the Company, the board will appropriately and proportionately adjust: (i) the class(es) and maximum number of securities subject to the 2021 LTIP; (ii) the class(es) and maximum number of securities that may be issued pursuant to the exercise of incentive stock options; and (iii) the class(es) and number of securities or other property and value (including price per share of stock) subject to outstanding equity awards. The board will make such adjustments, and its determination will be final, binding, and conclusive. Unless provided otherwise in an equity award or other agreement, in the event of a dissolution or liquidation of the Company, all outstanding equity awards (other than equity awards consisting of vested and outstanding shares of Company common stock not subject to a forfeiture condition or the Company’s right of repurchase) will terminate immediately prior to the completion of such dissolution or liquidation, and the shares of common stock subject to the Company’s repurchase rights or subject to forfeiture may be repurchased or reacquired by the Company notwithstanding the fact that the holder of such equity award is providing continuous service; provided, however, that the board may, in its sole discretion, provide that some or all equity awards will become fully vested, exercisable and/or no longer subject to repurchase or forfeiture (to the extent not already expired or terminated) before the dissolution or liquidation is completed but contingent upon its completion.

Change in Control. Unless provided otherwise in an equity award agreement or other agreement between us or an affiliate and the participant, in the event of Change in Control (as defined in the 2021 LTIP), our board of directors will take one or more of the following actions with respect to each outstanding equity award, contingent upon the closing or completion of the Change in Control:

(i)

arrange for the surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company) to assume or continue the equity award or to substitute a similar equity award for the award (including, but not limited to, an award to acquire the same consideration per share paid to the stockholders of the Company pursuant to the Change in Control);

(ii)

arrange for the assignment of any reacquisition or repurchase rights held by us in respect of common stock issued pursuant to the equity award to the surviving corporation or acquiring corporation (or the surviving or acquiring corporation’s parent company);

(iii)

accelerate the vesting, in whole or in part, of the equity award (and, if applicable, the time at which the equity award may be exercised) to a date prior to the effective time of such Change in Control as determined by our board of directors, with such equity award terminating if not exercised (if applicable) at or prior to the effective time of the Change in Control, and with such exercise reversed if the Change in Control does not become effective;

(iv)	arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us with respect to the equity award;

(v)

cancel or arrange for the cancellation of the equity award, to the extent not vested or not exercised prior to the effective time of the Change in Control, in exchange for such cash consideration, if any, as our board of directors, in its reasonable determination, may consider appropriate as an approximation of the value of the canceled equity award; and

(vi)

cancel or arrange for the cancellation of the equity award, to the extent not vested or not exercised prior to the effective time of the Change in Control, in exchange for a payment equal to the excess, if any, of (A) the value in the Change in Control of the property the participant would have received upon the exercise of the equity award immediately prior to the effective time of the Change in Control, over (B) any exercise price payable by such holder in connection with such exercise.

Our board of directors need not take the same action or actions with respect to all equity awards or portions thereof or with respect to all participants and may take different actions with respect to the vested and unvested portions of an equity award. In the absence of any affirmative determination by our board of directors at the time of a Change in Control, each outstanding equity award will be assumed or an equivalent equity award will be substituted by such successor corporation or a parent or subsidiary of such successor corporation (“Successor Corporation”) unless the Successor Corporation does not agree to assume the equity award or to substitute an equivalent equity award, in which case the vesting of such equity award will accelerate in its entirety (along with, if applicable, the time at which the equity award may be exercised) to a date prior to the effective time of such Change in Control as our board of directors will determine (or, if our board of directors does not determine such a date, to the date that is five (5) days prior to the effective date of the Change in Control), with such award terminating if not exercised (if applicable) at or prior to the effective time of the Change in Control, and with such exercise reversed if the Change in Control does not become effective.

Acceleration of Equity Awards upon a Change in Control. An equity award may be subject to additional acceleration of vesting and exercisability upon or after a Change in Control as may be provided in the award agreement for such award or as may be provided in any other written agreement between us or an affiliate and the participant, but in the absence of such provision, no such acceleration will occur.

Termination and Amendment. Our board of directors or the compensation committee may suspend or terminate the 2021 LTIP at any time. No incentive stock options may be granted under the 2021 LTIP after the tenth anniversary of the date our board of directors adopted the 2021 LTIP. No equity awards may be granted under the 2021 LTIP while the 2021 LTIP is suspended or after it is terminated.

We filed with the SEC a registration statement on Form S-8 covering the Class A common stock issuable under the 2021 LTIP. Shortly thereafter, we made a grant of RSUs or other equity awards under the 2021 LTIP to our active employees. Because we value our culture, a significant component of which is our broad employee equity ownership, we believe this grant will further align the interests of our non-management employees with those of our stockholders.

Federal Income Tax Consequences Relating to Equity Awards Granted Pursuant to the 2021 LTIP

The following discussion addresses certain federal income tax consequences relating to equity awards that may be granted under the 2021 LTIP. This discussion does not cover federal employment tax or other federal tax consequences that may be associated with the 2021 LTIP, nor does it cover state, local or non-U.S. taxes.

Incentive Stock Options (“ISOs”). There are no federal income tax consequences when an ISO is granted. A participant will also generally not recognize taxable income when an ISO is exercised, provided that the participant was our employee during the entire period from the date of grant until the date the ISO was exercised. If the participant terminates service before exercising the ISO, the employment requirement will still be met if the ISO is exercised within three months of the participant’s termination of employment for reasons other than death or disability, within one year of termination of employment due to disability, or before the expiration of the ISO in the event of death. Upon a sale of the shares, the participant realizes a long-term capital gain (or loss), equal to the difference between the sales price and the exercise price of the shares, if he or she sells the shares at least two years after the ISO grant date and has held the shares for at least one year. If the participant disposes of the shares before the expiration of these periods, then he or she recognizes ordinary income at the time of the sale (or other disqualifying disposition) equal to the lesser of (i) the gain he or she realized on the sale, and (ii) the difference between the exercise price and the fair market value of the shares on the exercise date. We receive a corresponding tax deduction in the same amount that the participant recognizes as income. If the employment requirement described above is not met, the tax consequences related to NQSOs, discussed below, will apply.

Nonqualified Stock Options (“NQSOs”). In general, a participant has no taxable income at the time a NQSO is granted but realizes income at the time he or she exercises a NQSO, in an amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price. We receive a corresponding tax deduction in the same amount that the participant recognizes as income. Any gain or loss recognized upon a subsequent sale or exchange of the shares is generally treated as capital gain or loss for which we are not entitled to a deduction.

SARs. A participant has no taxable income at the time a SAR is granted but realizes income at the time he or she exercises a SAR, in an amount equal to the excess of the fair market value of the shares at the time of exercise over the fair market value of the shares on the date of grant to which the SAR relates. We receive a corresponding tax deduction in the same amount that the participant recognizes as income. If a participant receives shares when he or she exercises a SAR, any gain or loss recognized upon a subsequent sale or exchange of the shares is generally treated as capital gain or loss for which we are not entitled to a deduction.

Restricted Stock Awards (including Performance Stock Awards). Unless a participant makes an election to accelerate the recognition of income to the date of grant as described below, the participant will not recognize income at the time an RSA is granted. When the restrictions lapse, the participant will recognize ordinary income equal to the fair market value of the shares as of that date, less any amount paid for the stock, and we will be allowed a corresponding tax deduction at that time. If the participant timely files an election under Section 83(b) of the Code, the participant will recognize ordinary income as of the date of grant equal to the fair market value of the shares as of that date, less any amount the participant paid for the shares, and we will be allowed a corresponding tax deduction at that time. Any gain or loss recognized upon a subsequent sale or exchange of the shares is generally treated as capital gain or loss for which we are not entitled to a deduction.

Restricted Stock Units (including Performance Stock Units). A participant does not recognize income at the time a RSU is granted. When shares are delivered to a participant under a RSU, the participant will recognize ordinary income in an amount equal to the fair market value of the shares on the date of delivery, and we will be allowed a corresponding tax deduction at that time. Any gain or loss recognized upon a subsequent sale or exchange of the shares is generally treated as capital gain or loss for which we are not entitled to a deduction.

Dividend Equivalents. A participant recognizes ordinary income on the date on which dividend equivalents are paid and we are entitled to a corresponding deduction at that time.

Tax Withholding. When a participant recognizes ordinary income with respect to exercise of a stock option or SAR, vesting of restricted stock (or granting of such award, if the participant makes an 83(b) election), delivery of shares under a RSU award, or upon the payment of dividend equivalents, federal tax regulations require that we collect income taxes at withholding rates.

Code Section 162(m) and 409A. Section 162(m) of the Code denies a federal income tax deduction for certain compensation in excess of $1,000,000 per year paid to certain executive employees. Section 409A of the Code provides additional tax rules governing nonqualified deferred compensation, which may impose additional taxes on participants for certain types of nonqualified deferred compensation that is not in compliance with Section 409A. The 2021 LTIP is designed to prevent awards from being subject to the requirements of Section 409A.

Director Compensation

Our policy is to not pay director compensation to directors who are also our employees. We intend to establish compensation practices for our non-employee directors. Such compensation may be paid in the form of cash, equity or a combination of both. We may also pay additional fees to the chairs of each committee of the board of directors. All directors will be reimbursed for reasonable costs and expenses incurred in attending meetings of our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information concerning the beneficial ownership of the shares of our Class A common stock and Class B common stock as of the date of this Annual Report by (1) each person known to us to beneficially own more than 5% of the outstanding shares of our Class A common stock or our Class B common stock, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group.

The number of shares of Class A common stock listed in the table below represents shares of Class A common stock directly owned, and assumes no exchange of Class B units for Class A common stock. Each Class B stockholder is entitled to have their Class B units exchanged for Class A common stock on a one-for-one basis, or, at our election, for cash. In connection with the IPO, we issued to each Class B stockholder one share of Class B common stock for each Class B unit it beneficially owns. As a result, the number of shares of Class B common stock listed in the first table below correlates to the number of Class B units each Class B stockholder beneficially owns.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. As of the date hereof, none of the stockholders listed below holds any options or warrants that are exercisable or exercisable within 60 days of the date of this Annual Report. The address of each individual or entity listed below is c/o Viant Technology Inc., 2722 Michelson Drive, Suite 100, Irvine, CA 92612.

	Class A Common Stock	Class B Common Stock	Total Voting Power
Name of Beneficial Owner	Number	Number	%
Named Executive Officers and Directors:
Tim Vanderhook(1)	—	7,833,774	13.3%
Chris Vanderhook(2)	—	7,833,774	13.3%
Larry Madden(3)	—	—	—
Max Valdes	750	—	—
Elizabeth Williams	25,000	—	—
All executive officers and directors as a group (5 persons)	25,750	15,667,548	26.6%
Other 5% Beneficial Owners:
Four Brothers 2 LLC(4)	—	28,451,103	48.3%
Viant Technology Equity Plan LLC	—	3,316,908	5.6%

(1)

Mr. Vanderhook also holds a one-third interest in Four Brothers 2 LLC, representing an economic interest in an additional 9,483,701 shares of Class B common stock and Class B common units of Viant Technology LLC. Voting and investment decisions by Four Brothers 2 LLC require approval of a majority-in-interest of the members of Four Brothers 2 LLC, and accordingly no individual has voting or investment control over the shares held by Four Brothers 2 LLC.

(2)

Mr. Vanderhook also holds a one-third interest in Four Brothers 2 LLC, representing an economic interest in an additional 9,483,701 shares of Class B common stock and Class B common units of Viant Technology LLC. Voting and investment decisions by Four Brothers 2 LLC require approval of a majority-in-interest of the members of Four Brothers 2 LLC and accordingly no individual has voting or investment control over the shares held by Four Brothers 2 LLC.

(3)

Mr. Madden holds a 14.4 percent interest in Viant Technology Equity Plan LLC, representing an economic interest in 474,356 shares of Class B common stock and Class B common units of Viant Technology LLC. Mr. Madden does not have voting or investment control over Viant Technology Equity Plan LLC.

(4)

Each of Tim Vanderhook, Chris Vanderhook and Russ Vanderhook holds a one-third interest in Four Brothers 2 LLC, representing an economic interest in 9,483,701 shares of Class B common stock and Class B common units of Viant Technology LLC. Voting and investment decisions by Four Brothers 2 LLC require approval of a majority-in-interest of the members of Four Brothers 2 LLC and accordingly no individual has voting or investment control over the shares held by Four Brothers 2 LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of certain relationships and transactions since January 1, 2018, involving our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them.

The following are summaries of certain provisions of our related party agreements, which are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. We therefore encourage you to review the agreements in their entirety. Copies of the agreements (or forms of the agreements) have been filed as exhibits to the registration statement on Form S-1 (No. 333-252117), and are available electronically on the website of the SEC at www.sec.gov.

Tax Receivable Agreement

The members of Viant Technology LLC (not including Viant Technology Inc.) may exchange their Class B units for shares of Viant Technology Inc.’s Class A common stock on a one-for-one basis or, at our election, for cash. Any beneficial holder exchanging Class B units must ensure that the applicable corresponding number of shares of Class B common stock are delivered to us for cancellation as a condition of exercising its right to exchange Class B units for shares of our Class A common stock or, at our election, for cash. As a result of this initial purchase and any subsequent exchanges, we will become entitled to a proportionate share of the existing tax basis of the assets of Viant Technology LLC. In addition, Viant Technology LLC will have in effect an election under Section 754 of the Code for the taxable year of the offering and each taxable year in which an exchange occurs, which is expected to result in increases to the tax basis of the tangible and intangible assets of Viant Technology LLC which will be allocated to Viant Technology Inc. These increases in tax basis are expected to increase Viant Technology Inc.’s depreciation and amortization deductions for tax purposes and create other tax benefits and may also decrease gains (or increase losses) on future dispositions of certain assets and therefore may reduce the amount of tax that Viant Technology Inc. would otherwise be required to pay.

Viant Technology Inc. entered into the Tax Receivable Agreement with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative on February 9, 2021. The Tax Receivable Agreement provides for payment by us to certain continuing members of Viant Technology LLC (not including Viant Technology Inc.) of 85% of the amount of the net cash tax savings, if any, that we realizes (or, under certain circumstances, are deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) Viant Technology Inc.’s acquisition of Viant Technology LLC units from pre-IPO members of Viant Technology LLC in connection with the IPO and in future exchanges and (ii) any payments we make under the Tax Receivable Agreement (including tax benefits related to imputed interest).

We will retain the benefit of the remaining 15% of these net cash tax savings. The obligations under the Tax Receivable Agreement are our obligations and not obligations of Viant Technology LLC. For purposes of the Tax Receivable Agreement, the benefit deemed realized by us will be computed by comparing our U.S. federal, state and local income tax liability to the amount of such U.S. federal, state and local taxes that we would have been required to pay had we not been able to utilize any of the benefits subject to the Tax Receivable Agreement. The actual tax benefits we realize may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. In addition, the Viant Technology LLC Agreement provides that Viant Technology LLC may elect to apply an allocation method with respect to certain of Viant Technology LLC investment assets that are held at the time of the closing of the IPO that is expected to result in the future, solely for tax purposes, in certain items of loss being specially allocated to us and corresponding items of gain being specially allocated to the other members of Viant Technology LLC.

The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or have expired, unless we exercise our right to terminate the Tax Receivable Agreement (or the Tax Receivable Agreement is terminated due to a change in control or our breach of a material obligation thereunder), in which case, we will be required to make the termination payment specified in the Tax Receivable Agreement, as specified below. We expect that all of the intangible assets, including goodwill, of Viant Technology LLC allocable to Viant Technology LLC units acquired or deemed acquired by us from existing members of Viant Technology LLC will be amortizable for tax purposes.

Estimating the amount and timing of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors and future events. The actual increase in tax basis and utilization of tax attributes, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including:

•

the timing of purchases or future exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of Viant Technology LLC at the time of each purchase of units from the continuing members of Viant Technology LLC;

•

the price of shares of our Class A common stock at the time of the purchase or exchange—the tax basis increase in the assets of Viant Technology LLC is directly related to the price of shares of our Class A common stock at the time of the purchase or exchange;

•	the extent to which such purchases or exchanges are taxable—if the exchange is not taxable for any reason, increased tax deductions will not be available;
•	the amount of the exchanging unitholder’s tax basis in its units at the time of the relevant exchange;
•

the amount, timing and character of our income—we expect that the Tax Receivable Agreement will require Viant Technology Inc. to pay 85% of the net cash tax savings as and when deemed realized. If we do not have taxable income during a taxable year, we generally will not be required (absent a change in control or other circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for that taxable year because no benefit will have been realized. However, any tax benefits that do not result in net cash tax savings in a given tax year may generate tax attributes that may be used to generate net cash tax savings in previous or future taxable years. The use of any such tax attributes will generate net cash tax savings that will result in payments under the Tax Receivable Agreement; and

•	U.S. federal, state and local tax rates in effect at the time that we realize the relevant tax benefits.

In addition, the amount of each continuing member’s tax basis in its Viant Technology LLC units at the time of the exchange, the depreciation and amortization periods that apply to the increases in tax basis, the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis are also relevant factors.

We have the right to terminate the Tax Receivable Agreement, in whole or in part, at any time. The Tax Receivable Agreement provides that if (i) we exercises our right to early termination of the Tax Receivable Agreement in whole (that is, with respect to all benefits due to all beneficiaries under the Tax Receivable Agreement) or in part (that is, with respect to some benefits due to all beneficiaries under the Tax Receivable Agreement), (ii) we experience certain changes in control, (iii) the Tax Receivable Agreement is rejected in certain bankruptcy proceedings, (iv) we fail (subject to certain exceptions) to make a payment under the Tax Receivable Agreement within 180 days after the due date or (v) we materially breach our obligations under the Tax Receivable Agreement, we will be obligated to make an early termination payment to the beneficiaries under the Tax Receivable Agreement equal to the present value of all payments that would be required to be paid by us under the Tax Receivable Agreement. The amount of such payments will be determined on the basis of certain assumptions in the Tax Receivable Agreement, including (i) the assumption that we would have enough taxable income to fully utilize the tax benefit resulting from the tax assets which are the subject of the Tax Receivable Agreement, (ii) the assumption that any item of loss deduction or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by us ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) the assumption that any non-amortizable assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (iv) the assumption that U.S. federal, state and local tax rates will be the same as in effect on the early termination date, unless scheduled to change; and (v) the assumption that any units (other than those held by us) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A common stock on the termination date. The amount of the early termination payment is determined by discounting the present value of all payments that would be required to be paid by us under the Tax Receivable Agreement at a rate equal to the lesser of (a) 6.5% and (b) the SOFR plus 400 basis points. The payments that we will be required to make under the Tax Receivable Agreement are expected to be substantial.

See “Risk Factors—Risks Relating to Governmental Regulation and Tax Matters—In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits, if any, that Viant Technology Inc. actually realizes.”

Decisions made in the course of running our business, such as with respect to mergers and other forms of business combinations that constitute changes in control, may influence the timing and amount of payments we make under the Tax Receivable Agreement in a manner that does not correspond to our use of the corresponding tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

Payments are generally due under the Tax Receivable Agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of SOFR plus 300 basis points from the due date (without extensions) of such tax return. Late payments generally accrue interest at a rate of SOFR plus 500 basis points. Because of our structure, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of Viant Technology LLC to make distributions to us. The ability of Viant Technology LLC to make such distributions will be subject to, among other things, restrictions in the agreements governing our debt. If we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid.

Additionally, we shall be required to indemnify and reimburse the TRA Representative for all costs and expenses, including legal and accounting fees and any other costs arising from claims in connection with the TRA Representative’s duties under the Tax Receivable Agreement, provided, the TRA Representative has acted reasonably and in good faith in incurring such expenses and costs.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine. Although we are not aware of any material issue that would cause the IRS to challenge a tax basis increase, Viant Technology Inc. will not, in the event of a successful challenge, be reimbursed for any payments previously made under the Tax Receivable Agreement (although Viant Technology Inc. would reduce future amounts otherwise payable to a holder of rights under the Tax Receivable Agreement to the extent such holder has received excess payments). No assurance can be given that the IRS will agree with our tax reporting positions, including the allocation of value among our assets. In addition, the required final and binding determination that a holder of rights under the Tax Receivable Agreement has received excess payments may not be made for a number of years following commencement of any challenge, and we will not be permitted to reduce our payments under the Tax Receivable Agreement until there has been a final and binding determination, by which time sufficient subsequent payments under the Tax Receivable Agreement may not be available to offset prior payments for disallowed benefits. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement significantly in excess of the benefit that we actually realize in respect of the increases in tax basis (and utilization of certain other tax benefits) resulting from (i) our acquisition of Viant Technology LLC units from continuing members of Viant Technology LLC in future exchanges and (ii) any payments Viant Technology Inc. makes under the Tax Receivable Agreement. We may not be able to recoup those payments, which could adversely affect our financial condition and liquidity.

The obligation to make payments under the Tax Receivable Agreement generally will be senior to any similar obligation under any tax receivable agreement that may be entered into in the future. No holder of rights under the Tax Receivable Agreement (including the right to receive payments) may transfer its rights to another person without the written consent of Viant Technology Inc., except that all such rights may be transferred to another person to the extent that the corresponding Viant Technology LLC units are transferred in accordance with the Viant Technology LLC Agreement.

Viant Technology LLC Agreement

In connection with the IPO, the members of Viant Technology LLC amended and restated the Viant Technology LLC Agreement. In its capacity as the sole managing member, Viant Technology Inc. controls all of Viant Technology LLC’s business and affairs. We hold all of the Class A units of Viant Technology LLC. Holders of Class A units and Class B units are generally entitled to one vote per unit with respect to all matters as to which members are entitled to vote under the Viant Technology LLC Agreement. Class A units and Class B units will have the same economic rights per unit.

Any time we issue a share of Class A common stock for cash, the net proceeds we receive will be promptly used to acquire a Class A unit unless used to settle an exchange of a Class B unit for cash. Any time we issue a share of Class A common stock upon an exchange of a Class B unit or settles such an exchange for cash, as described below, we will contribute the exchanged unit to Viant Technology LLC and Viant Technology LLC will issue to Viant Technology Inc. a Class A unit. If we issue other classes or series of equity securities (other than pursuant to our incentive compensation plans), Viant Technology LLC will issue to Viant Technology Inc. an equal amount of equity securities of Viant Technology LLC with designations, preferences and other rights and terms that are substantially the same as Viant Technology Inc.’s newly issued equity securities. If at any time we issue a share of its Class A common stock pursuant to our 2021 LTIP or other equity plan, we will contribute to Viant Technology LLC all of the proceeds we receive (if any) and Viant Technology LLC will issue to Viant Technology Inc. an equal number of its Class A units, having the same restrictions, if any, as are attached to the shares of Class A common stock issued under the plan. If we repurchase, redeem or retire any shares of Class A common stock (or equity securities of other classes or series), Viant Technology LLC will, immediately prior to such repurchase, redemption or retirement, repurchase, redeem or retire an equal number of Class A units (or its equity securities of the corresponding classes or series) held by Viant Technology Inc., upon the same terms and for the same consideration, as the shares of our Class A common stock (or equity securities of such other classes or series) are repurchased, redeemed or retired. In addition, membership units of Viant Technology LLC, as well as our common stock, will be subject to equivalent stock splits, dividends, reclassifications and other subdivisions. In the event we acquire Class A units without issuing a corresponding number of shares of Class A common stock, we will make appropriate adjustments to the exchange ratio of Class B units to Class A common stock.

We have the right to determine when distributions will be made to holders of units and the amount of any such distributions, other than with respect to tax distributions as described below. If a distribution is authorized, except as described below, such distribution will be made to the holders of Class A units and Class B units on a pro rata basis in accordance with the number of units held by such holder.

The holders of units, including us, will incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of Viant Technology LLC. Net profits and net losses of Viant Technology LLC will generally be allocated to holders of units (including Viant Technology Inc.) on a pro rata basis in accordance with the number of units held by such holder; however, under applicable tax rules, Viant Technology LLC will be required to allocate net taxable income disproportionately to its members in certain circumstances. The Viant Technology LLC Agreement will provide for quarterly cash distributions, which we refer to as “tax distributions,” to the holders of the units generally equal to the taxable income allocated to each holder of units (with certain adjustments) multiplied by an assumed tax rate. Generally, these tax distributions will be computed based on our estimate of the net taxable income of Viant Technology LLC allocable per unit (based on the member which is allocated the largest amount of taxable income on a per unit basis) multiplied by an assumed tax rate equal to the highest combined U.S. federal and applicable state and local tax rate applicable to any natural person residing in, or corporation doing business in Los Angeles, California that is taxable on that income (taking into account certain other assumptions, and subject to adjustment to the extent that state and local taxes are deductible for U.S. federal income tax purposes). The Viant Technology LLC Agreement will generally require tax distributions to be pro rata based on the ownership of Viant Technology LLC units, however, if the amount of tax distributions to be made exceeds the amount of funds available for distribution, Viant Technology Inc. shall receive a tax distribution calculated using the corporate tax rate, before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed first to the other members pro rata in accordance with their assumed tax liabilities (also using the corporate tax rate), and then to all members (including Viant Technology Inc.) pro rata until each member receives the full amount of its tax distribution using the individual tax rate. Viant Technology LLC will also make non-pro rata payments to us to reimburse it for corporate and other overhead expenses (which payments from Viant Technology LLC will not be treated as distributions under the Viant Technology LLC Agreement). Notwithstanding the foregoing, no distribution will be made pursuant to the Viant Technology LLC Agreement to any unitholder if such distribution would violate applicable law or result in Viant Technology LLC or any of its subsidiaries being in default under any material agreement.

The Viant Technology LLC Agreement provides that Viant Technology LLC may elect to apply an allocation method with respect to certain of its investment assets that are held at the time of the IPO that is expected to result in the future, solely for tax purposes, in certain items of loss being specially allocated to us and corresponding items of gain being specially allocated to the other members of Viant Technology LLC. In conjunction herewith, the Tax Receivable Agreement provides that we will pay over to the certain other members of Viant Technology LLC 85% of the net tax savings to Viant Technology Inc. attributable to those tax losses.

The Viant Technology LLC Agreement provides that it may generally be amended, supplemented, waived or modified by us in our sole discretion without the approval of any other holder of units, except in the case of amendments that would modify the limited liability of a member or increase the obligation of a member to make capital contributions, adversely affect the right of a member to receive distributions or cause Viant Technology LLC to be treated as a corporation for tax purposes.

The Viant Technology LLC Agreement also entitles certain continuing members (and certain permitted transferees thereof) to exchange their Class B units together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or, at our election, for cash. The exchange ratio is subject to appropriate adjustment by us in the event Class A units are issued to us without issuance of a corresponding number of shares of Class A common stock or in the event of certain reclassifications, reorganizations, recapitalizations or similar transactions.

The Viant Technology LLC Agreement permits the Class B unitholders to exercise their exchange rights subject to certain reasonable timing procedures and other conditions. The Viant Technology LLC Agreement provides that an owner will not have the right to exchange Class B units if we determine that such exchange would be prohibited by law or regulation or would violate other agreements with the us, Viant Technology LLC or any of our subsidiaries to which the Viant Technology LLC unitholder is subject. We intend to impose additional restrictions on exchanges that we determine to be necessary or advisable so that Viant Technology LLC is not treated as a “publicly traded partnership” for U.S. federal income tax purposes.

The Viant Technology LLC Agreement also provides for mandatory exchanges under certain circumstances, including at our option, if the number of units outstanding (other than those held by us) is less than a minimum percentage and in our discretion, with the consent of holders of at least 50% of the outstanding Class B units.

Any beneficial holder exchanging Class B units must ensure that the applicable corresponding number of shares of Class B common stock are delivered to us for retirement as a condition of exercising its right to exchange Class B units for shares of our Class A common stock, or, at our election, for cash.

Registration Rights Agreement

In connection with the IPO, we entered into the Registration Rights Agreement with the Vanderhook Parties and the Equity Plan LLC. This agreement provides these holders with certain registration rights whereby, at any time following the lockup period described in the S-1 filed in connection with our IPO, they will have the right to require us to register under the Securities Act the shares of Class A common stock issuable upon exchange of Class B units. The Registration Rights Agreement also provides for piggyback registration rights for the holders party thereto, subject to certain conditions and exceptions.

Limitations on Liability and Executive Officer and Director Indemnification Agreements

Our directors and officers will not be personally liable for our debts, obligations or liabilities, whether that liability or obligation arises in contract, tort or otherwise, solely by reason of being a director or an officer of us. In addition, our amended and restated bylaws require us to indemnify our executive officers and directors to the fullest extent permitted by law, subject to limited exceptions. We have entered into indemnification agreements with each of our executive officers and directors that provide, in general, that we will indemnify them to the fullest extent permitted by law in connection with their service to us or on our behalf.

Review and Approval of Related Person Transactions

We have implemented a written policy pursuant to which the audit committee will review and approve transactions with our directors, officers and holders of more than 5% of our voting securities and their affiliates. Prior to approving any transaction with a related party, the audit committee will consider the material facts as to the related party’s relationship with us or interest in the transaction. Related person transactions will not be approved unless the audit committee has approved of the transaction. We did not have a formal review and approval policy for related person transactions at the time of any transaction described above.

Director Independence

The board of directors has determined that Max Valdes and Elizabeth Williams are “independent directors” as such term is defined by the applicable rules and regulations of Nasdaq. As allowed under the applicable rules and regulations of the SEC and Nasdaq, we intend to appoint a third independent director within a year after the closing of our IPO.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees for professional service provided by our independent registered public accounting firm, Deloitte & Touche LLP, for the year ended December 31, 2020:

(in thousands)
Audit Fees(1)	$1,612
Audit-Related Fees	—
Tax Fees(2)	224
All Other Fees	—
Total	$1,836

(1)

Audit fees consist of the fees for professional services rendered for the audits of our annual financial statements, review of our quarterly financial statements and filing of our registration statements, including our Registration Statement on Form S-1 related to our initial public offering for which we have engaged Deloitte & Touche LLP.

(2)	Tax fees consist of the fees for professional services rendered in connection with tax compliance, tax advisory, and tax planning.

The audit committee has adopted a pre-approval policy under which the audit committee approves in advance all audit and permissible non-audit services to be performed by the independent accountants (subject to a de minimis exception). These services may include audit services, audit-related services, tax services, and other non-audit services. As part of its pre-approval policy, the audit committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval policy, the audit committee has pre-approved certain specified audit and non-audit services to be provided by our independent auditor. If there are any additional services to be provided, a request for pre-approval must be submitted to the audit committee for its consideration under the policy. The audit committee generally pre-approves particular services or categories of services on a case-by-case basis. Finally, in accordance with the pre-approval policy, the audit committee has delegated pre-approval authority to the chair of the audit committee. The chair must report any pre-approval decisions to the audit committee at its next meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:
(1)	Financial Statements

See Index to Consolidated Financial Statements at Part II Item 8 “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under Part II Item 8. “Financial Statements and Supplementary Data.”

(3)	Exhibits:

Exhibit Index

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Viant Technology Inc.
3.2*	Amended and Restated Bylaws of Viant Technology Inc.
4.1*	Description of Securities.
10.1*	Second Amended and Restated Limited Liability Company Agreement of Viant Technology LLC, dated as of February 9, 2021.
10.2*	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Viant Technology LLC, dated as of February 12, 2021.
10.3*	Tax Receivable Agreement, by and among Viant Technology Inc., Viant Technology LLC, each of the TRA Holders, and the TRA Representative, dated as of February 9, 2021.
10.4*	Registration Rights Agreement, by and among Viant Technology Inc. and the parties thereto, dated as of February 9, 2021.
10.5

Form of Indemnification Agreement entered into with Directors and Executive Officers (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on S-1 filed on February 1, 2021).

10.6

Revolving Credit and Security Agreement and Guaranty dated October 31, 2019 with PNC Bank, National Association as agent and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on S-1 filed on February 1, 2021).

10.7

First Amendment to Revolving Credit and Security Agreement and Guaranty dated April 13, 2020 with PNC Bank, National Association as agent and the lenders party thereto (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on S-1 filed on February 1, 2021).

10.8

Second Amendment to Revolving Credit and Security Agreement and Guaranty dated April 30, 2020 with PNC Bank, National Association as agent and the lenders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on S-1 filed on February 1, 2021).

10.9

Third Amendment to Revolving Credit and Security Agreement and Guaranty dated May 29, 2020 with PNC Bank, National Association as agent and the lenders party thereto (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on S-1 filed on February 1, 2021).

10.10

Fourth Amendment to Revolving Credit and Security Agreement and Guaranty dated January 29, 2021 with PNC Bank, National Association as agent and the lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on S-1 filed on February 1, 2021).

10.11	Viant Technology Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s registration statement on S-8 filed on February 9, 2021).
10.12	Viant Technology LLC 2020 Equity Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on S-1 filed on February 1, 2021).
10.13

Employment Agreement, dated March 27, 2017, by and between Viant Technology LLC and Larry Madden (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on S-1 filed on February 1, 2021).

10.14

Limited Liability Company Agreement of Viant Technology Equity Plan LLC, dated as of March 15, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on S-1 filed on February 1, 2021).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s registration statement on S-1 filed on February 1, 2021).
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm, as to Viant Technology Inc.
23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm, as to Viant Technology LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viant Technology Inc.

Date: March 23, 2021	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tim Vanderhook	Chief Executive Officer and Chairman (principal executive officer)	March 23, 2021
Tim Vanderhook

/s/ Larry Madden	Chief Financial Officer (principal financial and accounting officer)	March 23, 2021
Larry Madden

/s/ Chris Vanderhook	Chief Operating Officer and Director	March 23, 2021
Chris Vanderhook

/s/ Max Valdes	Director	March 23, 2021
Max Valdes

/s/ Elizabeth Williams	Director	March 23, 2021
Elizabeth Williams