Form 10-Q
period 2021-03-31
Viant Technology Inc.
filed 2021-05-14
CIK 1828791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-40015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 13, 2021, there were 11,500,000 shares and 47,435,559 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share/unit data)

	As of March 31,	As of December 31,
	2021	2020
Assets
Current assets:
Cash	$246,585	$9,629
Accounts receivable, net of allowances	58,253	89,767
Prepaid expenses and other current assets	5,044	4,487
Total current assets	309,882	103,883
Property, equipment, and software, net	16,419	13,829
Intangible assets, net	2,708	3,015
Goodwill	12,422	12,422
Other assets	371	371
Total assets	$341,802	$133,520
Liabilities, convertible preferred units and stockholders' equity/members' equity
Liabilities
Current liabilities:
Accounts payable	$27,219	$29,763
Accrued liabilities	13,220	24,677
Accrued compensation	7,656	9,711
Current portion of long-term debt	5,365	3,353
Current portion of deferred revenue	1,887	2,725
Accrued member tax distributions	—	6,878
Other current liabilities	1,238	2,549
Total current liabilities	56,585	79,656
Long-term debt	18,170	20,182
Long-term portion of deferred revenue	5,902	5,612
Other long-term liabilities	382	453
Total liabilities	81,039	105,903
Commitments and contingencies (Note 12)
Convertible preferred units
2019 convertible preferred units, no par value; none issued and outstanding as of March 31, 2021 and 600,000 units authorized, issued and outstanding as of December 31, 2020; liquidation preference $5,444 as of December 31, 2020	—	7,500
Members' equity
Common units, no par value; none issued and outstanding as of March 31, 2021 and 400,000 units authorized, issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	—	92,187
Accumulated deficit	—	(72,070)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2021	—	—
Class A common stock, $0.001 par value; 450,000,000 shares authorized and 11,500,000 shares issued and outstanding as of March 31, 2021	12	—
Class B common stock, $0.001 par value; 150,000,000 shares authorized and 47,435,559 shares issued and outstanding as of March 31, 2021	47	—
Additional paid-in capital	67,656	—
Accumulated deficit	(3,104)	—
Total stockholders' equity attributable to Viant Technology Inc./members' equity	64,611	20,117
Noncontrolling interests	196,152	—
Total equity	260,763	20,117
Total liabilities, convertible preferred units and stockholders' equity/members' equity	$341,802	$133,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share/unit data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$40,144	$38,160
Operating expenses:
Platform operations	24,344	23,603
Sales and marketing	14,185	7,130
Technology and development	5,900	2,150
General and administrative	10,420	4,656
Total operating expenses	54,849	37,539
Income (loss) from operations	(14,705)	621
Interest expense, net	235	281
Other expense (income), net	(70)	11
Total other expense, net	165	292
Net income (loss)	(14,870)	329
Less: Net loss attributable to noncontrolling interests	(11,766)	—
Net income (loss) attributable to Viant Technology Inc.	$(3,104)	$329
Earnings (loss) per Class A common stock/unit:
Basic	$(0.27)	$0.33
Diluted	$(0.27)	$0.33
Weighted-average Class A common stock/units outstanding:
Basic	11,500	400
Diluted	11,500	1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED UNITS AND EQUITY

(In thousands)

(Unaudited)

	Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Members'	Noncontrolling	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance as of December 31, 2020	600	$7,500	400	$—	—	$—	—	$—	$—	$—	$20,117	$—	$20,117
Net income prior to Reorganization Transactions											669		669
Effect of Reorganization Transactions	(600)	(7,500)	(400)	—			48,936	49	28,237		(20,786)		7,500
Issuance of Class A common stock in initial public offering, net of underwriting and offering costs					11,500	12	(1,500)	(2)	228,175				228,185
Allocation of equity to noncontrolling interests									(208,587)			208,587	—
Accrued member tax distributions									75				75
Stock-based compensation									19,756				19,756
Net loss subsequent to Reorganization Transactions										(3,104)		(12,435)	(15,539)
Balance as of March 31, 2021	—	$—	—	$—	11,500	$12	47,436	$47	$67,656	$(3,104)	$—	$196,152	$260,763

	Convertible Preferred Units		Common Units		Additional Paid-In	Accumulated	Total Members'
	Units	Amount	Units	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	600	$7,500	400	$—	$92,187	$(76,982)	$15,205
Accrued member tax distributions						(390)	(390)
Net income						329	329
Balance as of March 31, 2020	600	$7,500	400	$—	$92,187	$(77,043)	$15,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(14,870)	$329
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,427	2,614
Stock-based compensation	17,090	—
Recovery of doubtful accounts	(194)	(197)
Loss on disposal of assets	8	—
Changes in operating assets and liabilities:
Accounts receivable	31,708	5,042
Prepaid expenses and other assets	(2,793)	42
Accounts payable	(3,416)	3,640
Accrued liabilities	(11,213)	(4,859)
Accrued compensation	(2,055)	(1,019)
Deferred revenue	(547)	(792)
Other liabilities	(1,382)	(1,293)
Net cash provided by operating activities	14,763	3,507
Cash flows from investing activities:
Purchases of property and equipment	(167)	(30)
Capitalized software development costs	(1,893)	(1,907)
Net cash used in investing activities	(2,060)	(1,937)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting discounts	232,500	—
Payment of member tax distributions	(6,805)	—
Payment of offering costs	(1,442)	—
Net cash provided by financing activities	224,253	—
Net increase in cash	236,956	1,570
Cash at beginning of period	9,629	4,815
Cash at end of period	$246,585	$6,385
Supplemental disclosure of cash flow information:
Cash paid for interest	$175	$429
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	2,666	—
Accrued member tax distributions recorded in other current liabilities	—	2,089
Offering costs recorded in accounts payable	1,167	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Viant Technology Inc. (the “Company,” “we,” “us,” “our” or “Viant”) was incorporated in the State of Delaware on October 9, 2020 for the purpose of facilitating an Initial Public Offering and other related transactions. The Company operates a demand side platform (“DSP”), Adelphic, an enterprise software platform that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across channels, including desktop, mobile, connected TV, linear TV, streaming audio and digital billboards.

On February 9, 2021, the Company’s Form S-1 was declared effective by the SEC related to the IPO of its Class A common stock. The closing date of the IPO was February 12, 2021, and in connection with the closing and the corporate reorganization (the “Reorganization Transactions”), the following actions were taken:

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

•

The Viant Technology LLC Agreement classifies the interests acquired by the Company as Class A units and reclassified the interests held by the continuing members of Viant Technology LLC as Class B units, and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Immediately following such reclassification, the continuing members held 48,935,559 Class B units. For each membership unit of Viant Technology LLC that is reclassified as a Class B unit, the Company issued one corresponding share of our Class B common stock to the continuing members, or 48,935,559 shares of Class B common stock in total;

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
•

The 2020 Equity Based Incentive Compensation Plan (the “Phantom Unit Plan”) under Viant Technology LLC, was terminated and replaced in conjunction with the adoption of the Company’s 2021 Long Term Incentive Plan (the “LITP”)

Immediately following the closing of the IPO, Viant Technology LLC is the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its equity interest in Viant Technology LLC. As the sole managing member of Viant Technology LLC, the Company operates and controls all of the business and affairs of Viant Technology LLC. The Reorganization Transactions are accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of the Company recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of Viant Technology LLC. The Company will consolidate Viant Technology LLC on its condensed consolidated financial statements and record a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheet and statement of operations.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information which are unaudited and include the operations of the Company, Viant Technology LLC and its wholly owned subsidiaries. Viant Technology LLC is considered a variable interest entity, or VIE. The Company is the primary beneficiary and sole managing member of Viant Technology LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Viant Technology LLC. All intercompany balances and transactions have been eliminated in consolidation.

Viant Technology LLC has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the IPO and the related organizational transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2020 through February 11, 2021 presented in the condensed consolidated financial statements and notes to condensed consolidated financial statements herein represent the historical operations of Viant Technology LLC. The amounts as of March 31, 2021 and for the period from February 12, 2021 reflect the consolidated operations of the Company.

Management believes that the accompanying condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of its balance sheet as of March 31, 2021, results of operations for the three months ended March 31,2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The balance sheet as of December 31, 2020 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2020.

The consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates, primarily those related to revenue recognition, stock-based compensation, income taxes, allowances for doubtful accounts, the useful lives of capitalized software development costs and other property, equipment and software, assumptions used in the impairment analyses of long-lived assets and goodwill, deferred revenue and accrued liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As of March 31, 2021, the impact of the COVID-19 pandemic on our business continues to evolve. As a result, many of our estimates and assumptions consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short- term nature of those instruments.

Stock-Based Compensation

Stock-based compensation relates to equity awards granted under the Company’s 2021 LTIP, which is measured and recognized in the condensed consolidated financial statements based on the fair value of the equity award granted. Since inception of the 2021 LTIP, the Company has only granted restricted stock units (“RSUs”). The fair value of RSUs is calculated using the closing market price of the Company’s common stock on the date of grant. Stock-based compensation is related to RSUs granted in connection with our recent IPO to certain employees and board members, pursuant to the 2021 LTIP, where a portion of RSUs awarded to employees will vest upon expiration of the 180 day IPO lock-up period and the remainder of which will continue to vest through the applicable vesting dates, subject to continued employment for employee grants. RSUs awarded to board members will vest quarterly and annually through the applicable vesting dates.

Comprehensive Income (Loss)

For the periods presented, net income (loss) is equal to comprehensive income (loss).

Noncontrolling Interests

The noncontrolling interests represent the economic interests of Viant Technology LLC held by Class B common stockholders. Income or loss is attributed to the noncontrolling interests based on the weighted average LLC interests outstanding during the period. The noncontrolling interests’ ownership percentage can fluctuate over time as the Class B common stockholders elect to exchange their shares of Class B common stock for Class A common stock.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the earnings (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding. Shares of our Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

Diluted earnings (loss) per share adjusts the basic earnings (loss) per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock are considered potentially dilutive shares of Class A common stock; however, related amounts have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and two-class methods.

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

Accounts Receivable, Net of Allowances

The following table presents changes in the allowance for doubtful accounts for the three months ended March 31, 2021:

(in thousands)
Balance as of December 31, 2020	$335
Recovery of doubtful accounts	(194)
Write-offs, net of recoveries	(126)
Balance as of March 31, 2021	$15

Deferred Offering Costs

Deferred offering costs consisted primarily of accounting, legal, and other costs related to our IPO. As of December 31, 2020, the Company capitalized $2.2 million of deferred offering costs within prepaid expenses and other current assets in the condensed consolidated balance sheet. Upon consummation of the IPO which occurred in February 2021, total deferred offering costs of $4.3 million were reclassified as additional paid-in capital within stockholders’ equity and recorded against the proceeds from the offering.

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

As of March 31, 2021, one individual customer accounted for 14.6% of consolidated accounts receivable. As of December 31, 2020, one individual customer accounted for 13.7% of consolidated accounts receivable. For the three months ended March 31, 2021, two individual customers accounted for 17.2% and 11.1% of consolidated revenue, respectively. For the three months ended March 31, 2020, no individual customers accounted for more than 10% of consolidated revenue. For the three months ended March 31, 2021, one advertising agency holding company accounted for 13.5% of consolidated revenue. For the three months ended March 31, 2020, three advertising agency holding companies accounted for 13.9%, 11.7%, and 11.4% of consolidated revenue, respectively. As of March 31, 2021, one individual supplier accounted for 13.3% of consolidated accounts payable and accrued liabilities. As of December 31, 2020, three suppliers accounted for 15.5%, 11.5%, and 10.9% of consolidated accounts payable and accrued liabilities, respectively.

Income Taxes

The Company is the managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC in the unaudited condensed consolidated financial statements. Viant Technology LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with our initial public offering. As an entity classified as a partnership for tax purposes, Viant Technology LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Viant Technology LLC is passed through to, and included in the taxable income or loss of its members, including us. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Viant Technology LLC, based on Viant Technology Inc.'s 19.5% economic interest in Viant Technology LLC.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities (“DTAs” and “DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date. We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of tax basis in the net assets of Viant Technology LLC when Class B units are exchanged by the holders of Class B units for shares of Class A common stock of the Company and upon other qualifying transactions. Each change in outstanding shares of Class A common stock of the Company results in a corresponding increase or decrease in the Company's ownership of Class A units of Viant Technology LLC. The Company intends to treat any exchanges of Class B units as direct purchases of LLC interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that Viant Technology Inc. would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with Viant Technology LLC and the holders of Class B units of Viant Technology LLC (the “Members”). In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) increases in the Company’s tax basis of its ownership interest in the net assets of Viant Technology LLC resulting from any redemptions or exchanges of noncontrolling interest, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in Viant Technology LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The Company calculates the liability under the TRA using a complex TRA model, which includes an assumption related to the fair market value of assets. The payment obligations under the TRA are obligations of Viant Technology Inc. and not of Viant Technology LLC. Payments are generally due under the TRA within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of the Secured Overnight Financing Rate (“SOFR”) plus 500 basis points from the due date (without extensions) of such tax return.

The TRA provides that if (i) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, (ii) there is a material breach of any material obligations under the TRA; or (iii) the Company elects an early termination of the TRA, then the TRA will terminate and the Company's obligations, or the Company's successor’s obligations, under the TRA will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any Class B units that have not been exchanged are deemed exchanged for the fair market value of the Company's Class A common stock at the time of termination.

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

The Company has elected to take advantage of the benefits of this extended transition period. Until the date that the Company is no longer an “emerging growth company” or affirmatively and irrevocably opts out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to its condensed consolidated financial statements and that has a different effective date for public and private companies, the Company will disclose the date on which it will adopt the recently issued accounting standard.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. In March 2019, the FASB issued ASU No. 2019-01 which made further targeted improvements including clarification regarding the determination of fair value of lease assets and liabilities and statement of cash flows and presentation guidance. In June 2020, FASB issued ASU 2020-05, which extended the effective date of this guidance for non-public entities to fiscal years beginning after December 15, 2021. As a part of the Company’s election under the JOBS Act, the guidance is effective for the Company’s annual reporting period beginning after December 15, 2021. The Company is currently assessing the impact this guidance will have on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2022. The Company does not expect the adoption of this ASU to have a material impact on the condensed consolidated financial statements.

In September 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Early adoption is permitted and can be applied prospectively to all implementation costs incurred after the date of adoption or retrospectively. This guidance is effective for the Company’s annual reporting period beginning after December 15, 2020. The Company adopted this ASU prospectively on January 1, 2021, and the adoption of this ASU did not have a material impact on the condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for the Company’s annual reporting period beginning after December 15, 2020. The Company adopted ASU 2019-12 prospectively on January 1, 2021, and the adoption of this ASU did not have a material impact on the condensed consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which updates various codification topics by clarifying disclosure requirements to align with the SEC's regulations. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2021. The Company is currently assessing the impact this guidance will have on the condensed consolidated financial statements.

3. Revenue

The disaggregation of revenue was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Over-time revenue	$1,105	$1,273
Point-in-time revenue	39,039	36,887
Total revenue	$40,144	$38,160

Remaining performance obligations for contracts with an original expected duration of greater than one year amounted to $7.8 million and $8.3 million as of March 31, 2021 and December 31, 2020, respectively, which primarily relate to deferred revenue and data management and advanced reporting services. As of March 31, 2021 and December 31, 2020, $1.9 million and $3.6 million, respectively, is expected to be recognized within one year, with the remaining amounts expected to be recognized thereafter.

During the three months ended March 31, 2021, we recognized $0.5 million of revenue related to amounts that were included in deferred revenue as of December 31, 2020. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded in current portion of deferred revenue and the remaining amount is recorded as non-current portion of deferred revenue within the condensed consolidated balance sheets.

4. Property, Equipment and Software, Net

Major classes of property, equipment and software were as follows:

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
Capitalized software development costs	$48,187	$43,627
Computer equipment	1,708	1,575
Purchased software	32	32
Furniture, fixtures and office equipment	1,087	1,087
Leasehold improvements	2,125	2,115
Total property, equipment and software	53,139	48,436
Less: Accumulated depreciation	(36,720)	(34,607)
Total property, equipment and software, net	$16,419	$13,829

Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Platform operations	$1,578	$1,762
Sales and marketing	—	—
Technology and development	381	401
General and administrative	161	144
Total	$2,120	$2,307

For the three months ended March 31, 2021 and 2020, total interest cost incurred was $0.2 million and $0.3 million, respectively. The Company capitalized interest costs of $5,000 to capitalized software development costs for the three months ended March 31, 2021.

5. Intangible Assets, Net

The balances of intangibles assets and accumulated amortization are as follows:

	As of March 31, 2021
	Remaining Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Developed technology	1.8	$4,927	$(3,643)	$1,284
Customer relationships	2.8	2,300	(1,369)	931
Trademarks/tradenames	4.1	1,400	(907)	493
Total		$8,627	$(5,919)	$2,708

	As of December 31, 2020
	Remaining Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Developed technology	2.1	$4,927	$(3,469)	$1,458
Customer relationships	3.1	2,300	(1,287)	1,013
Trademarks/tradenames	4.2	1,400	(856)	544
Total		$8,627	$(5,612)	$3,015

Amortization recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Platform operations	$175	$175
Sales and marketing	—	—
Technology and development	—	—
General and administrative	132	132
Total	$307	$307

Estimated future amortization of intangible assets as of March 31, 2021 is as follows:

As of March 31, 2021
Year	(in thousands)
Remainder of 2021	$923
2022	1,119
2023	467
2024	107
2025	80
Thereafter	12
Total	$2,708

6. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
Accrued traffic acquisition costs	$11,337	$22,667
Other accrued liabilities	1,883	2,010
Total accrued liabilities	$13,220	$24,677

7. Long-Term Debt and Revolving Credit Facility

The Company’s debt and revolving credit facilities consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
Revolving credit facility	$17,500	$17,500
Paycheck Protection Program Loan	6,035	6,035
Total debt	23,535	23,535
Less: Current portion of long-term debt	(5,365)	(3,353)
Total long-term debt	$18,170	$20,182

As of March 31, 2021 and December 31, 2020, the current portion of long-term debt related to the PPP Loan. The carrying value of debt as of March 31, 2021 and December 31, 2020 approximated its fair value.

Revolving Credit Facility

On October 31, 2019, we entered into an asset-based revolving credit and security agreement with PNC Bank (the “Loan Agreement”). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of October 31, 2024. The Loan Agreement is collateralized by security interests in substantially all of our assets.

Advances under the Loan Agreement bear interest through maturity at a variable rate based upon our selection of either a Domestic Rate or a LIBOR Rate, plus an applicable margin (“Domestic Rate Loans” and “LIBOR Rate Loans”). The Domestic Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. The effective weighted average interest rate as of March 31, 2021 was 3.63%. The applicable margin commencing January 1, 2021 is between 1.50% to 2.25% for Domestic Rate Loans and between 3.50% and 4.25% for LIBOR Rate Loans based on maintaining certain undrawn availability ratios. The facility fee for undrawn amounts under the Loan Agreement is 0.375% per annum. We will also be required to pay customary letter of credit fees, as necessary.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 1.40 to 1.00 at any time undrawn availability under the Loan Agreement is less than 25%. As of March 31, 2021, we are in compliance with all covenants.

8. Stock-Based Compensation

In connection with the IPO, which occurred on February 12, 2021, the Phantom Unit Plan was replaced by the 2021 LTIP, and 6.2 million RSUs were granted. The Company is authorized to grant RSUs, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance stock awards under its 2021 LTIP. As of March 31, 2021, the Company has currently only granted RSUs. Under the Company’s 2021 LTIP, 5.6 million shares remained available for grant as of March 31, 2021.

Stock-Based Compensation

Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Platform operations	$3,161	$—
Sales and marketing	6,813	—
Technology and development	2,939	—
General and administrative	4,177	—
Total	$17,090	$—

Restricted Stock Units (“RSUs”)

The following summarizes RSU activity during the three months ended March 31, 2021:

Number of Shares
(in thousands)
RSUs outstanding as of December 31, 2020	$—
Granted	6,208
Vested	—
Canceled/forfeited	(26)
RSUs outstanding as of March 31, 2021	$6,182

As of March 31, 2021, the Company had unrecognized stock-based compensation relating to RSUs of approximately $134.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.

9. Income Taxes and Tax Receivable Agreement

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset. Viant Technology Inc. did not recognize an income tax expense/(benefit) on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 80.5%, due to the full valuation allowance against its deferred tax assets, resulting in an effective tax rate ("ETR") of 0%, for the three months ended March 31, 2021.

As of March 31, 2021, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not ("MLTN") that the Company will generate sufficient taxable income to realize our deferred tax assets including the difference in our tax basis in excess of the financial reporting value for our investment in Viant Technology LLC. Consequently, we have established a full valuation allowance against our deferred tax assets as of March 31, 2021. In the event that management subsequently determines that it is MLTN that we will realize our deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company has concluded based on applicable accounting standards and the weight of all available evidence, that it was more likely than not that its deferred tax assets subject to the TRA would not be realized as of March 31, 2021. Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets after concluding it was not probable that such TRA liability would be paid based on its estimates of future taxable income. As of March 31, 2021, the total unrecorded TRA liability is approximately $9.1 million. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.

10. Earnings (Loss) Per Share/Unit

Prior to the Reorganization Transactions that occurred on February 12, 2021, the Viant Technology LLC membership structure included certain convertible preferred units and common units. As a result of the Reorganization Transactions, Class B units of Viant Technology LLC are exchangeable in the future for Class A common stock of the Company. As the conversion of Viant Technology LLC preferred and common units to Class B units was not done in a proportionate manner with respect to the rights and economic interests of the former Viant Technology LLC unit holders compared to those of the new Class B unit/shareholders in Viant Technology LLC and Viant Technology Inc, we do not believe it is appropriate to retrospectively adjust these units. Accordingly, the earnings per unit calculation presented for March 31, 2020 reflects units of the membership structure prior to the Reorganization Transactions.

For the three months ended March 31, 2021, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders for the period subsequent to the Reorganization Transactions, by the weighted average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while giving effect to all potentially dilutive shares of Class A common stock outstanding during the period.

For the three months ended March 31, 2020, diluted earnings per unit represents net income attributable to all unitholders divided by the weighted-average number of units outstanding, inclusive of the convertible preferred units using the as-if-converted method and the incentive common units using the treasury stock method, if dilutive. For the three months ended March 31, 2020, there were no potential dilutive units related to incentive common units as they were all issued as of the beginning of the year. The potential dilutive units related to the convertible preferred units were included in the computation of dilutive earnings per unit.

The undistributed earnings for the three months ended March 31, 2020 have been allocated based on the participation rights of the convertible preferred and common units as if the earnings for the period have been distributed. As the participation in distributed and undistributed earnings is identical for both classes, the distributed and undistributed earnings are allocated on a proportionate basis.

The following table presents the calculation of basic and diluted net earnings (loss) per share/unit for the three months ended March 31, 2021, the period following the Reorganization Transactions, and for the three months ended March 31, 2020. See Note 2 for additional information related to basic and diluted net loss per share/unit.

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share/unit data)
Numerator
Net income (loss)	$(14,870)	$329
Less: Net loss attributable to noncontrolling interests	(11,766)	—
Less: Undistributed earnings attributable to participating securities	—	(197)
Net loss attributable to Viant Technology Inc./common unitholders	$(3,104)	$132
Denominator
Weighted-average shares of Class A common stock/units outstanding—basic	11,500	400
Effect of dilutive securities:
Convertible preferred units	—	600
Restricted stock units	—	—
Weighted-average shares of Class A common stock/units outstanding—diluted	11,500	1,000

Earnings (loss) per share of Class A common stock/unit—basic	$(0.27)	$0.33
Earnings (loss) per share of Class A common stock/unit—diluted	$(0.27)	$0.33

Anti-dilutive shares/units excluded from earnings (loss) per share of Class A common stock/unit—diluted:
Restricted stock units	6,196	—
Shares of Class B common stock	47,436	—
Total shares excluded from earnings (loss) per share of Class A common stock/unit—diluted	53,632	—

11. Noncontrolling Interests

We are the sole managing member of Viant Technology LLC and, as a result, consolidate the financial results of Viant Technology LLC. We report noncontrolling interests representing the economic interests in Viant Technology LLC held by the other members of Viant Technology LLC. The Viant Technology LLC Agreement classifies the interests acquired by the Company as Class A units, reclassified the interests held by the continuing members of Viant Technology LLC as Class B units and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in Viant Technology LLC while retaining control of Viant Technology LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Class B units in Viant Technology LLC by the other members will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital.

The following table summarizes the ownership of Viant Technology LLC as of March 31, 2021:

	As of March 31, 2021
Owner	Units Owned	Ownership Percentage
Viant Technology Inc.	11,500,000	19.5%
Noncontrolling interests	47,435,559	80.5%
Total	58,935,559	100.0%

12. Commitments and Contingencies

Lease Commitments

Future minimum payments under the Company’s non-cancelable operating leases, which are primarily related to office leases, as of March 31, 2021 are as follows:

As of March 31, 2021
Year	(in thousands)
Remainder of 2021	$2,548
2022	2,002
2023	991
2024	124
2025 and thereafter	—
Total minimum payments	$5,665

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

Guarantees and Indemnities

The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of March 31, 2021.

13. Subsequent Events

On April 12, 2021, the Company submitted an application for the forgiveness of the full amount of our PPP Loan and we have not received a determination from SBA regarding our PPP loan forgiveness application.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of COVID-19 on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in our Annual Report on Form 10-K for the year ended December 31, 2020 in greater detail under the heading “Risk Factors” and in other filings we make from time to time with the Securities and Exchange Commission, or SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

References to “Notes” are notes included in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We make our platform available through different pricing options to tailor to multiple client types and customer needs. These options consist of a percentage of spend option, a subscription option and a fixed CPM pricing option. CPM refers to a payment option in which customers pay a price for every 1,000 impressions an ad receives. Customers can enter into master service agreements with us that enable them to use our platform on a self-service basis to execute their advertising campaigns. We generate revenue when the platform is used on a self-service basis by charging a platform fee that is either a percentage of spend or a flat monthly subscription fee, as well as fees for additional features such as data and advanced reporting. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. When customers utilize our services, we generate revenue by charging a (1) separate service fee that represents a percentage of spend in addition to the platform fee; (2) a flat monthly fee covering services in connection with data management and advanced reporting; or (3) a fixed CPM that is inclusive of media, other direct costs and services. We believe that offering a multitude of pricing options provides our customers greater flexibility and access to our platform.

Our financial results include:

•	Revenue of $40.1 million and $38.2 million for the three months ended March 31, 2021 and 2020, respectively, representing an increase of 5.2%;
•	Gross profit of $15.8 million and $14.6 million for the three months ended March 31, 2021 and 2020, respectively, representing an increase of 8.5%;
•	Revenue ex-TAC of $26.7 million and $23.3 million for the three months ended March 31, 2021 and 2020, respectively, representing an increase of 14.6%;
•	Net loss of $14.9 million and net income $0.3 million for the three months ended March 31, 2021 and 2020, respectively; and
•	Non-GAAP net income of $2.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively;
•	Adjusted EBITDA of $4.9 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively, representing an increase of 51.5%.

Revenue ex-TAC, Adjusted EBITDA and non-GAAP net income are non-GAAP measures. For a detailed discussion of our key operating and financial performance metrics and a reconciliation of revenue ex-TAC, Adjusted EBITDA, and non-GAAP net income to the most directly comparable financial measures calculated in accordance with GAAP, see “—Key Operating and Financial Performance Metrics—Use of Non-GAAP Financial Measures.”

Factors Affecting Our Performance

COVID-19

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 has spread across the globe and has impacted economic activity worldwide.

The ultimate impact of COVID-19 on the Company’s results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020—The effects of the ongoing COVID-19 pandemic and other sustained adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition” for further discussion of the potential impacts of the COVID-19 pandemic on our business.

Attract, Retain and Grow our Customer Base

Our recent growth has been driven by expanding the use of our platform by our existing customers as well as adding new customers. We believe that our customers value our solutions, as our average revenue ex-TAC per Active Customer for the twelve months ended March 31, 2021 was $428,000, an increase of $9,000 or 2.1%, compared to the twelve months ended December 31, 2020 and an increase of $28,000 or 7.0%, compared to twelve months ended March 31, 2020. The number of Active Customers increased by 2 customers or 0.8%, from the twelve months ended December 31, 2020 compared to the twelve months ended March 31, 2021 and decreased by 3 customers or 1.1%, from the twelve months ended March 31, 2020 to the twelve months ended March 31, 2021. We review changes in the use of our platform as represented by changes in aggregate spend on the platform as a metric of customer engagement. Platform spend increased by 8.8% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. For a detailed discussion of our key operating metrics including the definition of Active Customers, see “—Key Operating and Financial Performance Metrics—Use of Non-GAAP Financial Measures.”

We continue to add functionality to our platform to encourage our customers to increase their usage of our platform. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across channels, we believe that we are well positioned to capture the increase in programmatic budgets. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our Adelphic platform and highlight the advantages of our people-based framework as cookie-based options become increasingly limited. As a result, future revenue growth depends upon our ability to retain our existing customers and increase their use of our platform as well as add new customers.

Investment in Growth

We believe that the advertising market is in the early stages of a secular shift towards programmatic advertising. We plan to invest for long-term growth. We anticipate that our operating expenses will increase significantly in the foreseeable future as we invest in platform operations and technology and development to enhance our product capabilities, including identity resolution and the integration of new advertising channels, and in sales and marketing to acquire new customers and increase our customers’ use of our platform. We believe that these investments will contribute to our long-term growth, although they may have a negative impact on our profitability in the near-term.

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

Results of Operations

The following tables set forth our consolidated results of operations, our consolidated results of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$40,144	$38,160
Operating expenses(1):
Platform operations	24,344	23,603
Sales and marketing	14,185	7,130
Technology and development	5,900	2,150
General and administrative	10,420	4,656
Total operating expenses	54,849	37,539
Income (loss) from operations	(14,705)	621
Total other expense, net	165	292
Net income (loss)	(14,870)	329
Less: Net loss attributable to noncontrolling interests	(11,766)	—
Net income (loss) attributable to Viant Technology Inc.	$(3,104)	$329

	Three Months Ended March 31,
	2021	2020
	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Operating expenses:
Platform operations	61%	62%
Sales and marketing	35%	19%
Technology and development	15%	6%
General and administrative	26%	12%
Total operating expenses	137%	98%
Income (loss) from operations	(37)%	2%
Total other expense, net	0%	1%
Net income (loss)	(37)%	1%
Less: Net loss attributable to noncontrolling interests	(29)%	—
Net income (loss) attributable to Viant Technology Inc.	(8)%	1%

*	Percentages may not sum due to rounding
(1)	Stock-based compensation, depreciation, and amortization included above were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Stock-based compensation:
Platform operations	$3,161	$—
Sales and marketing	6,813	—
Technology and development	2,939	—
General and administrative	4,177	—
Total stock-based compensation	$17,090	$—

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Depreciation:
Platform operations	$1,578	$1,762
Sales and marketing	—	—
Technology and development	381	401
General and administrative	161	144
Total depreciation	$2,120	$2,307

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Amortization:
Platform operations	$175	$175
Sales and marketing	—	—
Technology and development	—	—
General and administrative	132	132
Total amortization	$307	$307

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Revenue	$40,144	$38,160	$1,984	5%

Revenue increased by $2.0 million, or 5% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Despite ongoing adverse impacts of the COVID-19 pandemic, we have continued to experience increased customer usage of our platform, particularly in the percentage of spend pricing option, and continuing demand for our people-based advertising products and services. Platform spend increased by 9% in the comparative period.

Platform Operations

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Traffic acquisition costs	$13,403	$14,819	$(1,416)	(10%)
Other platform operations	10,941	8,784	2,157	25%
Total platform operations	$24,344	$23,603	$741	3%
Platform operations as a percentage of revenue	61%	62%

Platform operations expense increased by $0.7 million, or 3%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This is comprised of a $1.4 million decrease in traffic acquisition costs (“TAC”), which is a variable function of revenue associated with our fixed CPM pricing option, offset by a $2.2 million increase in other platform operations expense. The increase in other platform operations is primarily driven by a $3.2 million increase in stock-based compensation related to our 2021 LTIP, partially offset by a decrease of $0.8 million in cloud costs due to continued efforts to increase cloud infrastructure efficiencies and a decrease of $0.2 million in depreciation.

Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Sales and marketing	$14,185	$7,130	$7,055	99%
Percentage of revenue	35%	19%

Sales and marketing expense increased by $7.1 million, or 99%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in sales and marketing expense was primarily due to a $6.8 million increase in stock-based compensation related to our 2021 LTIP, a $0.4 million increase in the amount of overhead allocated to sales and marketing as a result of the departments’ headcount increasing and becoming a larger percentage of total headcount, a $0.2 increase in advertising, partially offset by a $0.4 million decrease in travel and entertainment as a result of the COVID-19 pandemic.

Technology and Development

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Technology and development	$5,900	$2,150	$3,750	174%
Percentage of revenue	15%	6%

Technology and development expense increased by $3.8 million, or 174%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in technology and development expense was primarily attributable to a $2.9 million increase in stock-based compensation related to our 2021 LTIP and an $0.8 million increase in personnel costs as a result of an increase in headcount to support our continued investment in developed technology.

General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
General and administrative	$10,420	$4,656	$5,764	124%
Percentage of revenue	26%	12%

General and administrative expense increased by $5.8 million, or 124%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in general and administrative expense was primarily attributable to a $4.2 million increase in stock-based compensation related to our 2021 LTIP, a $1.1 million increase in insurance and accounting expenses associated with the IPO, a $0.5 million increase in personnel costs due to the increase in headcount and a $0.3 million increase in recruiting expenses, partially offset by a $0.3 decrease in travel and entertainment due to the COVID-19 pandemic.

Total Other Expense, Net

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Total other expense, net	$165	$292	$(127)	(43%)
Percentage of revenue	0.4%	1%

Total other expense, net decreased by $0.1 million, or 43%, during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in total other expense, net was primarily due to a $0.1 million decrease in interest expense as a result of lower interest rates on borrowings under our revolving credit facility.

Key Operating and Financial Performance Metrics

Use of Non-GAAP Financial Measures

We monitor the key operating and financial performance metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. This Quarterly Report includes financial measures defined as non-GAAP financial measures by the SEC. These non-GAAP measures include revenue ex-TAC, Adjusted EBITDA, non-GAAP net income (loss), and non-GAAP earnings (loss) per share, which are discussed immediately following the table below, along with the operational performance measure Active Customers. These measures are not calculated in accordance with GAAP.

	Three Months Ended March 31,
	2021	2020	Change (%)
	(in thousands, except for percentages, per share data and number of customers)
Operating and Financial Performance Metrics
Revenue ex-TAC	$26,741	$23,341	15%
Adjusted EBITDA	$4,882	$3,224	51%
Adjusted EBITDA as a percentage of revenue ex-TAC	18%	14%
Non-GAAP net income	$2,164	$329	558%
Non-GAAP earnings (loss) per share—basic(1)	$0.01	N/A	N/A
Non-GAAP earnings (loss) per share—diluted(1)	$0.01	N/A	N/A
Number of Active Customers(2)	266	269	(1%)
Average revenue ex-TAC per Active Customer(2)	$428	$400	7%

(1)Non-GAAP earnings (loss) per share was not adjusted for the prior comparative period presented. For discussion on why the prior period was not adjusted, see “—Non-GAAP Earnings (loss) per Share.”

(2)We define an Active Customer as a customer that had total aggregate revenue ex-TAC of at least $5,000 through our platform during the previous twelve months. We define average revenue ex-TAC per Active Customer as revenue ex-TAC for the trailing twelve month period presented divided by Active Customers. For a detailed discussion of average revenue ex-TAC per Active Customer and Active Customers, see “—Number of Active Customers and Average Revenue ex-TAC per Active Customer.”

Revenue ex-TAC

Revenue ex-TAC is a non-GAAP financial measure. Gross profit is the most comparable GAAP measurement, which is calculated as revenue less platform operations. In calculating revenue ex-TAC, we add back other platform operations expense to gross profit. Revenue ex-TAC is a key profitability measure used by our management and board of directors to understand and evaluate our operating performance and trends, develop short-and long-term operational plans and make strategic decisions regarding the allocation of capital. In particular, we believe that revenue ex-TAC can provide a measure of period-to-period comparisons for all pricing options within our business. Accordingly, we believe that this measure provides information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents the calculation of gross profit and reconciliation of gross profit to revenue ex-TAC for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$40,144	$38,160
Less: Platform operations	(24,344)	(23,603)
Gross profit	15,800	14,557
Add back: Other platform operations	10,941	8,784
Revenue ex-TAC	$26,741	$23,341

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss), the most comparable GAAP measurement, before interest expense, net, depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges and transaction expenses.

Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue ex-TAC are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a measure for period-to-period comparisons of our business. Adjusted EBITDA as a percentage of our non-GAAP metric, revenue ex-TAC, is used by our management and board of directors to evaluate Adjusted EBITDA relative to our profitability after costs that are directly variable to revenues, which comprise traffic acquisition costs. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue ex-TAC provides information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of Adjusted EBITDA and Adjusted EBITDA as a percentage of revenue ex-TAC has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these potential limitations include:

•

other companies, including companies in our industry which have similar business arrangements, may report Adjusted EBITDA or Adjusted EBITDA as a percentage of revenue ex-TAC, or similarly titled measures but calculate them differently, which reduces their usefulness as comparative measures; and

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or the potentially dilutive impact of stock-based compensation.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenue, net income (loss) and cash flows. The following table presents the reconciliation of net income (loss) to Adjusted EBITDA for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income (loss)	$(14,870)	$329
Add back:
Interest expense, net	235	281
Depreciation and amortization	2,427	2,614
Stock-based compensation	17,090	—
Adjusted EBITDA	$4,882	$3,224

The following table presents the reconciliation of net income as a percentage of gross profit to Adjusted EBITDA as a percentage of revenue ex-TAC for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except for percentages)
Gross profit	$15,800	$14,557
Net income (loss)	$(14,870)	$329
Net income (loss) as a percentage of gross profit(1)	N/M	2%
Revenue ex-TAC(2)	$26,741	$23,341
Adjusted EBITDA(3)	$4,882	$3,224
Adjusted EBITDA as a percentage of revenue ex-TAC	18%	14%

(1)Management believes that net loss as a percentage of gross profit for the current period presented is not comparable to the prior year period presented due to the impact of stock-based compensation recognized in the current period.

(2)For a reconciliation of revenue ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Revenue ex-TAC.”

(3)For a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP, see “—Adjusted EBITDA.”

Non-GAAP Net Income (Loss)

Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss), the most comparable GAAP measurement, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges and transaction expenses. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Our use of non-GAAP net income (loss) has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry which have similar business arrangements, may define non-GAAP net income (loss) differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.

The following table presents the reconciliation of net loss to non-GAAP net income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income (loss)	$(14,870)	$329
Add back: Stock-based compensation	17,090	—
Add: Income tax expense attributable to Viant Technology Inc.	(56)	—
Non-GAAP net income	$2,164	$329

Non-GAAP Earnings (loss) per Share

Non-GAAP earnings (loss) per share is a non-GAAP financial measure defined by us as earnings (loss) per share, the most comparable GAAP measurement, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges and transaction expenses. Non-GAAP earnings (loss) per share is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Our use of Non-GAAP earnings (loss) per share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these potential limitations include:

•

other companies, including companies in our industry which have similar business arrangements, may report non-GAAP earnings (loss) per share or similarly titled measures, but calculate them differently, which reduces their usefulness as comparative measures; and

•

although the stock-based compensation related to the 2021 LTIP referred to above is non-cash in nature, non-GAAP earnings (loss) per share does not reflect its impact on net income (loss) attributable to all common shareholders.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including earnings (loss) per share. The following table presents the reconciliation of earnings (loss) per share to non-GAAP earnings (loss) per share for the three months ended March 31, 2021. Earnings (loss) per share was not adjusted for any other periods presented as there was no stock-based compensation in those periods.

	Three Months Ended
	March 31, 2021
			Non-GAAP
	(Loss) per		Earnings
	Share	Adjustments	per Share
	(in thousands, except share data)
Numerator
Net income (loss)	$(14,870)	$—	$(14,870)
Adjustments:
Add back: Stock-based compensation	—	17,090	17,090
Less: Income tax effect related to Viant Technology Inc.'s share of adjustments (1)	—	(56)	(56)
Non-GAAP net income (loss)	(14,870)	17,034	2,164
Less: Net income (loss) attributable to noncontrolling interests (2)	(11,766)	13,758	1,992
Net income (loss) attributable to Viant Technology Inc.	$(3,104)	$3,276	$172
Denominator
Weighted-average shares of Class A common stock outstanding—basic	11,500	—	11,500
Effect of dilutive securities:
Restricted stock units	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	11,500	—	11,500

Earnings (loss) per share of Class A common stock—basic	$(0.27)	$0.28	$0.01
Earnings (loss) per share of Class A common stock—diluted	$(0.27)	$0.28	$0.01
(1)

The estimated income tax effect of the Company’s share of non-GAAP reconciling items are calculated using an assumed blended tax rate of 24%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.

(2)

The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation attributed to the noncontrolling interests of the Company outstanding during the period.

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

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $246.6 million and working capital, consisting of current assets less current liabilities, of $253.3 million. We believe our existing cash, cash flow from operations, and undrawn availability under our credit facility will be sufficient to meet our working capital requirements for at least the next 12 months.

The Company is a holding company with no operations of its own and is dependent on distributions from Viant Technology LLC, including payments under the Tax Receivable Agreement, to pay its taxes and other expenses. The Loan Agreement, as defined below, imposes, and any future credit facilities may impose, limitations on the ability of Viant Technology LLC or the Company to pay dividends to third parties.

Revolving Credit Facility

On October 31, 2019, we entered into an asset-based revolving credit and security agreement with PNC Bank (the “Loan Agreement”). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of October 31, 2024. The Loan Agreement is collateralized by security interests in substantially all of our assets.

Advances under the Loan Agreement bear interest through maturity at a variable rate based upon our selection of either, a Domestic Rate or a LIBOR Rate, plus an applicable margin (“Domestic Rate Loans” and “LIBOR Rate Loans”). The Domestic Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. The effective weighted average interest rate as of March 31, 2021 was 3.63%. The applicable margin commencing January 1, 2021 is between 1.50% to 2.25% for Domestic Rate Loans and between 3.50% and 4.25% for LIBOR Rate Loans based on maintaining certain undrawn availability ratios. The facility fee for undrawn amounts under the Loan Agreement is 0.375% per annum. We will also be required to pay customary letter of credit fees, as necessary.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 1.40 to 1.00 at any time undrawn availability under the Loan Agreement is less than 25%. As of March 31, 2021, we are in compliance with all covenants.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$14,763	$3,507
Cash flows used in investing activities	(2,060)	(1,937)
Cash flows provided by financing activities	224,253	—
Increase in cash	$236,956	$1,570

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

During the three months ended March 31, 2021, cash provided by operating activities of $14.8 million resulted primarily from a net loss of $14.9 million offset by noncash add back adjustments to net loss of $17.1 million for stock-based compensation, $2.4 million for depreciation and amortization, $0.2 million in recovery of doubtful accounts and an increase in net working capital (excluding deferred revenue and other liabilities) of $12.2 million, a decrease in deferred revenue of $0.5 million and a decrease in other liabilities of $1.4 million.

During the three months ended March 31, 2020, cash provided by operating activities of $3.5 million resulted primarily from net income of $0.3 million, noncash add back adjustments to net income of $2.6 million for depreciation and amortization and an increase in net working capital (excluding deferred revenue and other liabilities) of $2.8 million, offset by a decrease in deferred revenue of $0.8 million and a decrease in other liabilities of $1.3 million.

Investing Activities

Our primary investing activities have consisted of capital expenditures to develop our software in support of enhancing our technology platform and purchases of property and equipment in support of our expanding headcount as a result of our growth. We capitalize certain costs associated with creating and enhancing internally developed software related to our technology infrastructure that are recorded within property, equipment and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to software development projects. Purchases of property and equipment and capitalized software development costs may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and our software development cycles. As a result of the anticipated growth of our business in future periods, we expect our capital expenditures and our investment activity to continue to increase.

During the three months ended March 31, 2021 and 2020, cash used in investing activities of $2.1 million and $1.9 million, respectively, resulted primarily from investments in capitalized software development costs.

Financing Activities

Our financing activities consisted primarily of proceeds from issuances of our equity in connection with out IPO, partially offset by payments of offering costs associated with the issuances of equity and payments of member tax distributions. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and rapid growth.

During the three months ended March 31, 2021, cash provided by financing activities of $224.3 million resulted primarily from $232.5 million of IPO proceeds, net of underwriting discounts, partially offset by payments of $1.4 million in related offering costs and $6.8 million in payments of member tax distributions.

During the three months ended March 31, 2020, there was no cash used in or provided by financing activities.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements as of March 31, 2021 other than operating leases and the indemnification agreements described in Note 12 to our condensed consolidated financial statements.

Contractual Obligations

Our principal commitments consist of our debt obligations and non-cancelable leases for our various office facilities. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

We have made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and thus, there are no claims that we are aware of that could have a material effect on our condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of March 31, 2021.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, stock-based compensation, income taxes, allowances for doubtful accounts, the useful lives of capitalized software development costs and other property, equipment and software, assumptions used in the impairment analyses of long-lived assets and goodwill, deferred revenue, accrued liabilities and assumptions used in the fair valuation of equity-based payment arrangements have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

For additional information regarding stock-based compensation, income taxes and tax receivable agreement, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies.

Recently Issued Accounting Pronouncements

For information regarding recently issued accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the three months ended March 31, 2021, there have been no material changes in our exposure to market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarter ended March 31, 2021. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not currently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending any such proceeding is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2021)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viant Technology Inc.

Date: May 14, 2021	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman

Date: May 14, 2021	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer