Form 10-Q
period 2021-06-30
Viant Technology Inc.
filed 2021-08-13
CIK 1828791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021 there were 12,819,561 shares and 47,435,559 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share/unit data)

	As of June 30,	As of December 31,
	2021	2020
Assets
Current assets:
Cash	$252,271	$9,629
Accounts receivable, net of allowances	63,747	89,767
Prepaid expenses and other current assets	4,219	4,487
Total current assets	320,237	103,883
Property, equipment, and software, net	20,946	13,829
Intangible assets, net	2,400	3,015
Goodwill	12,422	12,422
Other assets	373	371
Total assets	$356,378	$133,520
Liabilities, convertible preferred units and stockholders' equity/members' equity
Liabilities
Current liabilities:
Accounts payable	$24,537	$29,763
Accrued liabilities	19,440	24,677
Accrued compensation	7,880	9,711
Current portion of long-term debt	—	3,353
Current portion of deferred revenue	1,637	2,725
Accrued member tax distributions	192	6,878
Other current liabilities	2,118	2,549
Total current liabilities	55,804	79,656
Long-term debt	17,500	20,182
Long-term portion of deferred revenue	5,617	5,612
Other long-term liabilities	405	453
Total liabilities	79,326	105,903
Commitments and contingencies (Note 12)
Convertible preferred units
2019 convertible preferred units, no par value; none issued and outstanding as of June 30, 2021 and 600,000 units authorized, issued and outstanding as of December 31, 2020; liquidation preference $5,444 as of December 31, 2020	—	7,500
Members' equity
Common units, no par value; none issued and outstanding as of June 30, 2021 and 400,000 units authorized, issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	—	92,187
Accumulated deficit	—	(72,070)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2021	—	—
Class A common stock, $0.001 par value; 450,000,000 shares authorized and 11,500,000 shares issued and outstanding as of June 30, 2021	12	—
Class B common stock, $0.001 par value; 150,000,000 shares authorized and 47,435,559 shares issued and outstanding as of June 30, 2021	47	—
Additional paid-in capital	102,040	—
Accumulated deficit	(6,759)	—
Total stockholders' equity attributable to Viant Technology Inc./members' equity	95,340	20,117
Noncontrolling interests	181,712	—
Total equity	277,052	20,117
Total liabilities, convertible preferred units and stockholders' equity/members' equity	$356,378	$133,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share/unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$50,411	$30,425	$90,555	$68,585
Operating expenses:
Platform operations	31,715	18,589	56,059	42,192
Sales and marketing	20,553	5,742	34,738	12,872
Technology and development	8,031	1,984	13,931	4,134
General and administrative	14,075	3,891	24,495	8,547
Total operating expenses	74,374	30,206	129,223	67,745
Income (loss) from operations	(23,963)	219	(38,668)	840
Interest expense, net	241	244	476	525
Other expense (income), net	1	5	(68)	16
Gain on extinguishment of debt	(6,110)	—	(6,110)	—
Total other expense (income), net	(5,868)	249	(5,702)	541
Net income (loss)	(18,095)	(30)	(32,966)	299
Less: Net loss attributable to noncontrolling interests	(14,440)	—	(26,206)	—
Net income (loss) attributable to Viant Technology Inc.	$(3,655)	$(30)	$(6,760)	$299
Earnings (loss) per Class A common stock/unit:
Basic	$(0.32)	$(0.08)	$(0.59)	$0.30
Diluted	$(0.32)	$(0.08)	$(0.59)	$0.30
Weighted-average Class A common stock/units outstanding:
Basic	11,500	400	11,500	400
Diluted	11,500	400	11,500	1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED UNITS AND EQUITY

(In thousands)

(Unaudited)

	Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Members'	Noncontrolling	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Interests	Equity
Balance as of December 31, 2020	600	$7,500	400	$—	—	$—	—	$—	$—	$—	$20,117	$—	$20,117
Net income prior to Reorganization Transactions											669		669
Effect of Reorganization Transactions	(600)	(7,500)	(400)	—			48,936	49	28,237		(20,786)		7,500
Issuance of Class A common stock in initial public offering, net of underwriting and offering costs					11,500	12	(1,500)	(2)	228,175				228,185
Allocation of equity to noncontrolling interests									(208,587)			208,587	—
Accrued member tax distributions									75				75
Stock-based compensation									19,756				19,756
Net loss subsequent to Reorganization Transactions										(3,104)		(12,435)	(15,539)
Balance as of March 31, 2021	—	$—	—	$—	11,500	$12	47,436	$47	$67,656	$(3,104)	$—	$196,152	$260,763
Accrued member tax distributions									(192)				(192)
Stock-based compensation									34,576				34,576
Net loss										(3,655)		(14,440)	(18,095)
Balance as of June 30, 2021	—	$—	—	$—	11,500	$12	47,436	$47	$102,040	$(6,759)	$—	$181,712	$277,052

	Convertible Preferred Units		Common Units		Additional Paid-In	Accumulated	Total Members'
	Units	Amount	Units	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	600	$7,500	400	$—	$92,187	$(76,982)	$15,205
Accrued member tax distributions						(390)	(390)
Net income						329	329
Balance as of March 31, 2020	600	$7,500	400	$—	$92,187	$(77,043)	$15,144
Accrued member tax distributions						(356)	(356)
Net loss						(30)	(30)
Balance as of June 30, 2020	600	$7,500	400	$—	$92,187	$(77,429)	$14,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(32,966)	$299
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,051	5,154
Stock-based compensation	46,777	—
Recovery of doubtful accounts	(200)	(140)
Loss on disposal of assets	8	—
Gain on extinguishment of debt	(6,110)	—
Changes in operating assets and liabilities:
Accounts receivable	26,220	16,307
Prepaid expenses and other assets	(1,753)	(13)
Accounts payable	(5,126)	2,204
Accrued liabilities	(4,939)	(9,122)
Accrued compensation	(1,831)	(1,012)
Deferred revenue	(1,082)	(958)
Other liabilities	(478)	(1,176)
Net cash provided by operating activities	23,571	11,543
Cash flows from investing activities:
Purchases of property and equipment	(266)	(159)
Capitalized software development costs	(3,750)	(3,678)
Net cash used in investing activities	(4,016)	(3,837)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program Loan	—	6,035
Proceeds from issuance of common stock, net of underwriting discounts	232,500	—
Payment of member tax distributions	(6,805)	—
Payment of offering costs	(2,608)	—
Net cash provided by financing activities	223,087	6,035
Net increase in cash	242,642	13,741
Cash at beginning of period	9,629	4,815
Cash at end of period	$252,271	$18,556
Supplemental disclosure of cash flow information:
Cash paid for interest	$360	$650
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	7,556	—
Accrued member tax distributions	192	2,445
Capitalized assets financed by accounts payable and accrued liabilities	215	97
Noncash gain on extinguishment of debt related to Paycheck Protection Program loan	6,110	—

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

•

The Class B stockholders and Class A stockholders initially had 80.5% and 19.5%, respectively, of the combined voting power of the Company’s common stock. The Class A common stock outstanding will represent 100% of the rights of the holders of all classes of the Company’s outstanding common stock to share in distributions from the Company, except for the right of Class B stockholders to receive the par value of the Class B common stock upon our liquidation, dissolution or winding up or an exchange of Class B units.

•	The Company entered into a Registration Rights Agreement with the Class B stockholders to provide for certain rights and restrictions after the IPO; and
•

The 2020 Equity Based Incentive Compensation Plan (the “Phantom Unit Plan”) under Viant Technology LLC, was terminated and replaced in conjunction with the adoption of the Company’s 2021 Long Term Incentive Plan (the “LTIP”)

Immediately following the closing of the IPO, Viant Technology LLC is the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its equity interest in Viant Technology LLC. As the sole managing member of Viant Technology LLC, the Company operates and controls all of the business and affairs of Viant Technology LLC. The Reorganization Transactions are accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of the Company recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of Viant Technology LLC. The Company will consolidate Viant Technology LLC on its condensed consolidated financial statements and record a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheet and statement of operations.

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

Viant Technology LLC has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the IPO and the related organizational transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2020 through February 11, 2021 presented in the condensed consolidated financial statements and notes to condensed consolidated financial statements herein represent the historical operations of Viant Technology LLC. The amounts as of June 30, 2021 and for the period from February 12, 2021 reflect the consolidated operations of the Company.

Management believes that the accompanying condensed consolidated financial statements reflect all adjustments necessary for the fair statement of its condensed consolidated balance sheet as of June 30, 2021, results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2020.

The condensed consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

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

As of June 30, 2021, the impact of the COVID-19 pandemic on our business continues to evolve. As a result, many of our estimates and assumptions consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and debt. The carrying amounts of the Company’s current financial assets and current financial liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Stock-Based Compensation

Stock-based compensation relates to equity awards granted under the Company’s 2021 LTIP, which is measured and recognized in the condensed consolidated financial statements based on the fair value of the equity awards granted. Since inception of the 2021 LTIP, the Company has only granted restricted stock units (“RSUs”) and nonqualified stock options. The fair value of RSUs is calculated using the closing market price of the Company’s common stock on the date of grant. The fair value of non-qualified stock options is estimated using the Black Scholes option pricing model. The Black Scholes option pricing model is impacted by the fair value of the Company’s common stock, as well as changes in certain assumptions, including but not limited to, the expected common stock price volatility over the term of the nonqualified stock options, the expected term of the nonqualified stock options, the risk-free interest rate, and the expected dividend yield.

A portion of RSUs granted as of June 30, 2021 to certain employees and board members, pursuant to the 2021 LTIP, will vest upon expiration of the 180 day IPO lock-up period and the remainder of RSUs and nonqualified stock options will vest through the applicable vesting dates, subject to continued employment for employee grants. RSUs awarded to board members will vest quarterly and annually through the applicable vesting dates.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the earnings (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding. The Company’s RSUs, nonqualified stock options and shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of RSUs, nonqualified stock options and Class B common stock under the two-class method has not been presented.

Diluted earnings (loss) per share adjusts the basic earnings (loss) per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs, and nonqualified stock options are considered potentially dilutive shares of Class A common stock; however, related amounts have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted method.

Earnings (Loss) Per Unit

Basic earnings (loss) per unit is calculated by dividing the earnings (loss) attributable to common unitholders by the number of weighted-average common units outstanding. The Company applies the two-class method to allocate earnings between common and convertible preferred units.

Diluted earnings (loss) per unit adjusts the basic earnings (loss) per unit attributable to common unitholders and the weighted-average number of units of common units outstanding for the potential dilutive impact of common units, using the treasury-stock method, and convertible preferred units using the if-converted method. Diluted earnings (loss) per unit considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common units would have an anti-dilutive effect.

Accounts Receivable, Net of Allowances

The following table presents changes in the allowance for doubtful accounts for the three and six months ended June 30, 2021:

(in thousands)
Balance as of December 31, 2020	$335
Recovery of doubtful accounts	(194)
Write-offs, net of recoveries	(126)
Balance as of March 31, 2021	$15
Recovery of doubtful accounts	(6)
Write-offs, net of recoveries	(1)
Balance as of June 30, 2021	$8

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

As of June 30, 2021, no individual customers accounted for 10% of consolidated accounts receivable. As of December 31, 2020, one individual customer accounted for 13.7% of consolidated accounts receivable. For the three months ended June 30, 2021, no individual customers accounted for more than 10% of consolidated revenue. For the three months ended June 30, 2020, two individual customers accounted 13.8% and 12.8% of consolidated revenue, respectively. For the three months ended June 30, 2021, two advertising agency holding companies accounted for 14.7% and 10.0% of consolidated revenue, respectively. For the three months ended June 30, 2020, two advertising agency holding companies accounted for 16.4% and 16.2% of consolidated revenue, respectively. For the six months ended June 30, 2021, one individual customer accounted for 11.3% of consolidated revenue. For the six months ended June 30, 2020, no individual customers accounted for more than 10% of consolidated revenue. For the six months ended June 30, 2021, one advertising agency holding company accounted for 14.2% of consolidated revenue. For the six months ended June 30, 2020, two advertising agency holding companies accounted for 14.9% and 12.3% of consolidated revenue, respectively. As of June 30, 2021, one individual supplier accounted for 16.4% of consolidated accounts payable and accrued liabilities. As of December 31, 2020, three suppliers accounted for 15.5%, 11.5%, and 10.9% of consolidated accounts payable and accrued liabilities, respectively.

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

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The Company calculates the liability under the TRA using a TRA model, which includes an assumption related to the fair market value of assets. The payment obligations under the TRA are obligations of Viant Technology Inc. and not of Viant Technology LLC. Payments are generally due under the TRA within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of the Secured Overnight Financing Rate plus 500 basis points from the due date (without extensions) of such tax return.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. In March 2019, the FASB issued ASU No. 2019-01 which made further targeted improvements including clarification regarding the determination of fair value of lease assets and liabilities and statement of cash flows and presentation guidance. In June 2020, FASB issued ASU 2020-05, which extended the effective date of this guidance for non-public entities to fiscal years beginning after December 15, 2021. As a part of the Company’s election under the JOBS Act, the guidance is effective for the Company’s annual reporting period beginning after December 15, 2021 and interim reporting periods within the annual period beginning after December 15, 2022. The Company is currently assessing the impact this guidance will have on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2022 and interim reporting periods within that annual reporting period. The Company does not expect the adoption of this ASU to have a material impact on the condensed consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which updates various codification topics by clarifying disclosure requirements to align with the SEC's regulations. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2021 and interim reporting periods within the annual period beginning after December 15, 2022. The Company is currently assessing the impact this guidance will have on the condensed consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The purpose of ASU 2021-04 is to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The ASU requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. In accordance with ASU 2021-04, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2021 and interim reporting periods within that annual reporting period. The Company is currently assessing the impact this guidance will have on the condensed consolidated financial statements.

Recent Adopted Accounting Pronouncements

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

3. Revenue

The disaggregation of revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Over-time revenue	$1,105	$1,071	$2,209	$2,343
Point-in-time revenue	49,306	29,354	88,346	66,242
Total revenue	$50,411	$30,425	$90,555	$68,585

Remaining performance obligations for contracts with an original expected duration of greater than one year amounted to $7.3 million and $9.2 million as of June 30, 2021 and December 31, 2020, respectively, which primarily relate to deferred revenue and analytic services. As of June 30, 2021 and December 31, 2020, $1.6 million and $3.6 million, respectively, is expected to be recognized within one year, with the remaining amounts expected to be recognized thereafter.

During the six months ended June 30, 2021, we recognized $1.1 million of revenue related to amounts that were included in deferred revenue as of December 31, 2020. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded in the current portion of deferred revenue and the remaining amount is recorded as non-current portion of deferred revenue within the condensed consolidated balance sheets.

4. Property, Equipment and Software, Net

Major classes of property, equipment and software were as follows:

	As of June 30,	As of December 31,
	2021	2020
	(in thousands)
Capitalized software development costs	$54,933	$43,627
Computer equipment	1,794	1,575
Purchased software	32	32
Furniture, fixtures and office equipment	1,097	1,087
Leasehold improvements	2,125	2,115
Total property, equipment and software	59,981	48,436
Less: Accumulated depreciation	(39,035)	(34,607)
Total property, equipment and software, net	$20,946	$13,829

Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Platform operations	$1,766	$1,678	$3,344	$3,440
Sales and marketing	—	—	—	—
Technology and development	383	402	763	803
General and administrative	168	153	330	297
Total	$2,317	$2,233	$4,437	$4,540

For the three months ended June 30, 2021 and 2020, total interest cost incurred was $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2021 and 2020, total interest cost incurred was $0.5 million and $0.6 million, respectively. Interest costs capitalized during the three and six months ended June 30, 2021 and 2020 were de minimis.

5. Intangible Assets, Net

The balances of intangibles assets and accumulated amortization are as follows:

	As of June 30, 2021
	Remaining Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Developed technology	1.6	$4,927	$(3,819)	$1,108
Customer relationships	2.6	2,300	(1,451)	849
Trademarks/tradenames	4.0	1,400	(957)	443
Total		$8,627	$(6,227)	$2,400

	As of December 31, 2020
	Remaining Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Developed technology	2.1	$4,927	$(3,469)	$1,458
Customer relationships	3.1	2,300	(1,287)	1,013
Trademarks/tradenames	4.2	1,400	(856)	544
Total		$8,627	$(5,612)	$3,015

Amortization recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Platform operations	$175	$175	$350	$350
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	132	132	264	264
Total	$307	$307	$614	$614

Estimated future amortization of intangible assets as of June 30, 2021 is as follows:

As of June 30, 2021
Year	(in thousands)
Remainder of 2021	$615
2022	1,119
2023	467
2024	107
2025	80
Thereafter	12
Total	$2,400

6. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
	(in thousands)
Accrued traffic acquisition costs	$17,276	$22,667
Other accrued liabilities	2,164	2,010
Total accrued liabilities	$19,440	$24,677

7. Long-Term Debt and Revolving Credit Facility

The Company’s debt and revolving credit facilities consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
	(in thousands)
Revolving credit facility	$17,500	$17,500
Paycheck Protection Program Loan	—	6,035
Total debt	17,500	23,535
Less: Current portion of long-term debt	—	(3,353)
Total long-term debt	$17,500	$20,182

As of December 31, 2020, the current portion of long-term debt related to the Paycheck Protection Program (“PPP”) Loan. The carrying value of the revolving credit facility as of June 30, 2021 and December 31, 2020 approximated its fair value as the interest rate is variable and approximates prevailing market interest rates for similar debt arrangements. The carrying value of the PPP Loan as of December 31, 2020 approximated its fair value which was estimated using quoted market prices, based on estimated incremental borrowing rates for similar types of borrowing arrangements.

PPP Loan

On April 14, 2020, the Company received the proceeds from a loan in the amount of approximately $6.0 million (the “PPP Loan”) from PNC Bank, as lender, pursuant to the PPP of the Coronavirus Aid, Relief, and Economic Security Act. The Company accounted for the PPP Loan as a financial liability in accordance with ASC Topic 470, Debt. Accordingly, the PPP Loan was recognized within long-term debt and current portion of long-term debt in the Company’s consolidated balance sheet and the related accrued interest was included within accrued liabilities in the Company’s consolidated balance sheet as of December 31, 2020. In June 2021, the Company received notice of forgiveness of the PPP Loan in whole, including all accrued unpaid interest. The Company recorded the forgiveness of approximately $6.0 million of principal and $0.1 million of accrued interest, which is included in gain on extinguishment of debt on the condensed consolidated statements of operations for the three and six months ended June 30, 2021.

Revolving Credit Facility

On October 31, 2019, we entered into an asset-based revolving credit and security agreement with PNC Bank (the “Loan Agreement”). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of October 31, 2024. The Loan Agreement is collateralized by security interests in substantially all of our assets.

Advances under the Loan Agreement bear interest through maturity at a variable rate based upon our selection of either a Domestic Rate or a LIBOR Rate, plus an applicable margin (“Domestic Rate Loans” and “LIBOR Rate Loans”). The Domestic Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. The effective weighted average interest rate for the three and six months ended June 30, 2021 was 3.61% and 3.64%, respectively. The applicable margin commencing January 1, 2021 is between 1.50% to 2.25% for Domestic Rate Loans and between 3.50% and 4.25% for LIBOR Rate Loans based on maintaining certain undrawn availability ratios. The facility fee for undrawn amounts under the Loan Agreement is 0.375% per annum. We will also be required to pay customary letter of credit fees, as necessary.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 1.40 to 1.00 at any time undrawn availability under the Loan Agreement is less than 25%. As of June 30, 2021, we are in compliance with all covenants.

8. Stock-Based Compensation

In connection with the IPO, which occurred on February 12, 2021, the Phantom Unit Plan was replaced by the 2021 LTIP.  On February 12, 2021, 6.2 million RSUs were granted under the Company’s 2021 LTIP. The Company is authorized to grant RSUs, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance stock awards under its 2021 LTIP. As of June 30, 2021, the Company has currently only granted RSUs and nonqualified stock options. Under the Company’s 2021 LTIP, 5.6 million shares remained available for grant as of June 30, 2021.

Stock-Based Compensation

Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Platform operations	$5,540	$—	$8,701	$—
Sales and marketing	11,914	—	18,727	—
Technology and development	5,029	—	7,968	—
General and administrative	7,203	—	11,381	—
Total	$29,686	$—	$46,777	$—

RSUs

The following summarizes RSU activity:

	Number of Shares
	(in thousands)	Weighted-Average Grant-Date Fair Value
RSUs outstanding as of December 31, 2020	—	$—
Granted	6,208	25.00
Vested	—	—
Canceled/forfeited	(26)	25.00
RSUs outstanding as of March 31, 2021	6,182	25.00
Granted	66	26.10
Vested	—	—
Canceled/forfeited	(64)	25.01
RSUs outstanding as of June 30, 2021	6,184	$25.01

As of June 30, 2021, the Company had unrecognized stock-based compensation relating to RSUs of approximately $100.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Nonqualified Stock Options

The following summarizes nonqualified stock option activity:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding as of December 31, 2020	—	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
Options outstanding as of March 31, 2021	—	—
Granted	67	26.09
Exercised	—	—
Canceled	—	—
Expired	—	—
Options outstanding as of June 30, 2021	67	$26.09	9.9	$250

The weighted-average grant-date fair value of the nonqualified stock options granted during the three and six months ended June 30, 2021 was $13.04. As of June 30, 2021, there were no nonqualified stock options vested or exercisable. The Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $0.8 million, which is expected to be recognized over a weighted-average period of 3.7 years, as of June 30, 2021.

The following table presents the assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options for the three and six months ended June 30, 2021. Black-Scholes assumptions have not been disclosed for any other periods presented as there were no nonqualified stock options granted in those periods.

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Risk free interest rate	1.2%	1.2%
Expected volatility	61.1%	61.1%
Expected term (in years)	5.9	5.9
Expected dividend yield	0.0%	0.0%

Risk-Free Interest Rate. The Company bases the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury securities with maturities similar to those of the expected term of the award being valued.

Expected Volatility. Due to the limited trading history of the Company’s common stock, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s own stock price becomes available.

Expected Term. Given the insufficient historical data relating to nonqualified stock option exercises, the expected term assumption is based on expected terms of a peer group of similar companies whose expected terms are publicly available. The Company will continue to apply this process until a sufficient amount of historical information regarding the Company’s nonqualified stock option exercises becomes available.

Expected Dividend Yield. The Company’s expected dividend yield assumption is zero as it has never paid dividends and has no present intention to do so in the future.

9. Income Taxes and Tax Receivable Agreement

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences related to forgiveness of the PPP Loan and the valuation allowance against the deferred tax asset.   The Company did not recognize an income tax expense/(benefit) on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 80.5% due to the full valuation allowance against its deferred tax assets, resulting in an effective tax rate of 0.0% for the six months ended June 30, 2021.

As of June 30, 2021, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize our deferred tax assets including the difference in our tax basis in excess of the financial reporting value for our investment in Viant Technology LLC.  Consequently, we have established a full valuation allowance against our deferred tax assets as of June 30, 2021.  In the event that management subsequently determines that it is MLTN that we will realize our deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company has concluded based on applicable accounting standards and the weight of all available evidence, that it was MLTN that its deferred tax assets subject to the TRA would not be realized as of June 30, 2021.  Therefore, the Company has not recorded a liability related to the tax savings it may realize from utilization of such deferred tax assets after concluding it was not probable that such TRA liability would be paid based on its estimates of future taxable income.  As of June 30, 2021, the total unrecorded TRA liability is approximately $9.1 million.   If utilization of the deferred tax assets subject to the TRA becomes MLTN in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.

10. Earnings (Loss) Per Share/Unit

Prior to the Reorganization Transactions that occurred on February 12, 2021, the Viant Technology LLC membership structure included certain convertible preferred units and common units. As a result of the Reorganization Transactions, Class B units of Viant Technology LLC are exchangeable in the future for Class A common stock of the Company. As the conversion of Viant Technology LLC preferred and common units to Class B units was not done in a proportionate manner with respect to the rights and economic interests of the former Viant Technology LLC unit holders compared to those of the new Class B unit/shareholders in Viant Technology LLC and Viant Technology Inc, we do not believe it is appropriate to retrospectively adjust these units. Accordingly, the earnings per unit calculation presented for the three and six months ended June 30, 2020 reflects units of the membership structure prior to the Reorganization Transactions.

For the three and six months ended June 30, 2021, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders for the period subsequent to the Reorganization Transactions, by the weighted average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

For the three and six months ended June 30, 2020, basic earnings (loss) per unit represents net income (loss) divided by the weighted-average number of units outstanding. Diluted net income (loss) per share has been computed in a manner consistent with that of basic net loss per share while considering all shares of potentially dilutive common units that were outstanding during the period, inclusive of the convertible preferred units using the if-converted method and the incentive common units using the treasury stock method, if dilutive. For the three and six months ended June 30, 2020, there were no potential dilutive units related to incentive common units as they were all issued as of the beginning of the year.

The undistributed earnings for the three and six months ended June 30, 2020 have been allocated based on the participation rights of the convertible preferred and common units as if the earnings for the period have been distributed. As the participation in distributed and undistributed earnings is identical for both classes, the distributed and undistributed earnings are allocated on a proportionate basis.

The following table presents the calculation of basic and diluted net earnings (loss) per share/unit for the three and six months ended June 30, 2021, the period following the Reorganization Transactions, and for the three and six months ended June 30, 2020. See Note 2 for additional information related to basic and diluted net loss per share/unit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share/unit data)		(in thousands, except per share/unit data)
Numerator
Net income (loss)	$(18,095)	$(30)	$(32,966)	$299
Less: Net loss attributable to noncontrolling interests	(14,440)	—	(26,206)	—
Less: Undistributed earnings attributable to participating securities	—	—	—	(179)
Net income (loss) attributable to Viant Technology Inc./common unitholders	$(3,655)	$(30)	$(6,760)	$120
Denominator
Weighted-average shares of Class A common stock/units outstanding—basic	11,500	400	11,500	400
Convertible preferred units	—	—	—	600
Weighted-average shares of Class A common stock/units outstanding—diluted	11,500	400	11,500	1,000

Earnings (loss) per share of Class A common stock/unit—basic	$(0.32)	$(0.08)	$(0.59)	$0.30
Earnings (loss) per share of Class A common stock/unit—diluted	$(0.32)	$(0.08)	$(0.59)	$0.30

Anti-dilutive shares/units excluded from earnings (loss) per share of Class A common stock/unit—diluted:
Convertible preferred units	—	600	—	—
Restricted stock units	6,184	—	6,184	—
Non-qualified stock options	67	—	67	—
Shares of Class B common stock	47,436	—	47,436	—
Total shares excluded from earnings (loss) per share of Class A common stock/unit—diluted	53,687	600	53,687	—

11. Noncontrolling Interests

We are the sole managing member of Viant Technology LLC and, as a result, consolidate the financial results of Viant Technology LLC. We report noncontrolling interests representing the economic interests in Viant Technology LLC held by the other members of Viant Technology LLC. The Viant Technology LLC Agreement classifies the interests acquired by the Company as Class A units, reclassified the interests held by the continuing members of Viant Technology LLC as Class B units and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in Viant Technology LLC while retaining control of Viant Technology LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Class B units in Viant Technology LLC by the other members will result in a change in ownership, reduce the amount recorded as noncontrolling interest and increase additional paid-in capital.

The following table summarizes the ownership of Viant Technology LLC:

	As of June 30, 2021
Owner	Units Owned	Ownership Percentage
Viant Technology Inc.	11,500,000	19.5%
Noncontrolling interests	47,435,559	80.5%
Total	58,935,559	100.0%

12. Commitments and Contingencies

Lease Commitments

The Company conducts its operations in 10 office spaces around the United States that are under operating leases that expire over the next ten years. Rent expense on operating leases was $1.0 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $2.0 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively. The current portion of deferred rent of $0.2 million and $0.4 million as of June 30, 2021 and December 31, 2020, respectively, is included in other current liabilities. The non-current portion of deferred rent of $0.4 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively, is included in other long-term liabilities.

Future minimum payments under the Company’s non-cancelable operating leases, which are primarily related to office leases, as of June 30, 2021 are as follows:

As of June 30, 2021
Year	(in thousands)
Remainder of 2021	$1,735
2022	2,190
2023	1,156
2024	273
2025 and thereafter	217
Total minimum payments	$5,571

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

Guarantees and Indemnities

The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of June 30, 2021.

13. Subsequent Events

On August 5, 2021, the Board of Directors approved the Company to purchase Class A common stock at fair value upon vesting of RSUs to satisfy minimum statutory tax obligations paid by the Company on behalf of plan participants.

On August 9, 2021, 2.1 million RSUs vested upon expiration of the IPO lockup period. In connection with the minimum tax withholding paid on behalf of employees for the vested RSUs, the Company paid $13.7 million for the repurchase of 0.8 million Class A common shares at an average fair value price of $17.73.

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

Our DSP, Adelphic, is an enterprise software platform that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising media across most channels. Through our technology, a marketer can easily buy ads on desktop, mobile, connected TV, linear TV, streaming audio and digital billboards.

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

Our financial results include:

•

Revenue of $50.4 million and $30.4 million for the three months ended June 30, 2021 and 2020, respectively, representing an increase of 65.7%, and $90.6 million and $68.6 million for the six months ended June 30, 2021 and 2020, respectively, representing an increase of 32.0%;

•

Gross profit of $18.7 million and $11.8 million for the three months ended June 30, 2021 and 2020, respectively, representing an increase of 58.0%, and $34.5 million and $26.4 million for the six months ended June 30, 2021 and 2020, respectively, representing an increase of 30.7%;

•

Contribution ex-TAC of $32.2 million and $20.0 million for the three months ended June 30, 2021 and 2020, respectively, representing an increase of 60.6%, and $58.9 million and $43.3 million for the six months ended June 30, 2021 and 2020, respectively, representing an increase of 35.9%;

•

Net loss of $18.1 million and $0.03 million for the three months ended June 30, 2021 and 2020, respectively, and net loss of $33.0 million and net income $0.3 million for the six months ended June 30, 2021 and 2020, respectively;

•

Non-GAAP net income of $5.2 million and non-GAAP net loss of $0.03 million for the three months ended June 30, 2021 and 2020, respectively, and non-GAAP net income of $7.4 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively; and

•

Adjusted EBITDA of $8.3 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively, representing an increase of 203%, and $13.2 million and $6.0 million for the six months ended June 30, 2021 and 2020, respectively, representing an increase of 121%.

Contribution ex-TAC, previously referred to as Revenue ex-TAC in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, Adjusted EBITDA, non-GAAP net income (loss), and non-GAAP earnings (loss) per share are non-GAAP measures. For a detailed discussion of our key operating and financial performance metrics and a reconciliation of contribution ex-TAC, Adjusted EBITDA, non-GAAP net income (loss), and non-GAAP earnings (loss) per share to the most directly comparable financial measures calculated in accordance with GAAP, see “—Key Operating and Financial Performance Metrics—Use of Non-GAAP Financial Measures.”

Factors Affecting Our Performance

COVID-19

In March 2020, the World Health Organization characterized COVID-19 a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 has spread across the globe and has impacted economic activity worldwide.

The ultimate impact of COVID-19 on the Company’s results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See “Risk Factors”—The effects of the ongoing COVID-19 pandemic and other sustained adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of the potential impacts of the COVID-19 pandemic on our business.

Attract, Retain and Grow our Customer Base

Our recent growth has been driven by expanding the use of our platform by our existing customers as well as adding new customers. We believe that our customers value our solutions, as our average contribution ex-TAC per Active Customer for the twelve months ended June 30, 2021 was $438,000, an increase of $19,000, or 4.5%, compared to the twelve months ended December 31, 2020 and an increase of $49,000, or 12.6%, compared to twelve months ended June 30, 2020. The number of Active Customers for the twelve months ended June 30, 2021 was 288, increasing by 24 customers, or 9.1%, from the twelve months ended December 31, 2020 compared to the twelve months ended June 30, 2021 and increased by 28 customers, or 10.8%, from the twelve months ended June 30, 2020 to the twelve months ended June 30, 2021. We review changes in the use of our platform as represented by changes in aggregate spend on the platform as a metric of customer engagement. Platform spend increased by 58.4% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and 31.8% during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. For a detailed discussion of our key operating metrics including the definition of Active Customers, see “—Key Operating and Financial Performance Metrics—Use of Non-GAAP Financial Measures.”

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

Growth of the Digital Advertising Market and Macroeconomics Factors

We expect to continue to benefit from overall adoption of programmatic advertising by marketers and their agencies. Any material change in the growth rate of digital advertising or the rate of adoption of programmatic advertising, including expansion of new programmatic channels, could affect our performance. Recent years have shown that advertising spend is closely tied to advertisers’ financial performance, and a downturn, either generally or in one or more of the industries in which our customers operate, could adversely impact the digital advertising market and our operating results.

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

Results of Operations

The following tables set forth our consolidated results of operations, our consolidated results of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$50,411	$30,425	$90,555	$68,585
Operating expenses(1):
Platform operations	31,715	18,589	56,059	42,192
Sales and marketing	20,553	5,742	34,738	12,872
Technology and development	8,031	1,984	13,931	4,134
General and administrative	14,075	3,891	24,495	8,547
Total operating expenses	74,374	30,206	129,223	67,745
Income (loss) from operations	(23,963)	219	(38,668)	840
Total other expense (income), net	(5,868)	249	(5,702)	541
Net income (loss)	(18,095)	(30)	(32,966)	299
Less: Net loss attributable to noncontrolling interests	(14,440)	—	(26,206)	—
Net income (loss) attributable to Viant Technology Inc.	$(3,655)	$(30)	$(6,760)	$299

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(% of revenue*)		(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	63%	61%	62%	62%
Sales and marketing	41%	19%	38%	19%
Technology and development	16%	7%	15%	6%
General and administrative	28%	13%	27%	12%
Total operating expenses	148%	99%	143%	99%
Income (loss) from operations	(48)%	1%	(43)%	1%
Total other expense (income), net	(12)%	1%	(6)%	1%
Net income (loss)	(36)%	0%	(36)%	0%
Less: Net loss attributable to noncontrolling interests	(29)%	—	(29)%	—
Net income (loss) attributable to Viant Technology Inc.	(7)%	(0)%	(7)%	0%
*	Percentages may not sum due to rounding
(1)	Stock-based compensation, depreciation, and amortization included above were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Stock-based compensation:
Platform operations	$5,540	$—	$8,701	$—
Sales and marketing	11,914	—	18,727	—
Technology and development	5,029	—	7,968	—
General and administrative	7,203	—	11,381	—
Total stock-based compensation	$29,686	$—	$46,777	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Depreciation:
Platform operations	$1,766	$1,678	$3,344	$3,440
Sales and marketing	—	—	—	—
Technology and development	383	402	763	803
General and administrative	168	153	330	297
Total depreciation	$2,317	$2,233	$4,437	$4,540

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Amortization:
Platform operations	$175	$175	$350	$350
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	132	132	264	264
Total amortization	$307	$307	$614	$614

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Revenue	$50,411	$30,425	$19,986	66%

Revenue increased by $20.0 million, or 66%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Despite ongoing adverse impacts of the COVID-19 pandemic, we have continued to experience increased customer usage of our platform, particularly in the percentage of spend pricing option, and continuing demand for our people-based advertising products and services. Platform spend increased by 58.4% in the comparative period.

Platform Operations

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Traffic acquisition costs	$18,212	$10,380	$7,832	75%
Other platform operations	13,503	8,209	5,294	64%
Total platform operations	$31,715	$18,589	$13,126	71%
Platform operations as a percentage of revenue	63%	61%

Platform operations expense increased by $13.1 million, or 71%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This is comprised of a $7.8 million increase in traffic acquisition costs (“TAC”), which is a variable function of revenue associated with our fixed CPM pricing option and an increase of $5.3 million in other platform operations expense. The increase in other platform operations is primarily driven by a $5.5 million increase in stock-based compensation related to our 2021 LTIP and, a $0.1 million increase in depreciation, partially offset by a decrease of $0.3 million in cloud costs due to continued efforts to increase cloud infrastructure efficiencies.

Sales and Marketing

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Sales and marketing	$20,553	$5,742	$14,811	258%
Percentage of revenue	41%	19%

Sales and marketing expense increased by $14.8 million, or 258%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in sales and marketing expense was primarily due to a $11.9 million increase in stock-based compensation related to our 2021 LTIP, a $2.5 million increase in personnel costs and overhead allocated to sales and marketing as a result of the departments’ headcount increasing and becoming a larger percentage of total headcount, a $0.2 increase in travel and entertainment, a $0.1 increase in software licenses and subscriptions, and a $0.1 increase in advertising.

Technology and Development

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Technology and development	$8,031	$1,984	$6,047	305%
Percentage of revenue	16%	7%

Technology and development expense increased by $6.0 million, or 305%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in technology and development expense was primarily attributable to a $5.0 million increase in stock-based compensation related to our 2021 LTIP and a $1.0 million increase in personnel and overhead cost allocation as a result of an increase in headcount to support our continued investment in developed technology.

General and Administrative

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
General and administrative	$14,075	$3,891	$10,184	262%
Percentage of revenue	28%	13%

General and administrative expense increased by $10.2 million, or 262%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in general and administrative expense was primarily attributable to a $7.2 million increase in stock-based compensation related to our 2021 LTIP, a $1.4 million increase in insurance and legal expenses associated with being a publicly traded company, a $1.1 million increase in personnel costs due to the increase in headcount and a $0.5 million increase in recruiting expenses, partially offset by a $0.2 decrease in professional fees due to prior year expense relating to preparation for the IPO.

Total Other Expense (Income), Net

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Total other expense (income), net	$(5,868)	$249	$(6,117)	(2457%)
Percentage of revenue	(12%)	1%

Total other expense (income), net decreased by $6.1 million, or 2,457%, during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease in total other expense (income), net was primarily due to a $6.1 million gain on debt extinguishment as a result of the forgiveness of the Company’s PPP Loan and related accrued interest. For additional information regarding forgiveness of the Company’s PPP Loan, see Note 7—Long-Term Debt and Revolving Credit Facility to our condensed consolidated financial statements.

Comparison of the Six Months Ended June 30, 2021 and 2020

Revenue

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Revenue	$90,555	$68,585	$21,970	32%

Revenue increased by $22.0 million, or 32%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Despite ongoing adverse impacts of the COVID-19 pandemic, we have continued to experience increased customer usage of our platform, particularly in the percentage of spend pricing option, and continuing demand for our people-based advertising products and services. Platform spend increased by 31.8% in the comparative period.

Platform Operations

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Traffic acquisition costs	$31,615	$25,199	$6,416	25%
Other platform operations	24,444	16,993	7,451	44%
Total platform operations	$56,059	$42,192	$13,867	33%
Platform operations as a percentage of revenue	62%	62%

Platform operations expense increased by $13.9 million, or 33%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in platform operations is primarily driven by a $8.7 million increase in stock-based compensation related to our 2021 LTIP and a $6.4 million increase in TAC, which is a variable function of revenue associated with our fixed CPM pricing option, partially offset by a decrease of $0.9 million in cloud costs due to continued efforts to increase cloud infrastructure efficiencies and a decrease of $0.1 million in depreciation.

Sales and Marketing

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Sales and marketing	$34,738	$12,872	$21,866	170%
Percentage of revenue	38%	19%

Sales and marketing expense increased by $21.9 million, or 170%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in sales and marketing expense was primarily due to a $18.7 million increase in stock-based compensation related to our 2021 LTIP, a $2.9 million increase personnel costs and in the amount of overhead allocated to sales and marketing as a result of the departments’ headcount increasing and becoming a larger percentage of total headcount, a $0.3 increase in advertising and a $0.1 increase in software licenses and subscriptions, partially offset by a $0.2 million decrease in travel and entertainment as a result of the COVID-19 pandemic.

Technology and Development

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Technology and development	$13,931	$4,134	$9,797	237%
Percentage of revenue	15%	6%

Technology and development expense increased by $9.8 million, or 237%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in technology and development expense was primarily attributable to a $8.0 million increase in stock-based compensation related to our 2021 LTIP and an $1.8 million increase in personnel costs as a result of an increase in headcount to support our continued investment in developed technology.

General and Administrative

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
General and administrative	$24,495	$8,547	$15,948	187%
Percentage of revenue	27%	12%

General and administrative expense increased by $15.9 million, or 187%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in general and administrative expense was primarily attributable to a $11.4 million increase in stock-based compensation related to our 2021 LTIP, a $2.0 million increase in insurance and accounting expenses associated with the IPO, a $1.6 million increase in personnel costs due to the increase in headcount, a $0.8 million increase in recruiting expenses and a $0.2 million increase in software and subscription license expenses, partially offset by a $0.2 decrease in travel and entertainment due to the COVID-19 pandemic.

Total Other Expense (Income), Net

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Total other expense (income), net	$(5,702)	$541	$(6,243)	(1154%)
Percentage of revenue	(6%)	1%

Total other expense (income), net increased by $6.2 million, or 1,154%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in total other expense (income), net was primarily due to a $6.1 million gain on debt extinguishment as a result of the forgiveness of Company’s PPP Loan and related accrued interest. For additional information regarding forgiveness of the Company’s PPP Loan, see Note 7—Long-Term Debt and Revolving Credit Facility to our condensed consolidated financial statements.

Key Operating and Financial Performance Metrics

Use of Non-GAAP Financial Measures

We monitor the key operating and financial performance metrics set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. This Quarterly Report includes financial measures defined as non-GAAP financial measures by the SEC. These non-GAAP measures include contribution ex-TAC, Adjusted EBITDA, non-GAAP net income (loss), and non-GAAP earnings (loss) per share, which are discussed immediately following the table below, along with the operational performance measure Active Customers. These measures are not calculated in accordance with GAAP.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change (%)	2021	2020	Change (%)
	(in thousands, except for percentages, per share data and number of customers)			(in thousands, except for percentages, per share data and number of customers)
Operating and Financial Performance Metrics
Contribution ex-TAC	$32,199	$20,045	61%	$58,940	$43,386	36%
Adjusted EBITDA	$8,346	$2,754	203%	$13,228	$5,978	121%
Adjusted EBITDA as a percentage of contribution ex-TAC	26%	14%		22%	14%
Non-GAAP net income (loss) (1)	$5,231	$(30)	N/M	$7,385	$299	2370%
Non-GAAP earnings (loss) per share—basic(2)	$0.07	N/A	N/A	$0.09	N/A	N/A
Non-GAAP earnings (loss) per share—diluted(2)	$0.06	N/A	N/A	$0.08	N/A	N/A
Number of Active Customers(3)	288	260	11%	288	260	11%
Average contribution ex-TAC per Active Customer(3)	$438	$389	13%	$438	$389	13%

(1)Management believes that the change in non-GAAP net income (loss) for the three months ended June 30, 2021, compared to the same period in the prior year, is not meaningful as the change is comparing a period of net income to a period of net loss.

(2)Non-GAAP earnings (loss) per share was not adjusted for the prior comparative periods presented. For discussion on why  prior periods were not adjusted, see “—Non-GAAP Earnings (loss) per Share.”

(3)We define an Active Customer as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. We define average contribution ex-TAC per Active Customer as contribution ex-TAC for the trailing twelve month period presented divided by Active Customers. For a detailed discussion of average contribution ex-TAC per Active Customer and Active Customers, see “—Number of Active Customers and Average Contribution ex-TAC per Active Customer.”

Contribution ex-TAC

Contribution ex-TAC, previously referred to as Revenue ex-TAC in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, is a non-GAAP financial measure. Gross profit is the most comparable GAAP measurement, which is calculated as revenue less platform operations. In calculating contribution ex-TAC, we add back other platform operations expense to gross profit. Contribution ex-TAC is a key profitability measure used by our management and board of directors to understand and evaluate our operating performance and trends, develop short-and long-term operational plans and make strategic decisions regarding the allocation of capital. In particular, we believe that contribution ex-TAC can provide a measure of period-to-period comparisons for all pricing options within our business. Accordingly, we believe that this measure provides information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of contribution ex-TAC has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define contribution ex-TAC differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.

The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue	$50,411	$30,425	$90,555	$68,585
Less: Platform operations	(31,715)	(18,589)	(56,059)	(42,192)
Gross profit	18,696	11,836	34,496	26,393
Add back: Other platform operations	13,503	8,209	24,444	16,993
Contribution ex-TAC	$32,199	$20,045	$58,940	$43,386

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss), the most comparable GAAP measurement, before interest expense, net, income tax expense (benefit), depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt.

Adjusted EBITDA and Adjusted EBITDA as a percentage of contribution ex-TAC are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short-and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating Adjusted EBITDA can provide a measure for period-to-period comparisons of our business. Adjusted EBITDA as a percentage of our non-GAAP metric, contribution ex-TAC, is used by our management and board of directors to evaluate Adjusted EBITDA relative to our profitability after costs that are directly variable to revenues, which comprise traffic acquisition costs. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA as a percentage of contribution ex-TAC provide information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of Adjusted EBITDA and Adjusted EBITDA as a percentage of contribution ex-TAC has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these potential limitations include:

•

other companies, including companies in our industry that have similar business arrangements, may report Adjusted EBITDA or Adjusted EBITDA as a percentage of contribution ex-TAC, or similarly titled measures but calculate them differently, which reduces their usefulness as comparative measures; and

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or the potentially dilutive impact of stock-based compensation.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenue, net income (loss) and cash flows. The following table presents the reconciliation of net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income (loss)	$(18,095)	$(30)	$(32,966)	$299
Add back:
Interest expense, net	241	244	476	525
Depreciation and amortization	2,624	2,540	5,051	5,154
Stock-based compensation	29,686	—	46,777	—
Less:
Gain on extinguishment of debt	(6,110)	—	(6,110)	—
Adjusted EBITDA	$8,346	$2,754	$13,228	$5,978

The following table presents the reconciliation of net income (loss) as a percentage of gross profit to Adjusted EBITDA as a percentage of contribution ex-TAC for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except for percentages)		(in thousands, except for percentages)
Gross profit	$18,696	$11,836	$34,496	$26,393
Net income (loss)	$(18,095)	$(30)	$(32,966)	$299
Net income (loss) as a percentage of gross profit(1)	N/M	(0)%	N/M	1%
Contribution ex-TAC(2)	$32,199	$20,045	$58,940	$43,386
Adjusted EBITDA(3)	$8,346	$2,754	$13,228	$5,978
Adjusted EBITDA as a percentage of contribution ex-TAC	26%	14%	22%	14%

(1)Management believes that net loss as a percentage of gross profit for the current period presented is not comparable to the prior year period presented due to the impact of stock-based compensation recognized in the current period.

(2)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”

(3)For a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP, see “—Adjusted EBITDA.”

Non-GAAP Net Income (Loss)

Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss), the most comparable GAAP measurement, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation, gain on debt extinguishment, and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Our use of non-GAAP net income (loss) has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define non-GAAP net income (loss) differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.

The following table presents the reconciliation of net income (loss) to non-GAAP net income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income (loss)	$(18,095)	$(30)	$(32,966)	$299
Add back: Stock-based compensation	29,686	—	46,777	—
Less: Gain on extinguishment of debt	(6,110)	—	(6,110)	—
Less: Income tax effect related to Viant Technology Inc.'s share of adjustments	(250)	—	(316)	—
Non-GAAP net income (loss)	$5,231	$(30)	$7,385	$299

Non-GAAP Earnings (loss) per Share

Non-GAAP earnings (loss) per share is a non-GAAP financial measure defined by us as earnings (loss) per share, the most comparable GAAP measurement, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Non-GAAP earnings (loss) per share is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation, gain on extinguishment of debt and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Our use of Non-GAAP earnings (loss) per share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these potential limitations include:

•

other companies, including companies in our industry that have similar business arrangements, may report non-GAAP earnings (loss) per share or similarly titled measures, but calculate them differently, which reduces their usefulness as comparative measures; and

•

although the stock-based compensation related to the 2021 LTIP referred to above is non-cash in nature, non-GAAP earnings (loss) per share does not reflect its impact on net income (loss) attributable to all common shareholders.

•

although the gain on debt extinguishment related to the forgiveness of our PPP Loan and related accrued interest is non-cash in nature, non-GAAP earnings (loss) per share does not reflect its impact on net income (loss) attributable to all common shareholders.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including earnings (loss) per share.

Basic non-GAAP earnings (loss) per share is calculated by dividing the non-GAAP net income (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding. Shares of our Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted non-GAAP earnings (loss) per share of Class B common stock under the two-class method has not been presented.

Diluted non-GAAP earnings (loss) per share adjusts the basic non-GAAP earnings (loss) per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock.  For the three and six months ended June 30, 2021, Class B common stock and nonqualified stock options amounts have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method, respectively.

The following table presents the reconciliation of earnings (loss) per share to non-GAAP earnings (loss) per share for the three and six months ended June 30, 2021. Earnings (loss) per share was not adjusted for any other periods presented as there was no stock-based compensation or gain on debt extinguishment in those periods.

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
			Non-GAAP			Non-GAAP
	(Loss) per		Earnings	(Loss) per		Earnings
	Share	Adjustments	per Share	Share	Adjustments	per Share
	(in thousands, except per share data)
Numerator
Net loss	$(18,095)	$—	$(18,095)	$(32,966)	$—	$(32,966)
Adjustments:
Add back: Stock-based compensation	—	29,686	29,686	—	46,777	46,777
Less: Gain on extinguishment of debt	—	(6,110)	(6,110)	—	(6,110)	(6,110)
Less: Income tax effect related to Viant Technology Inc.'s share of adjustments (1)	—	(250)	(250)	—	(316)	(316)
Non-GAAP net income (loss)	(18,095)	23,326	5,231	(32,966)	40,351	7,385
Less: Net income (loss) attributable to noncontrolling interests (2)	(14,440)	18,899	4,459	(26,206)	32,612	6,406
Net income (loss) attributable to Viant Technology, Inc.—basic	(3,655)	4,427	772	(6,760)	7,739	979
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	178	178	—	250	250
Less: Income tax effect from the assumed exchange of RSUs for Class A common stock(1)	—	(43)	(43)	—	(61)	(61)
Net income (loss) attributable to Viant Technology, Inc.—diluted	$(3,655)	$4,562	$907	$(6,760)	$7,928	$1,168
Denominator
Weighted-average shares of Class A common stock outstanding—basic	11,500	—	11,500	11,500	—	11,500
Effect of dilutive securities:
RSUs	—	2,521	2,521	—	2,919	2,919
Weighted-average shares of Class A common stock outstanding—diluted	11,500	2,521	14,021	11,500	2,919	14,419

Earnings (loss) per share of Class A common stock—basic	$(0.32)	$0.39	$0.07	$(0.59)	$0.68	$0.09
Earnings (loss) per share of Class A common stock—diluted	$(0.32)	$0.38	$0.06	$(0.59)	$0.67	$0.08

Anti-dilutive shares/units excluded from earnings (loss) per share of Class A common stock/unit—diluted:
Non-qualified stock options			67			67
Shares of Class B common stock			47,436			47,436
Total shares excluded from earnings (loss) per share of Class A common stock/unit—diluted			47,503			47,503
(1)

The estimated income tax effect of the Company’s share of non-GAAP reconciling items are calculated using an assumed blended tax rate of 24%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.

(2)

The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation and gain on extinguishment of debt attributed to the noncontrolling interests of the Company outstanding during the period.

Management identified an immaterial calculation error in our basic and diluted non-GAAP earnings (loss) per share for the three months ended March 31, 2021. The correct basic and diluted non-GAAP earnings (loss) per share amounts are $0.02, for the three months ending March 31, 2021, rather than $0.01, the amounts previously reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

Number of Active Customers and Average Contribution ex-TAC per Active Customer

Number of Active Customers and average contribution ex-TAC per Active Customer are operational metrics. We define an Active Customer as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. We define average contribution ex-TAC per Active Customer as contribution ex-TAC for the trailing twelve month period presented divided by Active Customers. For purposes of this definition, a customer that operates under any of our pricing options that equals or exceeds the aforementioned contribution ex-TAC threshold is considered an Active Customer. We believe that the total number of Active Customers and average contribution ex-TAC per Active Customer are important measures of our ability to increase revenue and the effectiveness of our sales force, although we expect these measures to fluctuate based on the seasonality in our business. Customers that generated less than $5,000 in contribution ex-TAC in the trailing twelve month period were not material in the aggregate in any period.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $252.3 million and working capital, consisting of current assets less current liabilities, of $264.4 million. We believe our existing cash, cash flow from operations, and undrawn availability under our credit facility will be sufficient to meet our working capital requirements for at least the next 12 months.

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

For additional information regarding our revolving credit facility, see Note 7—Long-Term Debt and Revolving Credit Facility to our condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$23,571	$11,543
Cash flows used in investing activities	(4,016)	(3,837)
Cash flows provided by financing activities	223,087	6,035
Increase in cash	$242,642	$13,741

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

During the six months ended June 30, 2021, cash provided by operating activities of $23.6 million resulted primarily from a net loss of $33.0 million offset by noncash add back adjustments to net loss of $46.8 million for stock-based compensation, $5.1 million for depreciation and amortization, $0.2 million in recovery of doubtful accounts and an increase in net working capital (excluding deferred revenue and other liabilities) of $12.6 million, a decrease in deferred revenue of $1.1 million and a decrease in other liabilities of $0.5 million.

During the six months ended June 30, 2020, cash provided by operating activities of $11.5 million resulted primarily from net income of $0.3 million, noncash add back adjustments to net income of $5.2 million for depreciation and amortization and an increase in net working capital (excluding deferred revenue and other liabilities) of $8.4 million, offset by a decrease in deferred revenue of $1.0 million and a decrease in other liabilities of $1.2 million.

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

During the six months ended June 30, 2021 and 2020, cash used in investing activities of $4.0 million and $3.8 million, respectively, resulted primarily from investments in capitalized software development costs.

Financing Activities

Our financing activities consisted primarily of proceeds from issuances of our equity in connection with our IPO, partially offset by payments of offering costs associated with the issuances of equity and payments of member tax distributions. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and rapid growth.

During the six months ended June 30, 2021, cash provided by financing activities of $223.1 million resulted primarily from $232.5 million of IPO proceeds, net of underwriting discounts, partially offset by payments of $2.6 million in offering costs and $6.8 million in payments of member tax distributions.

During the six months ended June 30, 2020, cash provided by financing activities of $6.0 million resulted from proceeds through the Company’s PPP Loan.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any other off-balance sheet arrangements as of June 30, 2021 other than operating leases and the indemnification agreements described in Note 12 to our condensed consolidated financial statements.

Contractual Obligations

Our principal commitments consist of our debt obligations and non-cancelable leases for our various office facilities. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

We have made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and thus, there are no claims that we are aware of that could have a material effect on our condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of June 30, 2021.

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

For additional information regarding stock-based compensation, income taxes and tax receivable agreement, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

For information regarding recently issued accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the six months ended June 30, 2021, there have been no material changes in our exposure to market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarter ended June 30, 2021. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for changes to the risk factors below:

We may not realize the expected benefits of an industry shift away from cookie-based consumer tracking as such shift may not occur as rapidly as we expect or may not be realized at all.

We expect to benefit as compared to others in our industry from marketers reducing their reliance on vendors and software platforms that utilize third-party cookies for tracking. However, we cannot assure you that the shift away from cookie-based consumer tracking will happen as rapidly as we expect or that such shift will occur at all.  For example, in June 2021, Google announced that its previously announced timeline of blocking third-party cookies by 2022 would be delayed until 2023. Additionally, even if the shift away from cookie-based consumer tracking does occur, we may not be as successful in growing our business and increasing our revenue as we expect. For example, marketers may not shift their business away from our competitors if our competitors are successful in developing alternative products or services that are not significantly reliant on the cookie-based framework.

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

For example, browser providers have recently enacted changes restricting the use of third-party cookies in their browsers, which may cause instability in the digital advertising market. Execution of digital advertising relies to a significant extent on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, which we refer to collectively as cookies, to collect data about users and devices. Although our business is less reliant on cookies than some of our competitors because we do not need cookies for marketers and their advertising agencies to identify consumers with our identity resolution capabilities and identity graph, we do use third-party cookies. Third-party cookies are cookies owned and used by parties other than the owners of the website visited by the Internet user, in connection with our business for execution of obtaining information about consumers, and for delivering digital advertising. In January 2020, Google publicly stated it intends for Chrome to block third-party cookies at some point in the following 24 months. Google has also introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the Safari browser currently blocks third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. These actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate, which could cause changes in advertising budget allocations and thereby could negatively impact our business. In addition, these browser providers may frequently delay or change their previously announced operations or policies. For example, in June 2021, Google announced that it would delay its timeline of blocking third-party cookies by 2022 until 2023.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2021)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viant Technology Inc.

Date: August 13, 2021	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman

Date: August 13, 2021	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer