Form 10-Q
period 2021-09-30
Viant Technology Inc.
filed 2021-11-10
CIK 1828791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2021 there were 13,482,550 shares and 47,137,130 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share/unit data)

(Unaudited)

	As of September 30,	As of December 31,
	2021	2020
Assets
Current assets:
Cash	$242,610	$9,629
Accounts receivable, net of allowances	69,612	89,767
Prepaid expenses and other current assets	4,195	4,487
Total current assets	316,417	103,883
Property, equipment, and software, net	22,650	13,829
Intangible assets, net	2,093	3,015
Goodwill	12,422	12,422
Other assets	388	371
Total assets	$353,970	$133,520
Liabilities, convertible preferred units and stockholders' equity/members' equity
Liabilities
Current liabilities:
Accounts payable	$24,652	$29,763
Accrued liabilities	23,240	24,677
Accrued compensation	9,908	9,711
Current portion of long-term debt	—	3,353
Current portion of deferred revenue	1,457	2,725
Accrued member tax distributions	5	6,878
Other current liabilities	2,377	2,549
Total current liabilities	61,639	79,656
Long-term debt	17,500	20,182
Long-term portion of deferred revenue	5,433	5,612
Other long-term liabilities	570	453
Total liabilities	85,142	105,903
Commitments and contingencies (Note 12)
Convertible preferred units
2019 convertible preferred units, no par value; none issued and outstanding as of September 30, 2021 and 600,000 units authorized, issued and outstanding as of December 31, 2020; liquidation preference $5,444 as of December 31, 2020	—	7,500
Members' equity
Common units, no par value; none issued and outstanding as of September 30, 2021 and 400,000 units authorized, issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	—	92,187
Accumulated deficit	—	(72,070)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2021	—	—
Class A common stock, $0.001 par value; 450,000,000 shares authorized and 13,890,868 shares issued and 13,482,550 shares outstanding as of September 30, 2021	14	—
Class B common stock, $0.001 par value; 150,000,000 shares authorized and 47,137,130 shares issued and outstanding as of September 30, 2021	47	—
Additional paid-in capital	79,250	—
Accumulated deficit	(15,760)	—
Treasury stock, at cost; 408,318 shares as of September 30, 2021	(7,239)	—
Total stockholders' equity attributable to Viant Technology Inc./members' equity	56,312	20,117
Noncontrolling interests	212,516	—
Total equity	268,828	20,117
Total liabilities, convertible preferred units and stockholders' equity/members' equity	$353,970	$133,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share/unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$50,857	$40,205	$141,412	$108,790
Operating expenses:
Platform operations	28,967	20,124	85,026	62,316
Sales and marketing	15,131	6,521	49,869	19,393
Technology and development	6,590	1,946	20,521	6,080
General and administrative	11,981	3,861	36,477	12,408
Total operating expenses	62,669	32,452	191,893	100,197
Income (loss) from operations	(11,812)	7,753	(50,481)	8,593
Interest expense, net	227	264	703	789
Other expense, net	121	11	53	27
Gain on extinguishment of debt	—	—	(6,110)	—
Total other expense (income), net	348	275	(5,354)	816
Net income (loss)	(12,160)	7,478	(45,127)	7,777
Less: Net loss attributable to noncontrolling interests	(9,623)	—	(35,829)	—
Net income (loss) attributable to Viant Technology Inc.	$(2,537)	$7,478	$(9,298)	$7,777
Earnings (loss) per Class A common stock/unit:
Basic	$(0.20)	$7.48	$(0.78)	$7.78
Diluted	$(0.20)	$7.48	$(0.78)	$7.78
Weighted-average Class A common stock/units outstanding:
Basic	12,489	400	11,894	400
Diluted	12,489	1,000	11,894	1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED UNITS AND EQUITY

(In thousands)

(Unaudited)

	Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Members'	Treasury Stock		Noncontrolling	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Interests	Equity
Balance as of December 31, 2020	600	$7,500	400	$—	—	$—	—	$—	$—	$—	$20,117	—	$—	$—	$20,117
Net income prior to Reorganization Transactions											669				669
Effect of Reorganization Transactions	(600)	(7,500)	(400)	—			48,936	49	28,237		(20,786)				7,500
Issuance of Class A common stock in initial public offering, net of underwriting and offering costs					11,500	12	(1,500)	(2)	228,175						228,185
Allocation of equity to noncontrolling interests									(208,587)					208,587	—
Accrued member tax distributions									75						75
Stock-based compensation									19,756						19,756
Net loss subsequent to Reorganization Transactions										(3,104)				(12,435)	(15,539)
Balance as of March 31, 2021	—	$—	—	$—	11,500	$12	47,436	$47	$67,656	$(3,104)	$—	—	$—	$196,152	$260,763
Accrued member tax distributions									(192)						(192)
Stock-based compensation									34,576						34,576
Net loss										(3,655)				(14,440)	(18,095)
Balance as of June 30, 2021	—	$—	—	$—	11,500	$12	47,436	$47	$102,040	$(6,759)	$—	—	$—	$181,712	$277,052
Exchange of Class B common stock for Class A common stock					299	—	(299)	—							—

Issuance of common stock in connection with equity- based compensation plans					2,092	2			(2)						—
Repurchase of treasury shares in connection with the taxes paid related to net share settlement of equity awards												(773)	(13,703)		(13,703)
Reissuance of treasury stock in connection with equity- based compensation plans										(6,464)		365	6,464		—
Allocation of equity to noncontrolling interests									(40,427)					40,427	—
Accrued member tax distributions									(337)						(337)
Stock-based compensation									17,976						17,976
Net loss										(2,537)				(9,623)	(12,160)
Balance as of September 30, 2021	—	$—	—	$—	13,891	$14	47,137	$47	79,250	$(15,760)	$—	(408)	$(7,239)	$212,516	$268,828

	Convertible Preferred Units		Common Units		Additional Paid-In	Accumulated	Total Members'
	Units	Amount	Units	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	600	$7,500	400	$—	$92,187	$(76,982)	$15,205
Accrued member tax distributions						(390)	(390)
Net income						329	329
Balance as of March 31, 2020	600	$7,500	400	$—	$92,187	$(77,043)	$15,144
Accrued member tax distributions						(356)	(356)
Net loss						(30)	(30)
Balance as of June 30, 2020	600	$7,500	400	$—	$92,187	$(77,429)	$14,758
Accrued member tax distributions						(2,456)	(2,456)
Net income						7,478	7,478
Balance as of September 30, 2020	600	$7,500	400	$—	$92,187	$(72,407)	$19,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(45,127)	$7,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,024	7,654
Stock-based compensation	62,192	—
Provision for (recovery of) doubtful accounts	(161)	(236)
Loss on disposal of assets	148	13
Gain on extinguishment of debt	(6,110)	—
Changes in operating assets and liabilities:
Accounts receivable	20,316	6,686
Prepaid expenses and other assets	(1,960)	(305)
Accounts payable	(4,816)	1,703
Accrued liabilities	(1,118)	(6,518)
Accrued compensation	198	(280)
Deferred revenue	(1,446)	(1,578)
Other liabilities	(55)	(734)
Net cash provided by operating activities	30,085	14,182
Cash flows from investing activities:
Purchases of property and equipment	(386)	(372)
Capitalized software development costs	(5,577)	(5,456)
Net cash used in investing activities	(5,963)	(5,828)
Cash flows from financing activities:
Proceeds from Paycheck Protection Program Loan	—	6,035
Proceeds from issuance of common stock, net of underwriting discounts	232,500	—
Payment of member tax distributions	(7,330)	(5,539)
Payment of offering costs	(2,608)	(119)
Taxes paid related to net share settlement of equity awards	(13,703)	—
Net cash provided by financing activities	208,859	377
Net increase in cash	232,981	8,731
Cash at beginning of period	9,629	4,815
Cash at end of period	$242,610	$13,546
Supplemental disclosure of cash flow information:
Cash paid for interest	$546	$856
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	10,116	—
Accrued member tax distributions	5	—
Capitalized assets financed by accounts payable and accrued liabilities	—	401
Noncash gain on extinguishment of debt related to Paycheck Protection Program loan	6,110	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

Viant Technology Inc. (the “Company,” “we,” “us,” “our” or “Viant”) was incorporated in the State of Delaware on October 9, 2020 for the purpose of facilitating an Initial Public Offering (“IPO”) and other related transactions. The Company operates a demand side platform (“DSP”), Adelphic, an enterprise software platform that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across channels, including desktop, mobile, connected TV, linear TV, streaming audio and digital billboards.

On February 9, 2021, the SEC declared effective the Company’s Form S-1 related to the IPO of its Class A common stock. The closing date of the IPO was February 12, 2021, and in connection with the closing and the corporate reorganization (the “Reorganization Transactions”), the following actions were taken:

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

•

The Viant Technology LLC Agreement classified the interests acquired by the Company as Class A units, reclassified the interests held by the continuing members of Viant Technology LLC as Class B units, and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Immediately following such reclassification, the continuing members held 48,935,559 Class B units. For each membership unit of Viant Technology LLC that was reclassified as a Class B unit, the Company issued one corresponding share of our Class B common stock to the continuing members, or 48,935,559 shares of Class B common stock in total;

•

The Company issued and sold 10,000,000 shares of its Class A common stock to the underwriters at an IPO price of $25.00 per share, for gross proceeds of $250.0 million before deducting underwriting discounts and commissions of $17.5 million;

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
•

The Class B stockholders and Class A stockholders initially had 80.5% and 19.5%, respectively, of the combined voting power of the Company’s common stock. The Class A common stock outstanding represents 100% of the rights of the holders of all classes of the Company’s outstanding common stock to share in distributions from the Company, except for the right of Class B stockholders to receive the par value of the Class B common stock upon our liquidation, dissolution or winding up or an exchange of Class B units;

•	The Company entered into a Registration Rights Agreement with the Class B stockholders to provide for certain rights and restrictions after the IPO; and
•	Viant Technology LLC’s 2020 Equity Based Incentive Compensation Plan (the “Phantom Unit Plan”) was terminated and replaced with the Company’s 2021 Long Term Incentive Plan (the “LTIP”).

Immediately following the closing of the IPO, Viant Technology LLC is the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its equity interest in Viant Technology LLC. As the sole managing member of Viant Technology LLC, the Company operates and controls all of the business and affairs of Viant Technology LLC. The Reorganization Transactions are accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of the Company recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of Viant Technology LLC. The Company consolidates Viant Technology LLC on its condensed consolidated financial statements and records a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheet and statement of operations.

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

Viant Technology LLC has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the IPO and the related organizational transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2020 through February 11, 2021 presented in the condensed consolidated financial statements and notes to condensed consolidated financial statements herein represent the historical operations of Viant Technology LLC. The amounts as of September 30, 2021 and for the period from February 12, 2021 reflect the consolidated operations of the Company.

Management believes that the accompanying condensed consolidated financial statements reflect the adjustments necessary for the fair statement of its condensed consolidated balance sheet as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2020.

The condensed consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates, primarily those related to revenue recognition, stock-based compensation, income taxes, allowances for doubtful accounts, the useful lives of capitalized software development costs and other property, equipment and software and assumptions used in the impairment analyses of long-lived assets and goodwill. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As of September 30, 2021, the impact of the COVID-19 pandemic on our business continues to evolve. As a result, many of our estimates and assumptions consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

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

A portion of RSUs granted as of September 30, 2021 to certain employees and board members, pursuant to the 2021 LTIP, vested upon expiration of the 180 day IPO lock-up period during the three months ended September 30, 2021.  The remainder of employee granted RSUs and nonqualified stock options will vest through the applicable vesting dates, subject to continued employment for employee grants. RSUs awarded to board members upon their appointment will vest on the third anniversary of the grant date and RSUs awarded to board members annually will vest on the first anniversary of the grant date.

Comprehensive Income (Loss)

For the periods presented, net income (loss) is equal to comprehensive income (loss).

Noncontrolling Interests

The noncontrolling interests represent the economic interests of Viant Technology LLC held by Class B common stockholders. Income or loss is attributed to the noncontrolling interests based on the weighted average LLC interests outstanding during the period. The noncontrolling interests’ ownership percentage can fluctuate over time as Class A common shares are issued in connection with the 2021 LTIP or as the Class B common stockholders elect to exchange their Class B common stock (and corresponding Class B units of Viant Technology LLC) for Class A common stock.

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

Accounts Receivable, Net of Allowances

The following table presents changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2021:

(in thousands)
Balance as of December 31, 2020	$335
Recovery of doubtful accounts	(194)
Write-offs, net of recoveries	(126)
Balance as of March 31, 2021	$15
Recovery of doubtful accounts	(6)
Write-offs, net of recoveries	(1)
Balance as of June 30, 2021	$8
Provision for doubtful accounts	39
Write-offs, net of recoveries	(23)
Balance as of September 30, 2021	$24

Deferred Offering Costs

Deferred offering costs consisted primarily of accounting, legal, and other costs related to our IPO. As of December 31, 2020, the Company capitalized $2.2 million of deferred offering costs within prepaid expenses and other current assets in the condensed consolidated balance sheet. Upon consummation of the IPO in February 2021, total deferred offering costs of $4.3 million were reclassified as additional paid-in capital within stockholders’ equity and recorded against the proceeds from the offering.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable. The Company maintains its cash with financial institutions and its cash levels exceed the Federal Deposit Insurance Corporation’s federally insured limits. Accounts receivable include amounts due from customers with principal operations primarily in the United States.

As of September 30, 2021, no individual customers accounted for more than 10% of consolidated accounts receivable. As of December 31, 2020, one individual customer accounted for 13.7% of consolidated accounts receivable.

The following table provides the Company’s concentrations of credit risk with respect to individual customers as a percentage of the Company’s total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Individual Customer	2021	2020	2021	2020
A	*	10.4%	*	*

*  Less than 10% of total revenues.

The following table provides the Company’s concentrations of credit risk with respect to advertising agency holding companies as a percentage of the Company’s total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
Advertising Agency Holding Company	2021	2020	2021	2020
A	*	12.2%	11.8%	10.3%
B	16.3%	*	10.2%	10.4%
C	*	14.6%	*	14.8%
* Less than 10% of total revenues.

As of September 30, 2021, one individual supplier accounted for 16.5% of consolidated accounts payable and accrued liabilities. As of December 31, 2020, three suppliers accounted for 15.5%, 11.5%, and 10.9% of consolidated accounts payable and accrued liabilities, respectively.

Income Taxes

The Company is the managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC in the unaudited condensed consolidated financial statements. Viant Technology LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with our IPO. As an entity classified as a partnership for tax purposes, Viant Technology LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Viant Technology LLC is passed through to, and included in the taxable income or loss of its members, including us. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Viant Technology LLC, based on Viant Technology Inc.'s 22.2% economic interest in Viant Technology LLC as of September 30, 2021.

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

Tax Receivable Agreement

The Company expects to obtain an increase in its share of tax basis in the net assets of Viant Technology LLC when Class B units are exchanged by the holders of Class B units for shares of Class A common stock of the Company and upon other qualifying transactions. Each change in outstanding shares of Class A common stock of the Company results in a corresponding increase or decrease in the Company's ownership of Class A units of Viant Technology LLC. The Company intends to treat any exchanges of Class B units as direct purchases of LLC interests for U.S. federal income tax purposes.  These increases in tax basis may reduce the amounts that the Company would otherwise pay in the future to various taxing authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

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

The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The Company calculates the liability under the TRA using a TRA model, which includes an assumption related to the fair market value of assets. The payment obligations under the TRA are obligations of the Company and not of Viant Technology LLC. Payments are generally due under the TRA within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of the Secured Overnight Financing Rate plus 500 basis points from the due date (without extensions) of such tax return.

The TRA provides that if (i) certain mergers, asset sales, other forms of business combinations, or other changes of control were to occur, (ii) there is a material breach of any material obligations under the TRA, or (iii) the Company elects an early termination of the TRA, then the TRA will terminate and the Company's obligations, or the Company's successor’s obligations, under the TRA will accelerate and become due and payable, based on certain assumptions, including an assumption that the Company would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA and that any Class B units that have not been exchanged are deemed exchanged for the fair market value of the Company's Class A common stock at the time of termination

Treasury Stock

We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our condensed consolidated balance sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as an increase in accumulated deficit in our condensed consolidated balance sheets.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. In March 2019, the FASB issued ASU No. 2019-01 which made further targeted improvements including clarification regarding the determination of fair value of lease assets and liabilities and statement of cash flows and presentation guidance. In June 2020, FASB issued ASU 2020-05, which extended the effective date of this guidance for non-public entities to fiscal years beginning after December 15, 2021. As a part of the Company’s election under the JOBS Act, the guidance is effective for the Company’s annual reporting period beginning after December 15, 2021 and interim reporting periods within the annual period beginning after December 15, 2022. We are in the process of analyzing existing lease agreements and anticipate that the adoption of

Topic 842 will materially affect our consolidated balance sheet.  We plan to adopt Topic 842 effective January 1, 2022 and are currently evaluating the use of optional practical expedients.

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

3. Revenue

The disaggregation of revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Over-time revenue	$1,136	$1,081	$3,344	$3,485
Point-in-time revenue	49,721	39,124	138,068	105,305
Total revenue	$50,857	$40,205	$141,412	$108,790

Remaining performance obligations for contracts with an original expected duration of greater than one year amounted to $6.9 million and $9.2 million as of September 30, 2021 and December 31, 2020, respectively, which primarily relate to deferred revenue and analytic services. As of September 30, 2021 and December 31, 2020, $1.5 million and $3.6 million, respectively, is expected to be recognized within one year, with the remaining amounts expected to be recognized thereafter.

During the nine months ended September 30, 2021, we recognized $1.4 million of revenue related to amounts that were included in deferred revenue as of December 31, 2020. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business. Deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded in the current portion of deferred revenue and the remaining amount is recorded as non-current portion of deferred revenue within the condensed consolidated balance sheets.

4. Property, Equipment and Software, Net

Major classes of property, equipment and software were as follows:

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
Capitalized software development costs	$59,156	$43,627
Computer equipment	1,827	1,575
Purchased software	32	32
Furniture, fixtures and office equipment	1,149	1,087
Leasehold improvements	2,161	2,115
Total property, equipment and software	64,325	48,436
Less: Accumulated depreciation	(41,675)	(34,607)
Total property, equipment and software, net	$22,650	$13,829

Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Platform operations	$2,080	$1,619	$5,424	$5,059
Sales and marketing	—	—	—	—
Technology and development	421	403	1,185	1,206
General and administrative	164	171	494	468
Total	$2,665	$2,193	$7,103	$6,733

For the three months ended September 30, 2021 and 2020, total interest cost incurred was $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2021 and 2020, total interest cost incurred was $0.7 million and $0.8 million, respectively. Interest costs capitalized during the three and nine months ended September 30, 2021 and 2020 were de minimis.

5. Intangible Assets, Net

The balances of intangibles assets and accumulated amortization are as follows:

	As of September 30, 2021
	Remaining Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Developed technology	1.3	$4,927	$(3,994)	$933
Customer relationships	2.3	2,300	(1,533)	767
Trademarks/tradenames	4.0	1,400	(1,007)	393
Total		$8,627	$(6,534)	$2,093

	As of December 31, 2020
	Remaining Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Developed technology	2.1	$4,927	$(3,469)	$1,458
Customer relationships	3.1	2,300	(1,287)	1,013
Trademarks/tradenames	4.2	1,400	(856)	544
Total		$8,627	$(5,612)	$3,015

Amortization recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Platform operations	$175	$175	$525	$525
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	132	132	396	396
Total	$307	$307	$921	$921

Estimated future amortization of intangible assets as of September 30, 2021 is as follows:

As of September 30, 2021
Year	(in thousands)
Remainder of 2021	$308
2022	1,119
2023	467
2024	107
2025	80
Thereafter	12
Total	$2,093

6. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
Accrued traffic acquisition costs	$20,922	$22,667
Other accrued liabilities	2,318	2,010
Total accrued liabilities	$23,240	$24,677

7. Long-Term Debt and Revolving Credit Facility

The Company’s debt and revolving credit facilities consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
Revolving credit facility	$17,500	$17,500
Paycheck Protection Program Loan	—	6,035
Total debt	17,500	23,535
Less: Current portion of long-term debt	—	(3,353)
Total long-term debt	$17,500	$20,182

As of December 31, 2020, the current portion of long-term debt related to the Paycheck Protection Program (“PPP”) Loan. The carrying value of the revolving credit facility as of September 30, 2021 and December 31, 2020 approximated its fair value as the interest rate is variable and approximates prevailing market interest rates for similar debt arrangements. The carrying value of the PPP Loan as of December 31, 2020 approximated its fair value, which was estimated using quoted market prices, based on estimated incremental borrowing rates for similar types of borrowing arrangements.

PPP Loan

Prior to the Company’s IPO, the Company received the proceeds from a loan on April 14, 2020 in the amount of approximately $6.0 million (the “PPP Loan”) from PNC Bank, as lender, pursuant to the PPP of the Coronavirus Aid, Relief, and Economic Security Act. The Company accounted for the PPP Loan as a financial liability in accordance with ASC Topic 470, Debt. Accordingly, the PPP Loan was recognized within long-term debt and current portion of long-term debt in the Company’s consolidated balance sheet and the related accrued interest was included within accrued liabilities in the Company’s consolidated balance sheet as of December 31, 2020. In June 2021, the Company received notice of forgiveness of the PPP Loan in whole, including all accrued unpaid interest. The Company recorded the forgiveness of approximately $6.0 million of principal and $0.1 million of accrued interest, which is included in gain on extinguishment of debt on the condensed consolidated statements of operations for the nine months ended September 30, 2021.

Revolving Credit Facility

On October 31, 2019, we entered into an asset-based revolving credit and security agreement with PNC Bank (the “Loan Agreement”). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of October 31, 2024. The Loan Agreement is collateralized by security interests in substantially all of our assets.

Advances under the Loan Agreement bear interest through maturity at a variable rate based upon our selection of either a Domestic Rate or a LIBOR Rate, plus an applicable margin (“Domestic Rate Loans” and “LIBOR Rate Loans”). The Domestic Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. The effective weighted average interest rate for the three and nine months ended September 30, 2021 was 3.61% and 3.61%, respectively. The applicable margin that commenced January 1, 2021 is between 1.50% to 2.25% for Domestic Rate Loans and between 3.50% and 4.25% for LIBOR Rate Loans based on maintaining certain undrawn availability ratios. For additional information regarding the applicable margin under the Loan Agreement, see Note 13—Subsequent Events. The facility fee for undrawn amounts under the Loan Agreement is 0.375% per annum. We will also be required to pay customary letter of credit fees, as necessary.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 1.40 to 1.00 at any time undrawn availability under the Loan Agreement is less than 25%. As of September 30, 2021, we are in compliance with all covenants.

8. Stock-Based Compensation

In connection with the IPO, which occurred on February 12, 2021, the Phantom Unit Plan was replaced by the 2021 LTIP.  On February 12, 2021, 6.2 million RSUs were granted under the Company’s 2021 LTIP. The Company is authorized to grant RSUs, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance stock awards under its 2021 LTIP. As of September 30, 2021, the Company has currently only granted RSUs and nonqualified stock options. Under the Company’s 2021 LTIP, 6.2 million shares remained available for grant as of September 30, 2021.

Stock-Based Compensation

Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Platform operations	$3,142	$—	$11,843	$—
Sales and marketing	4,859	—	23,586	—
Technology and development	3,015	—	10,983	—
General and administrative	4,399	—	15,780	—
Total	$15,415	$—	$62,192	$—

RSUs

The following summarizes RSU activity:

	Number of Shares
	(in thousands)	Weighted-Average Grant-Date Fair Value
RSUs outstanding as of December 31, 2020	—	$—
Granted	6,208	25.00
Vested	—	—
Canceled/forfeited	(26)	25.00
RSUs outstanding as of March 31, 2021	6,182	25.00
Granted	66	26.10
Vested	—	—
Canceled/forfeited	(64)	25.01
RSUs outstanding as of June 30, 2021	6,184	25.01
Granted	110	14.75
Vested	(2,457)	24.86
Canceled/forfeited	(452)	25.01
RSUs outstanding as of September 30, 2021	3,385	24.79

As of September 30, 2021, the Company had unrecognized stock-based compensation relating to RSUs of approximately $84.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Nonqualified Stock Options

The following summarizes nonqualified stock option activity:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding as of December 31, 2020	—	$—
Granted	—	—
Exercised	—	—
Canceled	—	—
Expired	—	—
Options outstanding as of March 31, 2021	—	—
Granted	67	26.09
Exercised	—	—
Canceled	—	—
Expired	—	—
Options outstanding as of June 30, 2021	67	26.09
Granted	86	13.74
Exercised	—	—
Canceled	(6)	25.86
Expired	—	—
Options outstanding as of September 30, 2021	147	18.91	9.8	$4

The weighted-average grant-date fair value of the nonqualified stock options granted during the three and nine months ended September 30, 2021 was $13.74 and $19.15, respectively. As of September 30, 2021, there were no nonqualified stock options vested or exercisable. The Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $1.5 million, which is expected to be recognized over a weighted-average period of 3.8 years, as of September 30, 2021.

The following table presents the assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options for the three and nine months ended September 30, 2021. Black-Scholes assumptions have not been disclosed for any other periods presented as there were no nonqualified stock options granted in those periods.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Risk free interest rate	1.2%	1.2%
Expected volatility	61.1%	61.1%
Expected term (in years)	5.9	5.9
Expected dividend yield	0.0%	0.0%

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

Issuance of Shares

Upon vesting of shares under the LTIP, we will issue treasury stock. If treasury stock is not available, Class A common stock will be issued.

9. Income Taxes and Tax Receivable Agreement

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences related to forgiveness of the PPP Loan and the valuation allowance against the deferred tax asset.   The Company did not recognize an income tax expense/(benefit) on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 77.8% due to the full valuation allowance against its deferred tax assets, resulting in an effective tax rate of 0.0% for the three and nine months ended September 30, 2021.

As of September 30, 2021, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize our deferred tax assets including the difference in our tax basis in excess of the financial reporting value for our investment in Viant Technology LLC.  Consequently, we have established a full valuation allowance against our deferred tax assets as of September 30, 2021. In the event that management subsequently determines that it is MLTN that we will realize our deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company has concluded based on applicable accounting standards and the weight of all available evidence, that it was MLTN that its deferred tax assets subject to the TRA would not be realized as of September 30, 2021.  Therefore, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of such deferred tax assets after concluding it was not probable that such TRA liability would be paid based on its estimates of future taxable income. The total unrecorded TRA liability increased from $9.1 million for the six months ended June 30, 2021, to $10.2 million for the nine months ended September 30, 2021. The increase was driven by exchanges of Class B units for shares of Class A common stock of the Company during the three months ended September 30, 2021. For additional information regarding the exchanges of Class B units for Class A common stock, see Note 11—Noncontrolling Interests. If utilization of the deferred tax assets subject to the TRA becomes MLTN in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.

10. Earnings (Loss) Per Share/Unit

Prior to the Reorganization Transactions that occurred on February 12, 2021, the Viant Technology LLC membership structure included certain convertible preferred units and common units. As a result of the Reorganization Transactions, Class B units of Viant Technology LLC are exchangeable in the future for Class A common stock of the Company. As the conversion of Viant Technology LLC preferred and common units to Class B units was not done in a proportionate manner with respect to the rights and economic interests of the former Viant Technology LLC unit holders compared to those of the new Class B unit/shareholders in Viant Technology LLC and Viant Technology Inc., we do not believe it is appropriate to retrospectively adjust these units. Accordingly, the earnings per unit calculation presented for the three and nine months ended September 30, 2020 reflects units of the membership structure prior to the Reorganization Transactions.

For the three and nine months ended September 30, 2021, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders for the period subsequent to the Reorganization Transactions, by the weighted average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

For the three and nine months ended September 30, 2020, basic earnings (loss) per unit represents net income (loss) divided by the weighted-average number of units outstanding. Diluted net income (loss) per share has been computed in a manner consistent with that of basic net loss per share while considering all shares of potentially dilutive common units that were outstanding during the period, inclusive of the convertible preferred units using the if-converted method and the incentive common units using the treasury stock method, if dilutive. For the three and nine months ended September 30, 2020, there were no potential dilutive units related to incentive common units as they were all issued as of the beginning of the year.

The undistributed earnings for the three and nine months ended September 30, 2020 have been allocated based on the participation rights of the convertible preferred and common units as if the earnings for the period have been distributed. As the participation in distributed and undistributed earnings is identical for both classes, the distributed and undistributed earnings are allocated on a proportionate basis.

The following table presents the calculation of basic and diluted net earnings (loss) per share/unit for the three and nine months ended September 30, 2021, the period following the Reorganization Transactions, and for the three and nine months ended September 30, 2020. See Note 2 for additional information related to basic and diluted net loss per share/unit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share/unit data)		(in thousands, except per share/unit data)
Numerator
Net income (loss)	$(12,160)	$7,478	$(45,127)	$7,777
Less: Net loss attributable to noncontrolling interests	(9,623)	—	(35,829)	—
Less: Undistributed earnings attributable to participating securities	—	(4,487)	—	(4,666)
Net income (loss) attributable to Viant Technology Inc./common unitholders	$(2,537)	$2,991	$(9,298)	$3,111
Denominator
Weighted-average shares of Class A common stock/units outstanding—basic	12,489	400	11,894	400
Convertible preferred units	—	600	—	600
Weighted-average shares of Class A common stock/units outstanding—diluted	12,489	1,000	11,894	1,000

Earnings (loss) per share of Class A common stock/unit—basic	$(0.20)	$7.48	$(0.78)	$7.78
Earnings (loss) per share of Class A common stock/unit—diluted	$(0.20)	$7.48	$(0.78)	$7.78

Anti-dilutive shares/units excluded from earnings (loss) per share of Class A common stock/unit—diluted:
Restricted stock units	3,385	—	3,385	—
Non-qualified stock options	147	—	147	—
Shares of Class B common stock	47,137	—	47,137	—
Total shares excluded from earnings (loss) per share of Class A common stock/unit—diluted	50,669	—	50,669	—

11. Noncontrolling Interests

We are the sole managing member of Viant Technology LLC and, as a result, consolidate the financial results of Viant Technology LLC. We report noncontrolling interests representing the economic interests in Viant Technology LLC held by the other members of Viant Technology LLC. The Viant Technology LLC Agreement classifies the interests acquired by the Company as Class A units, reclassified the interests held by the continuing members of Viant Technology LLC as Class B units and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in Viant Technology LLC while retaining control of Viant Technology LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Class B units in Viant Technology LLC by the other members and future issuances of Class A common stock under the 2021 LTIP will result in a change in ownership, where the Company will rebalance the noncontrolling interest balance as of the reporting date, offset by a change in additional-paid-in-capital.

The following table summarizes the ownership of Viant Technology LLC:

	As of September 30, 2021		As of February 12, 2021
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	13,482,550	22.2%	11,500,000	19.5%
Noncontrolling interests	47,137,130	77.8%	47,435,559	80.5%
Total	60,619,680	100.0%	58,935,559	100.0%

          During the three and nine months ended September 30, 2021, noncontrolling interests exchanged 0.3 million Class B units of Viant Technology, LLC for 0.3 million shares of the Company’s Class A common stock, which also resulted in the cancellation of 0.3 million shares of the Company’s Class B common stock that was previously held by noncontrolling interests with no additional consideration provided.

The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands)	(in thousands)
Net loss attributable to Viant Technology Inc.	$(2,537)	$(9,298)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. as a result in ownership changes in Viant Technology LLC	(40,427)	(40,427)
Net decrease in equity of Viant Technology Inc. due to equity interest transactions with noncontrolling interests	$(42,964)	$(49,725)

12. Commitments and Contingencies

Lease Commitments

The Company conducts its operations in 10 office spaces around the United States that are under operating leases that expire over the next ten years. Rent expense on operating leases was $1.2 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $3.2 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively. The current portion of deferred rent of $0.2 million and $0.4 million as of September 30, 2021 and December 31, 2020, respectively, is included in other current liabilities. The non-current portion of deferred rent of $0.6 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively, is included in other long-term liabilities.

Future minimum payments under the Company’s non-cancelable operating leases, which are primarily related to office leases, as of September 30, 2021 are as follows:

As of September 30, 2021
Year	(in thousands)
Remainder of 2021	1,032
2022	2,923
2023	3,953
2024	3,060
2025 and thereafter	19,705
Total minimum payments	$30,673

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

Guarantees and Indemnities

The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of September 30, 2021.

13. Subsequent Events

In October 2021, the Company entered into an agreement with PNC Bank to amend the Loan Agreement, effective October 15, 2021. This amendment decreased the applicable margin to a range of 0.75% to 1.25%, replacing the previous applicable margin range of 1.50% to 2.25% for Domestic Rate Loans, and decreased the applicable margin to a range of 1.75% to 2.25%, replacing the previous applicable margin range of 3.50% to 4.25% for LIBOR Rate Loans, based on maintaining certain undrawn availability ratios.

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

We discuss many of these risks in our Annual Report on Form 10-K for the year ended December 31, 2020 in greater detail under the heading “Risk Factors” and in other filings we make from time to time with the Securities and Exchange Commission (“SEC”). Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

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

Our financial results include:

•

Revenue of $50.9 million and $40.2 million for the three months ended September 30, 2021 and 2020, respectively, representing an increase of 26.5%, and $141.4 million and $108.8 million for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of 30.0%;

•

Gross profit of $21.9 million and $20.1 million for the three months ended September 30, 2021 and 2020, respectively, representing an increase of 9.0%, and $56.4 million and $46.5 million for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of 21.3%;

•

Contribution ex-TAC* of $34.1 million and $28.0 million for the three months ended September 30, 2021 and 2020, respectively, representing an increase of 21.7%, and $93.0 million and $71.4 million for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of 30.3%;

•

Net loss of $12.2 million and net income of $7.5 million for the three months ended September 30, 2021 and 2020, respectively, and net loss of $45.1 million and net income $7.8 million for the nine months ended September 30, 2021 and 2020, respectively;

•

Non-GAAP net income* of $3.1 million and $7.5 million for the three months ended September 30, 2021 and 2020, respectively, and non-GAAP net income of $10.5 million and $7.8 million for the nine months ended September 30, 2021 and 2020, respectively; and

•

Adjusted EBITDA* of $6.5 million and $10.2 million for the three months ended September 30, 2021 and 2020, respectively, representing a decrease of 37.0%, and $19.7 million and $16.2 million for the nine months ended September 30, 2021 and 2020, respectively, representing an increase of 21.3%.

*Contribution ex-TAC, previously referred to as Revenue ex-TAC in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, Adjusted EBITDA, and non-GAAP net income are non-GAAP measures. For a detailed discussion of our key operating and financial performance metrics and a reconciliation of contribution ex-TAC, Adjusted EBITDA, and non-GAAP net income to the most directly comparable financial measures calculated in accordance with GAAP, see “—Key Operating and Financial Performance Metrics—Use of Non-GAAP Financial Measures.”

Factors Affecting Our Performance

COVID-19

In March 2020, the World Health Organization characterized COVID-19 a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 has since spread across the globe and impacted economic activity worldwide.

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

Attract, Retain and Grow our Customer Base

Our recent growth has been driven by expanding the use of our platform by our existing customers as well as adding new customers. We believe that our customers value our solutions, as our average contribution ex-TAC per Active Customer for the twelve months ended September 30, 2021 was $433,000, an increase of $14,000, or 3.3%, compared to the twelve months ended December 31, 2020 and an increase of $29,000, or 7.3%, compared to twelve months ended September 30, 2020. The number of Active Customers for the twelve months ended September 30, 2021 was 305, increasing by 41 customers, or 15.5%, from the twelve months ended December 31, 2020 and increased by 47 customers, or 18.2%, from the twelve months ended September 30, 2020. We review changes in the use of our platform as represented by changes in aggregate spend on the platform as a metric of customer engagement. Platform spend increased by 28% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and 30% during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. For a detailed discussion of our key operating metrics including the definition of Active Customers, see “—Key Operating and Financial Performance Metrics—Use of Non-GAAP Financial Measures.”

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

Results of Operations

The following tables set forth our consolidated results of operations, our consolidated results of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$50,857	$40,205	$141,412	$108,790
Operating expenses(1):
Platform operations	28,967	20,124	85,026	62,316
Sales and marketing	15,131	6,521	49,869	19,393
Technology and development	6,590	1,946	20,521	6,080
General and administrative	11,981	3,861	36,477	12,408
Total operating expenses	62,669	32,452	191,893	100,197
Income (loss) from operations	(11,812)	7,753	(50,481)	8,593
Total other expense (income), net	348	275	(5,354)	816
Net income (loss)	(12,160)	7,478	(45,127)	7,777
Less: Net loss attributable to noncontrolling interests	(9,623)	—	(35,829)	—
Net income (loss) attributable to Viant Technology Inc.	$(2,537)	$7,478	$(9,298)	$7,777

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(% of revenue*)		(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	57%	50%	60%	57%
Sales and marketing	30%	16%	35%	18%
Technology and development	13%	5%	15%	6%
General and administrative	24%	10%	26%	11%
Total operating expenses	123%	81%	136%	92%
Income (loss) from operations	(23)%	19%	(36)%	8%
Total other expense (income), net	1%	1%	(4)%	1%
Net income (loss)	(24)%	19%	(32)%	7%
Less: Net loss attributable to noncontrolling interests	(19)%	—	(25)%	—
Net income (loss) attributable to Viant Technology Inc.	(5)%	19%	(7)%	7%
*	Percentages may not sum due to rounding
(1)	Stock-based compensation, depreciation, and amortization included above were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Stock-based compensation:
Platform operations	$3,142	$—	$11,843	$—
Sales and marketing	4,859	—	23,586	—
Technology and development	3,015	—	10,983	—
General and administrative	4,399	—	15,780	—
Total stock-based compensation	$15,415	$—	$62,192	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Depreciation:
Platform operations	$2,080	$1,619	$5,424	$5,059
Sales and marketing	—	—	—	—
Technology and development	421	403	1,185	1,206
General and administrative	164	171	494	468
Total depreciation	$2,665	$2,193	$7,103	$6,733

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Amortization:
Platform operations	$175	$175	$525	$525
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	132	132	396	396
Total amortization	$307	$307	$921	$921

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Revenue	$50,857	$40,205	$10,652	26%

Revenue increased by $10.7 million, or 26%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Despite ongoing adverse impacts of the COVID-19 pandemic, we have continued to experience increased customer usage of our platform, particularly in the percentage of spend pricing option, and continuing demand for our people-based advertising products and services. Platform spend increased by 28% in the comparative period.

Platform Operations

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Traffic acquisition costs	$16,780	$12,210	$4,570	37%
Other platform operations	12,187	7,914	4,273	54%
Total platform operations	$28,967	$20,124	$8,843	44%
Platform operations as a percentage of revenue	57%	50%

Platform operations expense increased by $8.8 million, or 44%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This is comprised of a $4.6 million increase in traffic acquisition costs (“TAC”), which is a variable function of revenue associated with our fixed CPM pricing option and an increase of $4.3 million in other platform operations expense. The increase in other platform operations is primarily driven by a $3.1 million increase in stock-based compensation related to our 2021 LTIP, a $0.5 million increase in depreciation and a $0.5 million increase in personnel costs due to the increase in headcount.

Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Sales and marketing	$15,131	$6,521	$8,610	132%
Percentage of revenue	30%	16%

Sales and marketing expense increased by $8.6 million, or 132%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in sales and marketing expense was primarily due to a $4.9 million increase in stock-based compensation related to our 2021 LTIP, a $2.3 million increase in personnel costs and overhead allocated to sales and marketing as a result of the departments’ headcount increasing and becoming a larger percentage of total headcount, a $0.4 million increase in travel and entertainment and a $1.0 million increase in advertising.

Technology and Development

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Technology and development	$6,590	$1,946	$4,644	239%
Percentage of revenue	13%	5%

Technology and development expense increased by $4.6 million, or 239%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in technology and development expense was primarily attributable to a $3.0 million increase in stock-based compensation related to our 2021 LTIP, a $1.3 million increase in personnel and overhead cost allocation as a result of an increase in headcount to support our continued investment in developed technology and a $0.1 million increase in software and subscription license expenses.

General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
General and administrative	$11,981	$3,861	$8,120	210%
Percentage of revenue	24%	10%

General and administrative expense increased by $8.1 million, or 210%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in general and administrative expense was primarily attributable to a $4.4 million increase in stock-based compensation related to our 2021 LTIP, a $1.2 million increase in insurance and legal expenses associated with being a publicly traded company, a $1.3 million increase in personnel costs due to the increase in headcount, a $0.4 increase in accounting expenses, a $0.4 million increase in recruiting expenses and a $0.1 million increase in rent expense.

Total Other Expense (Income), Net

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Total other expense (income), net	$348	$275	$73	27%
Percentage of revenue	1%	1%

Total other expense (income), net increased by $0.1 million, or 27%, during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in total other expense (income), net was primarily due to a $0.1 million loss on disposal of capitalized software development costs.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Revenue	$141,412	$108,790	$32,622	30%

Revenue increased by $32.6 million, or 30%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Despite ongoing adverse impacts of the COVID-19 pandemic, we have continued to experience increased customer usage of our platform, particularly in the percentage of spend pricing option, and continuing demand for our people-based advertising products and services. Platform spend increased by 30% in the comparative period.

Platform Operations

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Traffic acquisition costs	$48,395	$37,409	$10,986	29%
Other platform operations	36,631	24,907	11,724	47%
Total platform operations	$85,026	$62,316	$22,710	36%
Platform operations as a percentage of revenue	60%	57%

Platform operations expense increased by $22.7 million, or 36%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in platform operations is primarily driven by an $11.8 million increase in stock-based compensation related to our 2021 LTIP, a $0.5 million increase in personnel costs, a $0.4 million increase in depreciation, and an $11.0 million increase in TAC, which is a variable function of revenue associated with our fixed CPM pricing option, partially offset by a decrease of $1.1 million in cloud costs due to continued efforts to increase cloud infrastructure efficiencies.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Sales and marketing	$49,869	$19,393	$30,476	157%
Percentage of revenue	35%	18%

Sales and marketing expense increased by $30.5 million, or 157%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in sales and marketing expense was primarily due to a $23.6 million increase in stock-based compensation related to our 2021 LTIP, a $5.1 million increase in personnel costs and in the amount of overhead allocated to sales and marketing as a result of the departments’ headcount increasing and becoming a larger percentage of total headcount, a $1.3 million increase in advertising and a $0.3 million increase in travel and entertainment.

Technology and Development

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Technology and development	$20,521	$6,080	$14,441	238%
Percentage of revenue	15%	6%

Technology and development expense increased by $14.4 million, or 238%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in technology and development expense was primarily attributable to a $11.0 million increase in stock-based compensation related to our 2021 LTIP, a $3.2 million increase in personnel costs as a result of an increase in headcount to support our continued investment in developed technology and a $0.2 million increase in software and subscription license expenses.

General and Administrative

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
General and administrative	$36,477	$12,408	$24,069	194%
Percentage of revenue	26%	11%

General and administrative expense increased by $24.1 million, or 194%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in general and administrative expense was primarily attributable to a $15.8 million increase in stock-based compensation related to our 2021 LTIP, a $4.0 million increase in insurance, legal and accounting expenses associated with being a publicly traded company, a $2.9 million increase in personnel costs due to the increase in headcount, a $1.1 million increase in recruiting expenses and a $0.2 million increase in software and subscription license expenses.

Total Other Expense (Income), Net

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Total other expense (income), net	$(5,354)	$816	$(6,170)	(756%)
Percentage of revenue	(4%)	1%

Total other expense (income), net increased by $6.2 million, or 756%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in total other expense (income), net was primarily due to a $6.1 million gain on debt extinguishment as a result of the forgiveness of Company’s PPP Loan and related accrued interest. For additional information regarding forgiveness of the Company’s PPP Loan, see Note 7—Long-Term Debt and Revolving Credit Facility to our condensed consolidated financial statements.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change (%)	2021	2020	Change (%)
	(in thousands, except for percentages, per share data and number of customers)			(in thousands, except for percentages, per share data and number of customers)
Operating and Financial Performance Metrics
Contribution ex-TAC	$34,077	$27,995	22%	$93,017	$71,381	30%
Adjusted EBITDA	$6,454	$10,242	(37%)	$19,682	$16,220	21%
Adjusted EBITDA as a percentage of contribution ex-TAC	19%	37%		21%	23%
Non-GAAP net income	$3,092	$7,478	(59%)	$10,476	$7,777	35%
Non-GAAP earnings (loss) per share—basic(1)	$0.04	N/A	N/A	$0.12	N/A	N/A
Non-GAAP earnings (loss) per share—diluted(1)	$0.04	N/A	N/A	$0.12	N/A	N/A
Number of Active Customers(2)	305	258	18%	305	258	18%
Average contribution ex-TAC per Active Customer(2)	$433	$404	7%	$433	$404	7%

(1)Non-GAAP earnings (loss) per share was not adjusted for the prior comparative periods presented. For the discussion on why  prior periods were not adjusted, see “—Non-GAAP Earnings (loss) per Share.”

(2)We define an Active Customer as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. We define average contribution ex-TAC per Active Customer as contribution ex-TAC for the trailing twelve month period presented divided by Active Customers. For a detailed discussion of average contribution ex-TAC per Active Customer and Active Customers, see “—Number of Active Customers and Average Contribution ex-TAC per Active Customer.”

Contribution ex-TAC

Contribution ex-TAC, previously referred to as Revenue ex-TAC in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, is a non-GAAP financial measure. Gross profit is the most comparable GAAP measurement, which is calculated as revenue less platform operations. In calculating contribution ex-TAC, we add back other platform operations expense to gross profit. Contribution ex-TAC is a key profitability measure used by our management and board of directors to understand and evaluate our operating performance and trends, develop short- and long-term operational plans and make strategic decisions regarding the allocation of capital. In particular, we believe that contribution ex-TAC can provide a measure of period-to-period comparisons for all pricing options within our business. Accordingly, we believe that this measure provides information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue	$50,857	$40,205	$141,412	$108,790
Less: Platform operations	(28,967)	(20,124)	(85,026)	(62,316)
Gross profit	21,890	20,081	56,386	46,474
Add back: Other platform operations	12,187	7,914	36,631	24,907
Contribution ex-TAC	$34,077	$27,995	$93,017	$71,381

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

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including revenue, net income (loss) and cash flows. The following table presents the reconciliation of net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income (loss)	$(12,160)	$7,478	$(45,127)	$7,777
Add back:
Interest expense, net	227	264	703	789
Depreciation and amortization	2,972	2,500	8,024	7,654
Stock-based compensation	15,415	—	62,192	—
Less:
Gain on extinguishment of debt	—	—	(6,110)	—
Adjusted EBITDA	$6,454	$10,242	$19,682	$16,220

The following table presents the reconciliation of net income (loss) as a percentage of gross profit to Adjusted EBITDA as a percentage of contribution ex-TAC for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except for percentages)		(in thousands, except for percentages)
Gross profit	$21,890	$20,081	$56,386	$46,474
Net income (loss)	$(12,160)	$7,478	$(45,127)	$7,777
Net income (loss) as a percentage of gross profit(1)	N/M	37%	N/M	17%
Contribution ex-TAC(2)	$34,077	$27,995	$93,017	$71,381
Adjusted EBITDA(3)	$6,454	$10,242	$19,682	$16,220
Adjusted EBITDA as a percentage of contribution ex-TAC	19%	37%	21%	23%

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

Non-GAAP Net Income (Loss)

Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss), the most comparable GAAP measurement, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation, gain on debt extinguishment, and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

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

The following table presents the reconciliation of net income (loss) to non-GAAP net income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income (loss)	$(12,160)	$7,478	$(45,127)	$7,777
Add back: Stock-based compensation	15,415	—	62,192	—
Less: Gain on extinguishment of debt	—	—	(6,110)	—
Less: Income tax effect related to Viant Technology Inc.'s share of adjustments	(163)	—	(479)	—
Non-GAAP net income	$3,092	$7,478	$10,476	$7,777

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

•

although the stock-based compensation related to the 2021 LTIP referred to above is non-cash in nature, non-GAAP earnings (loss) per share does not reflect its impact on net income (loss) attributable to all common shareholders; and

•

although the gain on debt extinguishment related to the forgiveness of our PPP Loan and related accrued interest is non-cash in nature, non-GAAP earnings (loss) per share does not reflect its impact on net income (loss) attributable to all common shareholders.

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

Diluted non-GAAP earnings (loss) per share adjusts the basic non-GAAP earnings (loss) per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock.  For the three and nine months ended September 30, 2021, Class B common stock and nonqualified stock options amounts have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method, respectively.

The following table presents the reconciliation of earnings (loss) per share to non-GAAP earnings (loss) per share for the three and nine months ended September 30, 2021. Earnings (loss) per share was not adjusted for any other periods presented as there was no stock-based compensation or gain on debt extinguishment in those periods.

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
			Non-GAAP			Non-GAAP
	(Loss) per		Earnings	(Loss) per		Earnings
	Share	Adjustments	per Share	Share	Adjustments	per Share
	(in thousands, except per share data)
Numerator
Net loss	$(12,160)	$—	$(12,160)	$(45,127)	$—	$(45,127)
Adjustments:
Add back: Stock-based compensation	—	15,415	15,415	—	62,192	62,192
Less: Gain on extinguishment of debt	—	—	—	—	(6,110)	(6,110)
Less: Income tax effect related to Viant Technology Inc.'s share of adjustments (1)	—	(163)	(163)	—	(479)	(479)
Non-GAAP net income (loss)	(12,160)	15,252	3,092	(45,127)	55,603	10,476
Less: Net income (loss) attributable to noncontrolling interests (2)	(9,623)	12,211	2,588	(35,829)	44,825	8,996
Net income (loss) attributable to Viant Technology, Inc.—basic	(2,537)	3,041	504	(9,298)	10,778	1,480
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	1	1	—	251	251
Less: Income tax effect from the assumed exchange of RSUs for Class A common stock(1)	—	—	—	—	(61)	(61)
Net income (loss) attributable to Viant Technology, Inc.—diluted	$(2,537)	$3,042	$505	$(9,298)	$10,968	$1,670
Denominator
Weighted-average shares of Class A common stock outstanding—basic	12,489	—	12,489	11,894	—	11,894
Effect of dilutive securities:
RSUs	—	734	734	—	1,959	1,959
Weighted-average shares of Class A common stock outstanding—diluted	12,489	734	13,223	11,894	1,959	13,853

Earnings (loss) per share of Class A common stock—basic	$(0.20)	$0.24	$0.04	$(0.78)	$0.90	$0.12
Earnings (loss) per share of Class A common stock—diluted	$(0.20)	$0.24	$0.04	$(0.78)	$0.90	$0.12

Anti-dilutive shares/units excluded from earnings (loss) per share of Class A common stock/unit—diluted:
Non-qualified stock options			147			147
Shares of Class B common stock			47,137			47,137
Total shares excluded from earnings (loss) per share of Class A common stock/unit—diluted			47,284			47,284
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

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $242.6 million and working capital, consisting of current assets less current liabilities, of $254.8 million. We believe our existing cash, cash flow from operations, and undrawn availability under our credit facility will be sufficient to meet our working capital requirements for at least the next 12 months.

The Company is a holding company with no operations of its own and is dependent on distributions from Viant Technology LLC, including payments under the TRA, to pay its taxes and other expenses. The Loan Agreement, imposes, and any future credit facilities may impose, limitations on the ability of Viant Technology LLC or the Company to pay dividends to third parties.

For additional information regarding our revolving credit facility, see Note 7—Long-Term Debt and Revolving Credit Facility to our condensed consolidated financial statements.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$30,085	$14,182
Cash flows used in investing activities	(5,963)	(5,828)
Cash flows provided by financing activities	208,859	377
Increase in cash	$232,981	$8,731

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

During the nine months ended September 30, 2021, cash provided by operating activities of $30.1 million resulted primarily from a net loss of $45.1 million offset by noncash add back adjustments to net loss of $62.2 million for stock-based compensation, $8.0 million for depreciation and amortization, $0.2 million in recovery of doubtful accounts, gain on debt extinguishment of $6.1 million and an increase in net working capital (excluding deferred revenue and other liabilities) of $12.6 million, offset by a decrease in deferred revenue of $1.4 million and a decrease in other liabilities of $0.1 million.

During the nine months ended September 30, 2020, cash provided by operating activities of $14.2 million resulted primarily from net income of $7.8 million, noncash add back adjustments to net income of $7.4 million for depreciation, amortization and recoveries of doubtful accounts and an increase in net working capital (excluding deferred revenue and other liabilities) of $1.3 million, offset by a decrease in deferred revenue of $1.6 million and a decrease in other liabilities of $0.7 million.

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

During the nine months ended September 30, 2021 and 2020, cash used in investing activities of $6.0 million and $5.8 million, respectively, resulted primarily from investments in capitalized software development costs.

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

During the nine months ended September 30, 2021, cash provided by financing activities of $208.9 million resulted primarily from $232.5 million of IPO proceeds, net of underwriting discounts, partially offset by payments of $2.6 million in offering costs, $7.3 million in payments of member tax distributions and $13.7 million in taxes paid related to the net share settlement of equity awards.

During the nine months ended September 30, 2020, cash provided by financing activities of $0.4 million resulted from $6.0 million in proceeds through the Company’s PPP Loan, net against $5.5 million in payments for member tax distributions.

Off-Balance Sheet Arrangements

We do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We did not have any off-balance sheet arrangements as of September 30, 2021 other than operating leases and the indemnification agreements described in Note 12 to our condensed consolidated financial statements.

Contractual Obligations

Our principal commitments consist of our debt obligations and non-cancelable leases for our various office facilities. In certain cases, the terms of the lease agreements provide for rental payments on a graduated basis.

In August 2021, the Company entered into an agreement to amend the lease of our office headquarters in Irvine, California.  The amendment extends the term of the lease by 8 years and 11 months from July 2022 to May 2031 and increases the rentable square footage to 55,596 square feet from 47,733 square feet. As of September 30, 2021, the future minimum payments related to this lease totaled approximately $26.5 million.

We have made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and thus, there are no claims that we are aware of that could have a material effect on our condensed consolidated financial statements. Accordingly, no amounts for any additional obligations have been recorded as of September 30, 2021.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, stock-based compensation, income taxes, allowances for doubtful accounts, the useful lives of capitalized software development costs and other property, equipment and software, assumptions used in the impairment analyses of long-lived assets and goodwill and assumptions used in the fair valuation of equity-based payment arrangements have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the nine months ended September 30, 2021, there have been no material changes in our exposure to market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarter ended September 30, 2021. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-

effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for changes previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/21 to 7/31/21	—	—	—	—
8/1/21 to 8/31/21	0.8	$17.73	—	—
9/1/21 to 9/30/21	—	—	—	—
Total	0.8	$17.73	$—	$—

(1) Represents the shares of common stock (in millions) withheld from restricted stock units to satisfy the applicable tax withholding obligations incidental to the vesting of such awards.

(2) Represents the average price paid per share of common stock withheld from the restricted stock units on the date of withholding.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2021)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2021)

10.1*	Fifth Amendment to Revolving Credit and Security Agreement and Guaranty dated October 15, 2021 with PNC Bank, National Association as agent and the lenders party thereto.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viant Technology Inc.

Date: November 10, 2021	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman

Date: November 10, 2021	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer