Form 10-K
period 2021-12-31
Viant Technology Inc.
filed 2022-03-10
CIK 1828791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Global Select Market on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $342.5 million.

As of March 8, 2022, there were 13,741,508 shares and 47,082,260 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements, other than statements of historical fact included in this Annual Report, including, without limitation, statements regarding our financial position, business strategy and other plans and objectives for our future operations, are forward-looking statements. These statements include declarations regarding our management’s beliefs and current expectations. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative of such words or other similar terms or expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our demand side platform in enabling the programmatic purchase of advertising in the digital advertising industry; our product strategy; our efforts to enhance the security and privacy of our platform; the potential impacts of the COVID-19 pandemic and related public health measures on our business, the business of our customers, suppliers and channel partners, and the economy; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our consolidated financial statements.

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

The forward-looking statements contained in this Annual Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors.” Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and we caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws. You should read this Annual Report, and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission (“SEC”), with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report. You should carefully consider these risks and uncertainties when investing in our Class A common stock. Some of the principal risks and uncertainties include the following:

•

Our success and revenue growth are dependent on adding new customers, effectively educating and training our existing customers on how to make full use of our platform and increasing usage of our platform by our customers;

•	We may not realize the expected benefits of an industry shift away from cookie-based consumer tracking as such shift may not occur as rapidly as we expect or may not be realized at all;
•	The effects of the ongoing COVID-19 pandemic and other adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition;
•	If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain customers and our revenue and results of operations may decline;
•	The market for programmatic advertising is evolving. If this market develops slower or differently than we expect, our business, operating results and financial condition would be adversely affected;
•

We receive a significant amount of revenue from a select number of advertising agency holding companies, owning various advertising agencies, and the loss of advertising agencies as customers could harm our business, operating results and financial condition;

•

We often have long sales cycles, which can result in significant time between initial contact with a prospect and execution of a customer agreement, making it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers;

•	If our access to advertising inventory is diminished or fails to grow, our revenue could decline and our growth could be impeded;
•	If our access to people-based data is diminished, the effectiveness of our platform would be decreased, which could harm our operating results and financial condition;
•

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increase the cost of data, reduce the availability of data, adversely affect the demand for our products and services, or other adverse business consequences;

•

Our business or ability to operate our platform could be impacted by changes in the technology industry by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies,” could cause instability in the advertising technology industry;

•

A significant inadvertent disclosure or breach of our information technology systems or data, or of the security of our or our customers’, suppliers’, or other third parties’ upon which we rely could be detrimental to our business, reputation and results of operations;

•

Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and harming our business;

•

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations;

•

We may experience fluctuations in our operating results, which could make our future operating results difficult to predict or cause our operating results to fall below securities analysts’ and investors’ expectations;

•	As our costs increase, we may not be able to generate sufficient revenue to sustain profitability;
•	The market price of our Class A common stock has been and may continue to be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment;

•

We are a “controlled company” within the meaning of the listing standards of the Nasdaq Global Select Market and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements; and

•

If we fail to maintain or implement effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business and the per share price of our Class A common stock.

PART I

Item 1. Business.

Our Company

We are an advertising software company. Our software enables the programmatic purchase of advertising, which is the electronification of the advertising buying process. Programmatic advertising is rapidly taking market share from traditional ad sales channels, which require more staffing, offer less transparency and involve higher costs to buyers.

Our demand side platform (“DSP”), Adelphic, is an enterprise software platform that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across most channels. Through our technology, a marketer can easily buy ads on desktop, mobile, connected TV, linear TV, in-game streaming audio and digital billboards.

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

Marketers use our software to deliver advertising campaigns to their desired target audience across channels and formats. Through platform integrations, we offer our customers access to omnichannel advertising inventory, which refers to media available across devices, channels and formats. This includes access to approximately 300 million unique desktop and mobile users, approximately 115 million connected TV households, approximately 112 million linear TV households, over 200 million unique digital audio users, and approximately 158,000 unique digital billboards in the United States. Our platform supports a full range of transaction types including real-time bidding, private marketplace and programmatic guaranteed, allowing customers to easily source and integrate ad inventory directly from publishers and private marketplaces.

We enable deep data access through our data integrations to authenticate user identities across a range of devices. Our matching of people-based identifiers enables us to be the nexus point with more than 70 data partners, providing customers with deep access to people-based data across market verticals such as automotive, entertainment, business to business, retail, consumer packaged goods, travel and tourism, and healthcare. Our proprietary identity graph has linked approximately 115 million households to an estimated 1 billion connected devices and is combined with access to approximately 280,000 audience attributes in the United States, which we believe makes it one of the largest in the industry.

Our customers are advertising buyers including large advertising holding companies, independent advertising agencies, mid-market advertising service organizations as well as marketers that rely on our self-service software platform for their programmatic ad buying needs. We are a trusted partner to our customers and have had a 95% customer satisfaction rating for the last four years based on Viant’s Annual Adelphic Customer Satisfaction Survey. Many of our customers use our software as their primary DSP.

Our platform is built on people-based data. Using our identity resolution capabilities and identity graph, marketers and their advertising agencies can identify targeted consumers using real-world identifiers rather than relying primarily on cookies to track users. We believe the industry is shifting to a people-based framework to replace cookies in delivering personalized advertising, particularly for identification. People-based data allows marketers to deliver personalized advertising while being able to accurately link ad impressions across multiple devices and to customer sales and measure the impact of their ad spend. In addition, people-based data allows consumers to know who is collecting their data and what it is being used for, and also gives them the right to delete or stop use of their data for personalized advertising. Many of our competitors rely on cookies for the targeting and measurement of digital advertising but this technology has not been effective at accurately measuring the real impact of a marketer’s ad spend on their business results. Apple’s popular web browser, Safari, currently does not allow third-party cookies and Google has announced plans to entirely disallow third-party cookies in their Chrome browser in 2023. This market change has created an increase in demand by marketers actively looking for platforms like ours that offer an alternative to cookie-based tracking, which we believe is strengthening our strategic position.

Programmatic advertising has proven its value to marketers and more organizations are devoting more of their digital ad spend to it. The digital ecosystem continues to evolve and with it programmatic advertising, creating new opportunities and needs for marketers and their agencies. The U.S. programmatic advertising market is expected to grow from $75.1 billion in 2020 to $142.0 billion in 2023, a 24% compound annual growth rate (“CAGR”), according to eMarketer, a market research company that provides insights and trends related to digital marketing, media and commerce. We focus on ad buyers and believe that our solutions will accelerate the shift of advertising budgets to programmatic advertising. Additionally, as marketers desire more control over programmatic advertising and move some functions of programmatic ad buying in-house, our software platform is designed to address these needs and expand our market opportunity.

Our total revenue was $224.1 million, $165.3 million and $164.9 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively, representing increases of 35.6% from fiscal 2020 to fiscal 2021 and 0.2% from fiscal 2019 to fiscal 2020. We recorded net loss of $37.6 million and net income $20.6 million and adjusted EBITDA of $37.1 million and $31.8 million for the years ended December 31, 2021 and 2020, respectively, compared to net income of $9.9 million and adjusted EBITDA of $24.7 million for the fiscal year ended December 31, 2019.

Adjusted EBITDA is a financial measure not presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”). For a definition of adjusted EBITDA, an explanation of our management’s use of this measure and a reconciliation of adjusted EBITDA to our net income or net loss, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

Our Industry

We believe the key industry trends shaping the advertising market include:

Advertising dollars shifting toward programmatic advertising: We believe the advertising industry is still in the early stages of a shift toward programmatic advertising. The ability to transact through real-time-bidding platforms has evolved beyond banner advertising to be used across a wide range of advertising channels and formats, including desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards. U.S. programmatic advertising is experiencing a rapid increase in adoption and, according to eMarketer, is expected to grow at a 24% CAGR from 2020 to 2023, reaching $123.2 billion in 2022 and $142.0 billion by 2023. U.S. programmatic advertising is forecasted to represent 39% of total U.S. media spend by 2023, increasing from 31% in 2020. The TV industry is undergoing significant disruptions as internet-enabled connected TV has become a preferred vehicle for streaming video content. The amount of connected TV users in the U.S. is forecasted to increase from approximately 209 million, or 63% of the U.S. population, in 2020 to approximately 236 million, or 68% of the U.S. population, in 2025, according to eMarketer. Connected TV also provides a number of benefits to advertisers, including more accurate control of scale, addressability and measurement. Marketers are increasingly investing in connected TV as more inventory becomes available. According to eMarketer, 54% of connected TV ad spend was transacted programmatically in 2019 and the share of programmatic is expected to increase to nearly 79% in 2023. In addition, connected TV ad spend is expected to grow from $9.0 billion in 2020 to $34.5 billion in 2025, a 31% CAGR.

Strong marketer demand for ROAS measurement across all channels: Marketers are looking for a centralized view of their customers, while connecting online and offline purchases to accurately measure ROAS. ROAS is a critical metric for marketing campaigns. Insights from ROAS across all campaigns inform marketers about what they are getting for their money across all media investments near real-time. Hence, marketers seek tools to track their ROAS across all channels. We believe people-based platforms are able to provide a more accurate measurement of ROAS as compared to cookie-based platforms.

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

Brands directly selecting advertising software solutions: Marketers are increasingly becoming directly involved in the selection of their advertising software solutions as they seek to reduce costs, better leverage their customer data and gain more control over their advertising. These factors have also led to an increase in marketers moving programmatic ad buying functions in-house. The automation of ad-buying technology has enabled fast, accurate and cost-effective decision-making, resulting in ad buying becoming a skillset that an increasing number of chief marketing officers want to fully own. According to the most recent survey by the Interactive Advertising Bureau, an advertising business organization that develops industry standards, conducts research, and provides legal support for the online advertising industry, in 2019, 18% of U.S. brands had completely moved programmatic ad buying in-house, and 51% of U.S. brands had moved a portion of their programmatic ad buying in-house.

Our Market Opportunity

We believe that over the long term, our total addressable market is the total global advertising market which, eMarketer has forecasted to grow from $866 billion in 2022 to $1.09 trillion in 2025, an 8% CAGR. Currently, our focus is primarily on the U.S. market, which eMarketer has forecasted to grow from $309 billion in 2022 to $384 billion in 2025 in the United States, an 8% CAGR, broken into the following segments:

•	Desktop and Mobile: U.S. desktop and mobile advertising are forecasted to grow from a $215 billion market in 2022 to a $273 billion market in 2025, an 8% CAGR.
•

Connected TV: U.S. connected TV advertising is forecasted to be a $19 billion market in 2022 and forecasted to grow to $34 billion in 2025, a 22% CAGR. Connected TV includes over-the-top (“OTT”) content delivered through a connected device over the internet.

•	Linear TV: U.S. linear TV advertising is forecasted to be a $67 billion market in 2022 and forecasted to be a $66 billion market in 2025, a negative 0.3% CAGR.
•	Streaming Audio: U.S. digital audio advertising is forecasted to be a $6 billion market in 2022 and forecasted to grow to $8 billion in 2025, a 9% CAGR.
•	Digital Billboards: U.S. billboard advertising is forecasted to be a $2 billion market in 2022 and forecasted to grow to $3 billion in 2025, a 7% CAGR.

The forecasts for each segment above include both programmatic and non-programmatic digital advertising. In recent years, programmatic advertising has represented an increasing portion of total U.S. media spend. eMarketer estimates that the U.S. programmatic advertising market, as represented by the segments above, will grow from $75 billion in 2020 to $142 billion in 2023, a 24% CAGR.

Our Solution

We make it easy to buy an ad anywhere, and help brands measure the impact of their ad spend by providing electronic buying and measurement of all advertising. Our software platform enables marketers and their advertising agencies to plan, buy and measure campaigns across channels. Integrated with our people-based capabilities, we provide our customers with a full suite of forecasting, reporting and automation functionality to make informed decisions around their advertising investments.  We provide superior customer service to ensure our customers have the level of support required for their unique business needs. Viant is driven to be a leader in innovation, automation, transparency, customer focus and responsible media.

Holistic, Omnichannel DSP: Marketers and their agencies can use our integrated software platform to efficiently manage omnichannel campaigns and access metrics from each channel to inform decisions in other channels. Our integrations enable the purchase of advertising media across desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards. Our technology leverages artificial intelligence (“AI”) and machine learning to identify the best supply partners, formats and impressions based on our customers’ goals.

Viant Household ID™ (“VHHID”): Our proprietary people-based, household profile, which provides known household insights for optimized bid decisions and touchpoint collection across consumer pathways, offers holistic targeting and measurement across channels.  Our omnichannel DSP has exclusive access to the VHHID, providing a major differentiator for our DSP technology in today’s cookieless world.

World Without Cookies Software Release/People-Based Advertising: Released in 2021, our World Without Cookies software integrates a people-based, household approach directly into the Adelphic® DSP. By unifying the Viant Household ID™ throughout Adelphic, World Without Cookies empowers marketers to manage reach and frequency at the household level, reducing waste and improving the customer experience. In a recent study, marketers using our World Without Cookies software saw over 200% more conversions and reached 40% more households compared to traditional cookie-based platforms, and decreased frequency by 28%.

Viant Identity Graph: Our proprietary, established identity resolution capabilities powers our identity graph, which reduces or eliminates the need for cookies by enabling matching of people-based identifiers that anchor digital identifiers and allow marketers to reach targeted consumers in a privacy-conscious manner, irrespective of device or channel. Our proprietary identity graph has linked approximately 115 million U.S. households to approximately 1 billion connected devices. This process provides access to an estimated 280,000 audience attributes using our proprietary people-based, household profile, the VHHID, allowing marketers to reach real consumers, not proxies, whether they are at home or away. The VHHID provides known insights for optimized bid decisions and touchpoint collection across consumer pathways for holistic targeting and measurement across channels.

Advanced Reporting and Measurement: We invest heavily in our measurement capabilities, as we believe advertising should be driving a positive return. Our software and self-service data lake empower customers with differentiated insights, including conversion lift, multi-touch attribution, foot-traffic data reports, digital-out-of-home lift, sales reporting and ROAS analytics. Leveraging our people-based framework and machine learning algorithms, our platform provides marketers real-time actionable insights throughout an advertising campaign. Our built-in automation enables marketers to optimize digital campaigns designed to achieve their key performance indicator(“KPI”) goals.

Onboarding: We enable marketers to safely and securely onboard their first-party data to gain a view into their customers’ top attributes, create targeting segments and easily activate and measure these customer segments. Our simple interface allows marketers to upload audience data with ease and create a unique segment or build lookalike audiences without the need for a separate data management platform. Our data integrations provide marketers with high match rates, which provides scalable and meaningful audience insights for segmentation, targeting and measuring key outcomes both online and offline.

Flexible Customer Engagement Models: Our software is available through several levels of best-in-class customer service, from a self-service interface, providing customers with transparency and control over their advertising campaigns and underlying data infrastructure to a fully managed end-to-end solution, providing an experienced support team for audiences, execution and advanced reporting.

Our Strengths

We believe the following attributes and capabilities provide us with long-term competitive advantages:

•

Scalable Self-Service Platform: We offer a self-service platform that enables customers to operate their ad campaigns without extensive involvement of our staff. This dynamic allows us to add new customers and allows customers to scale their spend on our platform in a manner that grows our revenue faster than the growth of our personnel costs.

•

Centralized Platform: We believe our software platform enables our customers to plan, buy and measure advertising across more channels than our competitors and to centralize the purchase of each type of programmatic media on a single platform. Our supply integrations provide customers with access to approximately 300 million unique desktop and mobile users, approximately 115 million connected TV households, 112 million linear TV households, over 200 million unique digital audio users, and approximately 158,000 unique digital billboards, in the United States.

•

Proprietary Technology: We leverage a robust suite of proprietary tools and products in order to enable our customers to utilize our platform and services. We are constantly iterating and developing new tools and products while utilizing our patented technologies and processes. As of December 31, 2021, we held 28 issued patents and 13 additional pending patent applications, which cover many of our proprietary products. As new offerings are developed, we continue to file and obtain patents on the most valuable and innovative products developed at our company.

•

Machine Learning Capabilities: We enable the use of machine learning, workflow automation, automated reporting and other functionalities that allow our customers to update and make thousands of changes automatically to help achieve their desired business outcomes. We believe these capabilities make our customers’ lives easier and improve the performance of their campaigns.

•

Advanced Reporting and Measurement: We invest heavily in our measurement capabilities, as we believe this will increase our customers’ usage of our software. Our platform measures ROAS across all channels and empowers our customers with real-time insights leveraging people-based data, including foot-traffic reports and multi-touch attribution analytics. Our advanced reporting functionality uses our identity graph that has linked approximately 115 million households to an estimated 1 billion connected devices and is combined with access to approximately 280,000 audience attributes in the United States to provide marketers with a holistic view of measurement across all channels.

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

•

Profitable Business Model: Because we are a self-service platform, as we add new customers and as customers increase the use of our software, we are able to demonstrate strong operating leverage. During the fiscal years ended December 31, 2021 and 2020, our revenue was $224.1 million and $165.3 million, respectively. Our net loss was $37.6 million and our net income was $20.6 million during the fiscal years ended December 31, 2021 and 2020, respectively. Our adjusted EBITDA was $37.1 million and $31.8 million during the fiscal years ended December 31, 2021 and 2020, respectively.

Our Growth Strategy

We believe that the advertising market is in the early stages of a shift toward programmatic advertising. We intend to capitalize on this opportunity by pursuing the following strategies:

•

Continue to invest in our customers’ success: Our platform provides extensive functionality designed to provide our customers with a high level of control and enable them to run efficient ad campaigns. We continue to enhance new customer onboarding and support while investing in training and education for customers to maximize their success with the platform.

•

Add new customers and increase our customers’ usage of our platform: We continue to add functionality to our platform to attract new customers and encourage our customers to increase their usage of our platform. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across all channels, we believe we are well positioned to capture the increase in programmatic budgets from new and existing customers.

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

•

Invest in growth through acquisitions: We also intend to invest in acquisitions that will allow us to offer new products and capitalize on our large and growing market opportunity. To the extent we find attractive acquisition candidates and business opportunities in the future, we may continue to acquire complementary businesses, products and technologies.

Our Platform

Viant’s DSP, Adelphic®, enables a marketer or their agency to programmatically buy an ad in linear television, a digital billboard on the side of the highway, a streaming ad on connected TVs, an ad in a mobile application, creatively within gameplay, during a podcast, or a dynamically personalized ad on any website, all within a single user interface. As illustrated by the graphic above, we believe that our software sits at the center of the digital advertising ecosystem.

The key components of our platform include:

•

Interoperable DSP: Our holistic, omnichannel DSP enables brands and agencies to seamlessly target and measure key audiences across leading supply from premium publishers within CTV, digital out-of-home, mobile, audio, in-game, desktop and more without having to constantly switch between platforms.

•

Comprehensive Forecasting. Our platform allows customers to plan future marketing campaigns based on desired targeting tactics by utilizing historical bid request data to project performance onto available inventory. Customers can easily apply multiple data segmentation filters and see what ad inventory is available and at what price.

•	Ease of Use. Our intuitive user interface enables marketers to seamlessly move from forecasting to launching live advertising campaigns. This reduces the time from planning a campaign to execution,

helping marketers to fluidly execute deterministic cross-channel campaigns using a variety of quality data and supply partners to reach their target audience.
•

Campaign Decisioning. We offer the ability to continuously measure and optimize campaigns by leveraging powerful KPIs directly within platform reports. Marketers have the ability to optimize campaigns in-flight, even if they have already started. This granular decision-making ability provides customers more accurate and real-time understanding over the performance of their live campaigns.

Viant Household ID: Adelphic software has exclusive access to the VHHID, making it a people-based DSP, already operating in cookieless environments including CTV and mobile apps. The VHHID powers data, channel and publisher interoperability providing simple and effective advertising. Marketers can easily sync customer data, build custom audiences, extend target audiences and understand audience insights seamlessly within our software.

•

Cookieless Solution. The VHHID provides marketers the scalability, addressability, measurability and privacy compliance necessary for success today. This patented technology unlocks many benefits such as:

•	built-in cross-device conversion tracking, allowing marketers to target all eligible devices in a household to drive conversions;
•	universal frequency management at scale, eliminating the need to control frequency in silos based on channel and/or device limitations; and
•	tracking uniformity and identity persistence across all browsers and tracking environments with otherwise fragmented identifiers.
•

Onboarding. Through our simple interface, marketers can safely and securely upload and leverage their first-party data using the VHHID. This enables marketers to onboard their first-party data and instantly gain a view into their customers’ top attributes, create targeting segments and easily activate and measure these customer segments across cookieless environments.

•	Lookalike Modeling. We help expand the reach of an existing audience segment or prospect list for new customers for extended scale of critical audiences.
•

People-Based Targeting and Data Integrations. Viant’s people-based approach allows brands to connect with real households and individuals with accurate reach and frequency. Our integrations with more than 70 data providers allow for extensive identity mapping, giving users the ability to target consumers based on purchase behaviors, location, TV viewership insights and much more. Superior integrations with TV viewership data providers present users with one of the most established, scalable and accurate CTV footprints in the market.

•

Privacy and Security. We believe in giving consumers more transparency, choice and control over how their data is used in digital advertising. We support most advanced hashing protocols and make data protection a top priority for consumers and customers.

Advanced Reporting: We close the loop on digital and traditional media by linking advertising spend to online and offline sales.

•	Reach and Frequency. Our platform accurately measures how many households and unique users an advertising campaign reached and the frequency of exposures.
•	Cross-Channel Reporting. Our cross-channel reporting capabilities equip customers to analyze cross-device and cross-channel campaign impact on sales and other KPIs.

•

TV vs Digital reporting provides insights into the impact connected and linear television advertising has on driving digital engagement like website visits or conversions, as well as offline sales. These insights create better visibility into the true ROAS of TV ad campaigns.

•

Multi-Touch Attribution gives customers the ability to receive insights into where target audiences are interacting with brands, the impact of touchpoints across channels and devices and the order of steps along the conversion journey. The resulting holistic view of ad performance enables customers to close the loop on measurement and better link spend to sales.

•

Conversion Lift Reporting helps advertisers understand the impact of media in driving conversions. Ghost bids are a control group made up of consumers who were within the campaign targeting criteria and active on the programmatic network, on whom a bid request was placed to show them the campaign ad, but the bid was lost. Those impressions are then passively tracked and included in the control group. By leveraging ghost bids to create a control group, customers can see how much impact their media has in driving incremental conversions and use these insights to refine their optimization strategy for better results and investment impact.

•	Foot Traffic Attribution. Our foot traffic data reporting capabilities allow customers to analyze the impact of their ad campaigns on driving visits to a physical location.
•

Digital Billboard Reporting. Our digital billboard reporting provides a holistic view of ad spend, giving customers real-time insights into their digital billboard ad performance and helping customers optimize budgets by allocating ad spend on effective digital billboards and venue types.

Our software is built with ad buyers in mind and offers many in-depth features that give buyers the highest levels of control, which helps ensure they are running the most efficient campaigns possible. This includes:

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

•

Application Integration Interfaces (“API”) Capabilities: Adelphic provides ease of integration using APIs and tools. The API capabilities provide bilateral data syndication into or out of the platform for trafficking and reporting in formats easily accepted by business intelligence teams for programmatic traders. With these, traders can maintain customer identities with a fully integrated platform that links devices and offline activities to real people and seamlessly execute and measure campaigns.

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

The technical infrastructure for our platform is currently managed through third-party web hosting services providers and to a limited extent, our own servers which are located at a third-party data center facility. We generally enter into one- to two-year agreements with our web hosting providers.

Our Customers

Our customers consist of purchasers of programmatic advertising inventory. We define an active customer as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. We had 309 and 264 active customers for the years ended December 31, 2021 and 2020, respectively, in each case consisting of advertising buyers, including large advertising holding companies, independent advertising agencies, mid-market advertising service organizations as well as marketers relying on our self-service software platform for their programmatic ad buying needs. For a detailed discussion of active customers, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Measures—Active Customers and Average Contribution ex-TAC per Active Customer.” Contribution ex-TAC is a non-GAAP financial measure. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

Many of the advertising agencies that we work with are owned by holding companies, where decision-making is generally highly decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. Our customer count includes only those parties with which we have a billing relationship. We contract with our customers either through master service agreements or insertion orders. Our agreements do not contain any material commitments on behalf of customers to use our platform to purchase ad inventory or use other features. Our agreements with customers generally do not have a specified term, and are generally terminable at any time by either party upon specified notice periods, typically ranging from 30 to 90 days. Insertion orders are generally limited in scope and can be reduced or canceled by a buyer without penalty. See “Risk Factors—Risks Related to Our Business and Operations—We receive a significant amount of revenue from a select number of advertising agency holding companies, owning various advertising agencies, and the loss of advertising agencies as customers could harm our business, operating results and financial condition.” for additional discussion of our customer relationships with advertising agencies.

Our Advertising and Data Supply

We obtain digital advertising inventory primarily through our integrations with supply side platforms (“SSPs”) and directly with publishers. We believe that our integrations across every channel give us the most robust omnichannel integrations of any single platform. These suppliers provide us with access to a breadth of programmatic advertising inventory across desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.

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

Sales and Marketing

We sell our platform through a direct sales team focused on business development across all markets, including sales to new customers and revenue growth within existing customers. We have an experienced sales team focused on selling access to our platform in our target markets, building and nurturing relationships with global brands and agencies. We use a consultative sales approach focused on educating existing and potential customers on our platform capabilities, and training clients to use our platform. We offer a formal certification program, Programmatic University and Adelphic Certification, which covers programmatic industry trends, technology capabilities and time-saving workflows and have an online knowledge base with robust documentation. We provide dedicated customer support and work with customers as they set up and optimize their campaigns, assist with delivery against KPIs and goals, and provide post-campaign support and recommendations.

We tailor our contracts and terms to the needs of our customers, including by offering our three different pricing options: a percentage of spend option, a subscription option and a fixed cost per mille (“CPM”) option. Customers can use our platform on a self-service basis or can enlist our services to execute their campaigns.

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

Privacy and Data Protection

In the ordinary course of our business, we may collect, receive, compile, use, store, process, share, dispose of, disclose, retain, transfer, and destroy (“Process”) personal information. Accordingly, we are subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and protection. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Children’s Online Privacy Protection Act of 1998, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive, and the Payment Card Industry Data Security Standard (“PCI DSS”). In addition, many U.S. states have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal information Processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s Processing of personal information and to respond to certain requests from California residents related to their personal information (for example, requests to know of the business’s personal information Processing activities, to delete the individual’s personal information, and to opt out of certain personal information disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on personal information retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. U.S. federal and state consumer protection laws may also require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals may have about the way we handle their personal information.

Foreign data privacy and security laws impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area (“EEA”) and to companies established outside the EEA that Process personal information in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal information Processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal information Processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal information; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal information; mandating notice of certain personal information breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

See “Risk Factors—Risks Related to Data Privacy—We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increase the cost of data, reduce the availability of data, adversely affect the demand for our products and services, or other adverse business consequences.” for additional information about the laws and regulations to which we are subject and about the risks to our business associated with such laws and regulations.

Competition

Our industry is highly competitive and fragmented. We compete with smaller, privately-held companies, along with public companies such as the Trade Desk, and with divisions of large, well-established companies such as Google and Amazon. The competitive landscape in recent years has been affected by consolidation and limited investment in new startups in our industry and there are few competitors with self-service capabilities. Our long history and time in the market with customers has given us significant advantages in terms of platform development and expertise, as well as a long development lead ahead of new entrants. We believe that we compete primarily based on the performance of campaigns running on our platform, capabilities of our platform, our identity resolution capabilities, our omnichannel capabilities and our advance reporting capabilities. We believe that we are differentiated from our competitors in the following areas:

•	we are an independent technology company focused on serving advertising agencies and marketers on the buy-side of our industry;
•	our platform is self-service and easy to use;
•	we offer our DSP in an integrated manner with our people-based capabilities, so customers do not need to use separate providers for onboarding client information and ad and data purchasing services;
•	our platform provides comprehensive access to a wide range of inventory types across a broad range of channels;
•	our platform provides comprehensive access to a wide range of data partners across a broad range of industry verticals and channels to enable precise audience targeting and measurement;
•	our identity resolution capabilities help marketers plan, buy and measure their campaigns more effectively;
•	we provide extensive customer service and satisfaction; and
•	we provide flexible pricing options to support our customer’s needs.

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

As of December 31, 2021, we had approximately 350 employees in 10 offices across the United States. Our team draws from a broad spectrum of backgrounds and experiences across technology and advertising industries.

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

Talent Development

Even though we have been around for over 20 years, our culture still reflects an entrepreneurial spirit. We empower employees to develop their skills and abilities by following our core values and acting on great ideas regardless of their role or function. We encourage employees at all levels to be creative and come up with ideas that can help the business grow. We work to provide an environment where talented individuals and teams can take control of their career growth. We provide a wide range of learning and development opportunities in both individual and group settings.

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

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We rely on intellectual property laws, including trade secret, copyright, patent and trademark laws in the United States and abroad, and use contracts, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements and other contractual rights to protect our intellectual property.

As of December 31, 2021, we held 28 issued patents, 13 pending patent applications and 323 issued trademarks. Our issued patents are scheduled to expire between 2025 and 2038. We continually review our development efforts to assess the existence and patentability of new intellectual property. In addition to the intellectual property relating to the operation of Adelphic and our people-based framework, we own intellectual property related to our owned site, Myspace.com. Of our issued patents, 13 relate to our platform and our people-based framework, and 15 relate to Myspace.com.

Corporate Information

We were founded in 1999 by Tim, Chris and Russ Vanderhook who continue to lead our company today. We have been at the forefront of digital advertising technology since our inception and have demonstrated our ability to grow, thrive, and innovate as competitors have come and gone. In 2011, we acquired the social network website Myspace.com. In 2011, Tim and Chris Vanderhook started Xumo, a connected TV streaming service, which was acquired by Comcast Corp. in 2020. In 2015, we completed our first people-based integration. We remained independent until 2016, when Time Inc. acquired a 60% interest in our company through our subsidiary, Viant Technology Holding Inc. (the “Former Holdco”). That interest was later acquired by Meredith Corporation when it acquired Time Inc. in 2018. In 2017, we purchased Adelphic, a DSP. Since the Adelphic acquisition, we have materially transformed from a full-service provider of digital advertising solutions into a leading DSP that enables marketers and their advertising agencies to centralize the planning, buying and measurement of their media investments using a people-based framework. We have grown from a business operating from a home office to a company with approximately 350 employees in 10 offices throughout the United States at the end of 2021. In 2019, we entered into an agreement that resulted in the retirement of the Former Holdco’s interest in our company and Tim Vanderhook, Chris Vanderhook and Four Brothers 2 LLC (the “Vanderhook Parties”) acquired that 60% interest in our company (the “2019 Former Holdco transaction”), allowing it to once again become an independent company. Viant Technology Inc. was incorporated in Delaware on October 9, 2020. In connection with the consummation of our initial public offering (the “IPO”), we became the sole managing member of Viant Technology LLC. We completed the IPO of our Class A common stock on February 12, 2021. Our principal executive offices are located at 2722 Michelson Drive, Suite 100, Irvine, CA 92612 and our telephone number is (949) 861-8888. Our website address is www.viantinc.com. Our design logo, “Viant,” and our other registered and common law trade names, trademarks and service marks are the property of Viant Technology Inc.

The SEC maintains a website at www.sec.gov that contains reports, information statements and other information regarding issuers that file electronically with the SEC. Our Annual Report can be downloaded from the SEC’s website. We will file with or furnish to the SEC periodic reports and other information. We furnish or make available to our stockholders annual reports containing our audited consolidated financial statements prepared in accordance with GAAP. We also furnish or make available to our stockholders quarterly reports containing our unaudited interim financial information, for the first three fiscal quarters of each fiscal year. We make our periodic reports and other information filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, available, free of charge, through our website, www.viantinc.com, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC. Information contained on our website or linked therein or otherwise connected thereto does not constitute part of nor is it incorporated by reference into this Annual Report.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We may take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions until December 31, 2026 or until we are no longer an “emerging growth company,” whichever is earlier. We will cease to be an emerging growth company prior to the end of such period if certain earlier events occur, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption is required for private companies. As part of this election, we are delaying the adoption of accounting guidance related to leases and implementation costs incurred in cloud computing arrangements that currently applies to public companies. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

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

Risks Related to Our Business and Operations

Our success and revenue growth are dependent on adding new customers, effectively educating and training our existing customers on how to make full use of our platform and increasing usage of our platform by our customers.

Our success is dependent on regularly adding new customers and increasing our customers’ usage of our platform. Our contracts and relationships with customers generally do not include long-term or exclusive obligations requiring them to use our platform or maintain or increase their use of our platform. Our customers typically have relationships with numerous providers and can use both our platform and those of our competitors without incurring significant costs or disruption. Our customers may also choose to decrease their overall advertising spend for any reason, including if they do not believe they are receiving a sufficient ROAS. Accordingly, we must continually work to win new customers and retain existing customers, increase their usage of our platform and capture a larger share of their advertising spend. For those customers utilizing our self-service capabilities, we may not be successful at educating and training customers, particularly our newer customers, on how to use our platform, in particular our advanced reporting tools, in order for our customers to get the most benefit from our platform and increase their usage. If these efforts are unsuccessful or customers decide not to continue to maintain or increase their usage of our platform for any other reason, or if we fail to attract new customers, our revenue could fail to grow or decline, which would materially and adversely harm our business, operating results and financial condition. We cannot assure you that our customers will continue to use and increase their spend on our platform or that we will be able to attract a sufficient number of new customers to continue to grow our business and revenue. If customers representing a significant portion of our business decide to materially reduce their use of our platform or cease using our platform altogether, our revenue could be significantly reduced, which could have a material adverse effect on our business, operating results and financial condition. We may not be able to replace customers who decrease or cease their usage of our platform with new customers that will use our platform to the same extent or at all.

We may not realize the expected benefits of an industry shift away from cookie-based consumer tracking as such shift may not occur as rapidly as we expect or may not be realized at all.

We expect to benefit as compared to others in our industry from marketers reducing their reliance on vendors and software platforms that utilize third-party cookies for tracking. However, we cannot assure you that the shift away from cookie-based consumer tracking will happen as rapidly as we expect or that such shift will occur at all. For example, in June 2021, Google announced that its previously announced timeline of blocking third-party cookies by 2022 would be delayed until 2023. Additionally, even if the shift away from cookie-based consumer tracking does occur, we may not be as successful in growing our business and increasing our revenue as we expect. For example, marketers may not shift their business away from our competitors if our competitors are successful in developing alternative products or services that are not significantly reliant on the cookie-based framework, which could harm our business.

The effects of the ongoing COVID-19 pandemic and other adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition.

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

A recession, depression or other adverse market events resulting from the spread of COVID-19 could materially and adversely affect our business and that of our customers or potential customers. Our customers’ and potential customers’ businesses or cash flows have been and may continue to be negatively impacted by the COVID-19 pandemic, which has led and may continue to lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our customers pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations may be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by the pandemic.

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

The economic uncertainty caused by the COVID-19 pandemic, including the recent surge caused by variants of the virus, has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. Our business depends on the overall demand for advertising and on the economic health of our customers that benefit from our platform. Economic downturns or unstable market conditions may cause our customers to decrease their advertising budgets, which could reduce usage of our platform and adversely affect our business, operating results and financial condition. We have committed, and we plan to continue to commit, resources to grow our business, including to expand our employee base and further develop our platform and systems, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed. Such future developments may include, among others, the duration and spread of the outbreak, emerging variant strains of the virus with varying degrees of vaccine resistance, new information that may emerge concerning the severity of COVID-19 and government actions to contain COVID-19 or treat its impact, the level of relief efforts designed to help businesses and consumers, including any declines in such levels, impact on our customers and our sales cycles, impact on our customer, industry or employee events, and effect on our advertising inventory partners.

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

The market for programmatic advertising is evolving. If this market develops slower or differently than we expect, our business, operating results and financial condition would be adversely affected.

We derive revenue from the programmatic purchase of advertising on our platform. We expect that programmatic ad buying will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will largely depend on increasing our customers’ usage of our platform. While the market for programmatic ad buying for desktop and mobile display ads is relatively established, the market in other channels is still emerging, and our current and potential customers may not shift quickly enough to programmatic ad buying from other buying methods, which could reduce our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.

In particular, the market for programmatic advertising across multiple advertising channels, including connected TV, linear TV, in-game, streaming audio and digital billboard channels is an emerging market. Our ability to provide capabilities across multiple advertising channels, which we refer to as omnichannel, may be constrained if we are not able to maintain or grow advertising inventory for such channels, and some of our omnichannel offerings may not gain market acceptance. We may not be able to accurately predict changes in overall industry demand for the channels in which we operate and cannot assure you that our investment in channel development will correspond to any such changes. For example, we cannot predict whether the growth in demand for our connected TV offering will continue. Furthermore, if our channel mix changes due to a shift in customer demand, such as customers shifting their usage more quickly or more extensively than expected to channels in which we have relatively less functionality, features, or inventory, such as linear TV, then demand for our platform could decrease, and our business, financial condition, and results of operations could be adversely affected.

We receive a significant amount of revenue from a select number of advertising agency holding companies, owning various advertising agencies, and the loss of advertising agencies as customers could harm our business, operating results and financial condition.

A significant amount of our revenue comes from advertising agencies. We had 309 active customers for the year ended December 31, 2021, consisting primarily of advertising agencies. Many of these agencies are owned by advertising agency holding companies, where decision making is generally highly decentralized such that purchasing decisions are made, and relationships with marketers are located, at the agency, local branch or division level. If all of our individual customer contractual relationships were aggregated at the holding company level, two advertising agency holding companies would represent 15.5% and 14.2%, respectively, of our revenue for 2021. Due to the highly decentralized operations and decision-making at the agencies owned by each of these advertising agency holding companies, we consider the individual agencies rather than the holding company to be our customers.

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

Marketers may change advertising agencies. If a marketer switches from an agency that utilizes our platform to one that does not, we could lose revenue from that marketer. In addition, some advertising agencies have strong relationships with competing DSPs or other platforms and may direct their marketers to such other platforms. If a significant number of marketers and their agencies begin to utilize competing platforms for the administration of their advertising campaigns, our business, financial condition and results of operations could be adversely affected.

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

Customers have the option to use our platform on a self-service basis, which requires us to commit substantial time and expenses toward training potential customers on how to make full use of our platform. If we fail to offer sufficient customer training and support for our platform, we may not be able to attract new customers or maintain our current customers.

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

Providing this training and support requires that our platform operations personnel have specific domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality customer service will increase as we expand our business and pursue new customers. If we are not responsive and proactive regarding our customers’ advertising needs, or do not provide effective support for our customers’ advertising campaigns, our ability to retain our existing customers could suffer and our reputation with existing or potential customers could be harmed, which would negatively impact our business.

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

Due to this potential imbalance in our collections and payments, we may rely on our credit facility to partially or completely fund our working capital requirements. We cannot assure you that as we continue to grow, our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the credit facility in an amount sufficient to fund our working capital needs. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility and we may be at risk of default thereunder. We cannot assure you that we would be able to access additional financing or increase our borrowing or borrowing capacity under our current or any future credit facility on commercially reasonable terms or at all.

If our access to advertising inventory is diminished or fails to grow, our revenue could decline and our growth could be impeded.

We must maintain a consistent supply of ad inventory. Our success depends on our ability to secure inventory on reasonable terms across a broad range of advertising inventory partners in various verticals and formats. The amount, quality and cost of inventory available to us can change at any time. If our relationships with any of our significant suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of inventory on favorable terms or at all. Inventory suppliers control the sales process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including prohibiting the placement of advertisements on behalf of specific marketers.

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

We allow our customers and suppliers to utilize APIs, with our platform, which could result in outages or security breaches and negatively impact our business, operating results and financial condition.

The use of APIs, by our customers and suppliers has significantly increased in recent years. Our APIs allow customers and suppliers to build their own media buying and data management interface by using our APIs to develop custom integration of their business with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for intrusion attacks, data theft, or denial of service attacks. Furthermore, while APIs allow customers and suppliers greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to customer or supplier overuse of our systems through our APIs. While we have taken measures intended to decrease security and outage risks associated with the use of APIs, we cannot guarantee that such measures will be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation, notification, mitigation, and remediation, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, operating results and financial condition.

Operational and performance issues with our platform, whether real or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, operating results and financial condition.

We depend upon the sustained and uninterrupted performance of our platform to manage our inventory supply, acquire inventory for each campaign; collect, process and interpret data; and optimize campaign performance in real time and provide billing information to our financial systems. If our platform cannot scale to meet demand, if there are errors in our execution of any of these functions on our platform, or if we experience outages, then our business may be harmed.

Our platform is complex and multifaceted, and operational and performance issues could arise both from the platform itself or from outside factors, such as cyberattacks or other third-party attacks. Errors, failures, vulnerabilities or bugs have been found in the past, and may be found in the future. Our platform also relies on third-party technology and systems to perform properly, and our platform is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more server facilities. While we have built redundancies in our systems, full redundancies do not exist. Some failures will shut our platform down completely, others only partially. We provide service level agreements to some of our customers, and if our platform is not available for specified amounts of time, we may be required to provide credits or other financial compensation to our customers.

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

We depend on various technology, software, products and services from third parties or available as open source, including for critical features and functionality of our platform and API technology, payment processing, payroll and other professional services. Identifying, negotiating, complying with and integrating with third-party terms and technology are complex, costly and time-consuming matters. Failure by third-party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could materially and adversely impact our platform, our administrative obligations or other areas of our business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in our ability to provide our services, and our business, operating results and financial condition could be harmed.

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

We have acquired businesses and technologies to grow our business. To the extent we find suitable and attractive acquisition candidates and business opportunities in the future, we may continue to acquire other complementary businesses, products and technologies and enter into joint ventures or similar strategic relationships. We have no present commitments or agreements to enter into any such acquisitions or make any such investments. However, if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices, tax liabilities, privacy or cybersecurity issues or employee or customer issues. There is no certainty that we will be able to successfully integrate the services, products and personnel of any acquired business into our operations. In addition, any future acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business and distract our management. Further, we may be unable to realize the revenue improvements, cost savings and other intended benefits of any such transaction. Acquisitions involve numerous other risks, any of which could harm our business, including:

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

Failure to appropriately mitigate these risks or other issues related to such strategic investments and acquisitions could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization or the impairment of goodwill, any of which could harm our business, operating results and financial condition.

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

In 2011, we acquired Myspace LLC, which owns Myspace.com. We have faced and may continue to face claims, investigations, or lawsuits or incur liability as a result of content published or made available on Myspace.com, including claims for defamation, intellectual property rights, including copyright infringement, rights of publicity and privacy, illegal content, misinformation, content regulation and personal injury torts. The laws relating to the liability of providers of online products or services for activities of the people who use them remain somewhat unsettled, both within the United States and internationally. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states had to implement by June 2021. In addition, there have been various Congressional efforts, executive actions, and civil litigation efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change. We could incur significant costs investigating and defending claims related to content published or made available on Myspace.com and, if we are found liable, could face significant damages.

In late 2011, shortly after we acquired Myspace LLC, the Federal Trade Commission (“FTC”) initiated an investigation of the entity relating to certain of its historical privacy practices in place between 2008 and 2010. In connection with its 2012 settlement, Myspace LLC agreed to a consent order barring it from misrepresenting the extent to which it protects the privacy of users’ personal information or the extent to which it belongs to or complies with any privacy, security or other compliance program. The order also mandates Myspace LLC establish a comprehensive privacy program designed to protect consumers’ information, and to obtain biennial assessments of its privacy program by independent, third-party auditors for 20 years. The order terminates in August 2032.

If Myspace LLC fails to comply with the mandates of the consent order, or if Myspace LLC is found to be in violation of the consent order or other requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices.

Myspace.com has been and may in the future be subject to cybersecurity incidents or data breaches. In 2016, we discovered a third-party cyber-attack in which Myspace.com usernames, passwords and email addresses were stolen from the old Myspace.com platform prior to June 11, 2013. While we took steps to remediate the attack, including notifying and invalidating the passwords of known affected users, any present failure to prevent or mitigate security breaches and improper access to or disclosure of the data on Myspace.com could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Myspace.com may also face operational or performance issues. For example, as a result of a server migration project in 2019, older photo, video or audio files of some users were lost.

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

In addition, we derive a significant portion of our revenue from advertising in the desktop and mobile and connected TV channels, which are rapidly evolving, highly competitive, complex and fragmented. We face significant competition in these markets which we expect will intensify in the future. While fewer of our competitors currently have capability in other channels such as linear TV, in-game streaming audio and digital billboard channels, we also expect to face additional competition in those channels in the future.

Our corporate culture has contributed to our success and, if we are unable to maintain it as we grow, our business, operating results and financial condition could be harmed.

We have experienced and may continue to experience rapid expansion of our employee ranks. We had approximately 350 employees in the United States as of December 31, 2021. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, as our organization grows, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture as our organization grows could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture as we grow to scale, our business, operating results and financial condition could be harmed.

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

Risks Related to Data Privacy

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increase the cost of data, reduce the availability of data, adversely affect the demand for our products and services, or other adverse business consequences.

We Process personal information and other sensitive data such as confidential business data, trade secrets, and intellectual property, from and about our customers, employees, service providers, and other third parties. Our handling of this data is subject to a wide variety of federal, state, local, and foreign laws regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the Processing of personal information by us and on our behalf.

U.S. federal, state, and local governments, and foreign governments, have adopted or proposed numerous laws relating to the Processing of personal information relating to individuals and households, including contact information and other data for marketing, advertising and other communications with individuals and businesses. The legal landscape for data privacy issues worldwide is complex, continually evolving and often conflicting, and is likely to remain uncertain for the foreseeable future.

In the United States, various laws and regulations apply to the Processing of personal information. For example, U.S. federal and state legislatures, along with regulatory authorities, have recently increased their focus on the collection and use of personal information, including relating to “interest-based” or “targeted” advertising. As an example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which requires covered companies to, among other things, provide new disclosures to California consumers and grant California consumers a right to opt-out of “sales” of personal information, a concept that is broadly defined. In addition, it is anticipated that the California Privacy Rights and Enforcement Act (“CPRA”), which comes into effect on January 1, 2023, will expand the CCPA and, among other things, require additional protections for sensitive personal information, create new data subject rights, create a new state rulemaking and enforcement agency for the CPRA, expand potential liability for violations and give consumers rights to opt out of additional forms of data sharing with third parties. Other states have enacted data privacy laws, such as Virginia and Colorado. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards may apply to our data privacy and security practices. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) imposes strict requirements applicable to the Processing of individuals’ personal information, respectively, in the European Economic Area (“EEA”) and the United Kingdom (“UK”). For example, the EU GDPR imposes strict requirements for Processing the personal information of individuals and includes significant penalties for noncompliance of up to the greater of €20 million or 4% of an enterprise’s global turnover (or revenue) for the preceding fiscal year. Additionally, Member States may assess other penalties for noncompliance. Additionally, several European legislative proposals could significantly affect our business. For example, the ePrivacy Regulation, which would repeal that European Union Directive 2002/58/EC (ePrivacy Directive), could impose new obligations or limitations in areas affecting our business, notably with respect to the use of cookies.

Furthermore, we are subject to evolving laws and regulations regarding our, or the third parties upon which we rely, cross border transfers of personal information, which could make it more difficult for us to transfer personal information across jurisdictions (such as transferring or receiving personal information that originates in the EU). For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal information to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal information out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal information outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal information. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal information out of the EEA. Existing mechanisms, such as the Standard Contractual Clauses, that may facilitate cross-border personal information transfers may change or be invalidated. In addition, laws in Switzerland and the UK similarly restrict transfers of personal information outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal information protection and certain countries outside Europe (e.g., Russia, China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal information across borders.

If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against Processing or transferring personal information from Europe or elsewhere. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws or requiring us to increase our personal information processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.

In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply. Additionally, we may make statements about our data Processing practices and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. For example, we have committed to comply, and generally require our customers and the third parties upon which we rely to comply, with applicable self-regulatory principles, such as the Network Advertising

Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising in the United States, and similar self-regulatory principles in Europe and Canada adopted by the local Digital Advertising Alliance. These self-regulatory bodies impose additional requirements related to the Processing of personal information, such as providing notice about our use of cookies and other technologies. Some of these self-regulatory bodies can discipline members, which could result in fines, penalties, and/or public censure. Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies. See “—Our business or ability to operate our platform could be impacted by changes in the technology industry by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies,” could cause instability in the advertising technology industry.”

Similarly, there has been increasing global scrutiny over online political advertising, and online political advertising laws are rapidly evolving. For example, publishers have imposed varying prohibitions and restrictions on the types and breadth of political advertising allowed on their platforms. The lack of uniformity and increasing requirements for transparency and disclosure could adversely impact the demand for political advertising services and increase our operating and compliance costs.

Because the interpretation and application of privacy and data protection laws, regulations and standards are uncertain and quickly changing, it is possible that these obligations may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our practices. Preparing for and complying with these obligations requires significant resources. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and marketers. Failure of the industry to adapt to changes in data privacy and security obligations and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot predict the impact such changes may have on our business. In addition, it may be necessary for us to fundamentally change our business activities, information technologies, systems, and practices, and to those of any third parties that Process personal information on our behalf.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail or be perceived to have failed to do so. Moreover, despite our efforts, our customers, personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Any inability, or perceived inability, to address or comply with applicable data privacy or security obligations could result in significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on Processing personal information; and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; additional costs and liabilities; damage our reputation; reduction in sales and demand for our platform; and harm our business.

We have in the past been, and may in the future be, subject to enforcement actions, investigations, litigation, or other inquiries regarding our data privacy and security practices. For example, the FTC investigated our wholly owned subsidiary, Myspace LLC, and filed a complaint shortly after we acquired them in late 2011. See “—We face liabilities arising out of our ownership and operation of Myspace.com.” Additionally, advocacy organizations have also filed complaints with data protection authorities against advertising technology companies, arguing that certain of these companies’ practices do not comply with the EU GDPR and/or the UK GDPR. It is possible that investigations or enforcement actions will involve our practices or practices similar to ours.

Our business or ability to operate our platform could be impacted by changes in the technology industry by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies,” could cause instability in the advertising technology industry.

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

A significant inadvertent disclosure or breach of our information technology systems or data, or of the security of our or our customers’, suppliers’, or other third parties’ upon which we rely could be detrimental to our business, reputation and results of operations.

Our business requires the processing of proprietary, confidential, and sensitive data, including personal information, intellectual property and trade secrets. We rely upon third party service providers and technologies to operate critical business systems to process such data, including, without limitation, third-party providers of cloud-based infrastructure such as Google Cloud Platform and Amazon Web Services, employee email, and other functions. We may share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ security practices is limited, and these parties may not have adequate information security measures in place.

Our data processing activities have made, and may in the future make, us and the third parties upon which we rely a target of cyber-attacks by third parties seeking unauthorized access to sensitive data. We and the third parties upon which we rely face a variety of evolving threats, which could cause security breaches. In recent years, the frequency, severity and sophistication of cyber-attacks, computer malware, viruses, social engineering, and other intentional misconduct has significantly increased, and these threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer hackers, threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services.

Any of the previously identified or similar threats could cause a security breach or other interruption, resulting in the unauthorized, unlawful, or accidental acquisition, disclosure, modification, misuse, destruction, disclosure of, encryption of, or loss of data.

We may incur significant costs in protecting against such security breaches. Furthermore, certain data privacy and security obligations may require us to implement and maintain specific security measures. Although we have taken measures to protect our systems from such threats, we cannot be certain that these measures will be effective. For example, in 2016, we discovered a breach of information from our Myspace databases resulting in the unauthorized access and offer for sale of approximately 360 million Myspace user account email addresses, usernames, and hashed passwords. See “—We face liabilities arising out of our ownership and operation of Myspace.com.” Additionally, we may be unable to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security breach has occurred.

Any security breach of our or the third parties’ upon which we rely information technology systems or data could result in adverse consequences, including but not limited to litigation, indemnity obligations, enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, operational disruptions, decreased revenue, and reduced demand for our platform. Further, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents.  Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences

Furthermore, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Additionally, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Risks Related to Governmental Regulation and Tax Matters

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

We depend on distributions from Viant Technology LLC to pay any dividends, if declared, taxes and other expenses, including payments under the Tax Receivable Agreement.

Viant Technology Inc. is a holding company and its only business is to act as the managing member of Viant Technology LLC, and its only material assets are Class A units representing approximately 22.5% of the membership interests of Viant Technology LLC. Viant Technology Inc. does not have any independent means of generating revenue. We anticipate that Viant Technology LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Viant Technology LLC. Accordingly, Viant Technology Inc. is required to pay income taxes on its allocable share of any net taxable income of Viant Technology LLC. We cause Viant Technology LLC to make distributions to each of its members, including Viant Technology Inc., in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow Viant Technology Inc. to make payments under the Tax Receivable Agreement. In addition, Viant Technology LLC reimburses Viant Technology Inc. for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, Viant Technology Inc. shall receive the full amount of its tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that Viant Technology Inc. needs funds, and Viant Technology LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect Viant Technology Inc.’s ability to pay dividends and taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition.

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

We are required to pay over to continuing members of Viant Technology LLC most of the tax benefits we receive from tax basis step-ups (and certain other tax benefits) attributable to its acquisition of units of Viant Technology LLC, and the amount of those payments are expected to be substantial.

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

Pursuant to recent regulations issued under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), Viant Technology Inc. may not be permitted to deduct its distributive share of compensation expense to the extent that the compensation was paid by Viant Technology LLC to certain of Viant Technology Inc.’s covered employees, potentially resulting in additional U.S. federal income tax liability for Viant Technology Inc. and reducing cash available for distribution to Viant Technology Inc.’s stockholders and/or for the payment of other expenses and obligations of Viant Technology Inc.

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

Under the U.S. federal partnership audit rules, subject to certain exceptions, audit adjustments to items of income, gain, loss, deduction, or credit of an entity (and any holder’s share thereof) are determined, and taxes, interest, and penalties attributable thereto, are assessed and collected, at the entity level. Viant Technology LLC (or any of its applicable subsidiaries or other entities in which Viant Technology LLC directly or indirectly invests that are treated as partnerships for U.S. federal income tax purposes) may be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and Viant Technology Inc., as a member of Viant Technology LLC (or such other entities), could be required to indirectly bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. Audit adjustments for state or local tax purposes could similarly result in Viant Technology LLC (or any of its applicable subsidiaries or other entities in which Viant Technology LLC directly or indirectly invests) being required to pay or indirectly bear the economic burden of state or local taxes and associated interest, and penalties.

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

Our tax liabilities may be greater than anticipated.

The U.S. and non-U.S. tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the Internal Revenue Service and by taxing authorities of the state, local and foreign jurisdictions in which we operate. Our tax obligations are based in part on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property, the jurisdictions in which we operate, and how tax authorities assess revenue-based taxes such as sales and use taxes. Taxing authorities may challenge our tax positions and methodologies for valuing developed technology, as well as our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes. Any adverse outcomes of such challenges to our tax positions (or other challenges to our tax positions) could result in additional taxes for prior periods, interest and penalties, as well as higher future taxes. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense could have a negative effect on our financial position and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we will make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our consolidated financial statements and any such occurrence could materially affect our financial position and results of operations.

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

Risks Related to Our Financial Position and Capital Requirements

We may experience fluctuations in our operating results, which could make our future operating results difficult to predict or cause our operating results to fall below securities analysts’ and investors’ expectations.

Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. In particular, we offer our customers a choice of three different pricing options: a percentage of spend option, a subscription option and a fixed CPM pricing option. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. Our revenue and contribution ex-TAC vary across these different pricing and service options, and therefore our results may vary based on the mix of pricing and service options chosen by customers in any given period. The varying nature of our pricing mix between periods may make it more difficult for us to forecast our future operating results. Further, variation in our pricing mix may make it more difficult to make comparisons between prior, current and future periods. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Fluctuations in our operating results could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our Class A common stock. Because our business is changing and evolving rapidly, and the macroeconomic environment continues to evolve as a result of the COVID-19 pandemic, our historical operating results may not be necessarily indicative of our future operating results. It is also difficult to predict the impact of a post-pandemic recovery on our business and operating results. In addition to changes in terms of mix of our different pricing options, factors that may cause our operating results to fluctuate include the following:

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

Our revolving credit and security agreement and guaranty (the “Loan Agreement”) with PNC Bank, National Association (“PNC Bank”) contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur indebtedness, create liens, make investments, merge with other companies, dispose of our assets, prepay other indebtedness and make dividends and other distributions. The terms of our Loan Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. The Loan Agreement also contains a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Loan Agreement is less than 25%. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest under the Loan Agreement.

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

The phase out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

Interest rates under our Loan Agreement are based partly on LIBOR, the London interbank offered rate, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. ICE Benchmark Administration, the administrator of LIBOR, has ceased the publication of certain tenors of U.S. dollar LIBOR after December 31, 2021, and plans to cease the publication of all other tenors of U.S. dollar LIBOR after June 30, 2023. It is unclear if new methods of calculating LIBOR will be established such that it continues to exist after 2023. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate which is currently intended to serve as an alternative reference rate to LIBOR. If the method for calculation of LIBOR changes, if LIBOR is no longer available, or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our borrowings. Further, we may need to renegotiate our Loan Agreement or any other borrowings that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

Our revenue, cash flow, operating results and other key operating and performance measures may vary from quarter to quarter due to the seasonal nature of our customers’ spending on advertising campaigns. For example, in prior years, customers tended to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. In contrast, the first quarter of the calendar year has typically been the slowest in terms of advertising spend. These patterns may or may not hold true during the COVID-19 pandemic. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods, making it difficult to predict our revenue, cash flow, and operating results, all of which could fall below our expectations.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock has been and may continue to be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.

The market price of equity securities of technology companies has historically experienced high levels of volatility. The market price of our Class A common stock has been and may continue to fluctuate significantly in response to numerous factors, some of which are beyond our control and may not be related to our operating performance. For example, the closing price of our Class A common stock since first trading on February 10, 2021 through March 8, 2022 has ranged from a low of $6.62 to a high of $68.31. In addition to the factors discussed in this “Risk Factors” section, these factors include:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of technology companies in general and of companies in the digital advertising industry in particular;
•	fluctuations in the trading volume of our Class A common stock or the size of our public float;
•	actual or anticipated changes or fluctuations in our operating results;
•	whether our operating results meet the expectations of securities analysts or investors;
•	actual or anticipated changes in the expectations of investors or securities analysts;
•	litigation involving us, our industry, or both;
•	regulatory developments in the United States, foreign countries, or both;
•	general political, health and economic conditions and trends, including the COVID-19 pandemic;
•	major catastrophic events;
•	lockup releases or sales of large blocks of our Class A common stock;
•	departures of key employees; or
•	an adverse impact on our company from any of the other risks cited in this Annual Report.

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

Sales of substantial blocks of our Class A common stock into the public market, or the perception that such sales might occur, could cause the market price of our Class A common stock to decline and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of March 8, 2022, there were 13,741,508 shares of our Class A common stock outstanding. All of the shares of Class A common stock sold in the IPO are freely tradable without restrictions or further registration under the, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.

Pursuant to the Registration Rights Agreement, holders of our Class B common stock have rights to require us to file registration statements covering the sale of shares of Class A common stock issuable upon exchange of Class B common stock or to include such shares in registration statements that we may file for ourselves or other stockholders. We also intend to register the offer and sale of all shares of Class A common stock issuable under our equity compensation plan adopted in connection with our IPO.

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

The Vanderhook Parties hold a majority of the voting power of our outstanding common stock through their ownership of our Class B common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power with respect to the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board of directors entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors.

We rely on certain exemptions and transition periods provided under applicable Nasdaq listing rules. As a result, our compensation committee does not consist entirely of independent directors and our directors are not nominated or selected entirely by independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

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

Our common stock is currently listed on Nasdaq under the symbol “DSP.” We cannot assure you that an active trading market for our Class A common stock will be sustained. We cannot predict the market price at which our Class A common stock will trade in the future. The lack of an active market may impair the value of your shares, your ability to sell your shares at the time you wish to sell them and the prices that you may obtain for your shares. An inactive market may also impair our ability to raise capital by selling our Class A common stock and our ability to acquire other companies, products or technologies by using our Class A common stock as consideration.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and the terms of our current and future debt arrangements. In addition, the Loan Agreement (as defined below) contains certain negative covenants that limit our ability to pay dividends. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Our charter documents and Delaware law could discourage takeover attempts and other corporate governance changes.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions that:

•

provide that our board of directors will be classified into three classes with staggered, three-year terms and that directors may only be removed for cause after Tim Vanderhook, Chris Vanderhook and Four Brothers 2 LLC collectively cease to beneficially own a majority of the combined voting power of our Class A and Class B Common Stock (the “Triggering Event”);

•	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•	provide that, after the Triggering Event, vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	prohibit cumulative voting in the election of directors;
•	require super-majority voting to amend our certificate of incorporation and bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•

specify that special meetings of our stockholders can be called only by our board of directors, the chairman of our board of directors, or our chief executive officer with the concurrence of a majority of our board of directors;

•	prohibit stockholder action by written consent after the Triggering Event, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	restrict the forum for certain litigation against us to Delaware or federal courts;
•	permit our board of directors to alter our bylaws without obtaining stockholder approval;
•	reflect the dual class structure of our common stock, as discussed above; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Most members of our management team have limited or no experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that govern public companies. There are significant obligations we are subject to relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage our transition to being a public company. These obligations and added scrutiny require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.

Reduced reporting and disclosure requirements applicable to us as an emerging growth company could make our Class A common stock less attractive to investors.

We are an emerging growth company (an “EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We could be an EGC until December 31, 2026. We will cease to be an EGC upon the earliest of: (i) until December 31, 2026, (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. In connection with the audit of our 2018 and 2019 consolidated financial statements, we identified a material weakness in our internal controls caused by the misapplication of accounting principles related to the timing of depreciation of software development costs capitalized and unrecorded disposals of decommissioned software projects. We have remediated this material weakness, which we believe has addressed the underlying causes of this issue. We implemented additional controls around identifying and determining the appropriate timing for which capitalized software development costs should be reclassified from work-in-process to placed-in-service and begin depreciation and ultimately decommissioned, if applicable. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we are or will be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an EGC. At such time, our independent registered public accounting firm may issue an opinion on our internal controls over financial reporting that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Irvine, California, where we occupy facilities totaling approximately 47,000 square feet under a lease that expires in May 2031. We currently lease nine other office spaces across the United States and we do not own any real property. We believe that our current facilities are adequate to meet our current needs.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending any such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

Holders

As of March 8, 2022, there was one stockholder of record of our Class A common stock and four holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not paid any cash dividends on our capital stock and have no present intention to pay cash dividends on our capital stock. Any determination to pay dividends to holders of our capital stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our existing and any future debt, including pursuant to the Loan Agreement with PNC Bank, and other factors that our board of directors deems relevant.

Use of Proceeds from our Initial Public Offering

On February 12, 2021, we completed our IPO, pursuant to which we issued and sold an aggregate of 11,500,000 shares of our Class A common stock (inclusive of 1,500,000 shares pursuant to the underwriters’ option to purchase additional shares) at the IPO price of $25.00 per share. The offer and sale of the shares of Class A common stock in the IPO were registered pursuant to registration statements on Form S-1 (File Nos. 333-252117 and 333-252907), which the SEC declared effective on February 9, 2021. There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus, dated February 9, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on February 11, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under the Viant Technology Inc. 2021 Long-Term Incentive Plan (the “LTIP”), we are permitted to satisfy any national, state, local or other tax withholding obligation due upon the vesting of an award granted under the LTIP by repurchasing an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the fourth quarter of 2021 were in connection with this tax withholding obligation. During the three months ended December 31, 2021, we repurchased the following shares of our Class A common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/21 to 10/31/21	—	—	—	—
11/1/21 to 11/30/21	—	—	—	—
12/1/21 to 12/31/21	142,445	$9.41	—	—
Total	142,445	$9.41	$—	$—

(1) Represents the shares of Class A common stock we repurchased upon the vesting of restricted stock units to satisfy the applicable tax withholding obligations incidental to the vesting of such awards.

(2) Represents the average price per share that we paid for the repurchases described above.

Stock Performance Graph

This performance graph shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing under the Securities Act.

The following graph shows a comparison from February 10, 2021 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2021 of the cumulative total stockholder return for our Class A common stock, the Standard & Poor’s 500 Index (the “S&P 500”) and the Russell Index 2000 (the “Russell 2000”). The graph assumes that $100 was invested at the market close on February 10, 2021 in our Class A common stock, the S&P 500 and the Russell 2000. Data for the S&P 500 and the Russell 2000 assumes reinvestment of any dividends. The comparisons shown in the graph below are based upon historical data.  The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Since there is no published industry or line-of-business index for our business reflective of our performance, nor do we believe we can reasonably identify a peer group, we measure our performance against issuers with similar market capitalizations. We selected the Russell 2000 Index because it measures the performance of a broad range of companies with lower market capitalizations than those companies included in the S&P 500 Index.

Comparison of Quarterly Total Return
for Viant Technology Inc.
$140
$120
$100
$80
$60
$40
$20
$-
2/10/2021
3/31/2021
6/30/2021
9/30/2021
12/31/2021
Viant Technology, Inc.
Russell 2000 Index
S&P 500 Index

Item 6. Selected Financial Data.

The following table sets forth selected financial information and other data of Viant Technology Inc. and its subsidiaries on a historical basis for the periods and as of the dates indicated. Viant Technology LLC is considered our predecessor for accounting purposes and accordingly, for all periods presented prior to February 12, 2021, our consolidated financial statements represent the financial statements of our predecessor. We have derived the selected consolidated statements of operations data for the years ended December 31, 2021, 2020 and 2019 and the selected consolidated balance sheets data as of December 31, 2021 and 2020 from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statements of operations data for the year ended December 31, 2018 and the selected consolidated balance sheets data as of December 31, 2019 and 2018 were derived from our audited consolidated financial statements not included in this Annual Report. Our historical results and growth rates are not necessarily indicative of results or growth rates to be expected in future periods.

You should read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report, as well as the information included under the caption “Transactions with Related Persons” in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

	Year Ended December 31,
	2021	2020	2019	2018
	(in thousands, except per share/unit data and number of customers)
Consolidated Statements of Operations Data:
Revenue	$224,127	$165,251	$164,892	$108,355
Operating expenses(1):
Platform operations	129,604	88,260	94,060	74,344
Sales and marketing	65,042	28,887	29,027	26,766
Technology and development	25,372	8,698	9,240	9,585
General and administrative	46,904	17,639	19,770	18,326
Total operating expenses	266,922	143,484	152,097	129,021
Income (loss) from operations	(42,795)	21,767	12,795	(20,666)
Total other expense (income), net	(5,186)	1,129	2,871	4,869
Net income (loss)	(37,609)	20,638	9,924	(25,535)
Less: Net loss attributable to noncontrolling interests	(29,867)	—	—	—
Net loss attributable to Viant Technology Inc.	$(7,742)	$—	$—	$—
Earnings (loss) per share/unit—basic(2)	$(0.63)	$20.64	$31.31	$(137.28)
Earnings (loss) per share/unit—diluted(2)	$(0.63)	$20.64	$27.37	$(137.28)
Other Key Operating and Financial Performance Measures(3)
Gross profit	$94,523	$76,991	$70,832	$34,011
Contribution ex-TAC	$141,500	$110,516	$104,440	$64,526
Adjusted EBITDA	$37,108	$31,782	$24,655	$(7,534)
Net income (loss) as a percentage of gross profit(4)	N/A	27%	14%	N/A
Adjusted EBITDA as a percentage of contribution ex-TAC	26%	29%	24%	N/A
Active customers(5)	309	264	277	267
Average gross profit per active customer	$306	$292	$256	$127
Average contribution ex-TAC per active customer	$458	$419	$377	$242

	As of December 31,
	2021	2020	2019	2018
	(in thousands)
Consolidated Balance Sheets Data:
Cash	$238,480	$9,629	$4,815	$2,655
Accounts receivable, net	110,739	89,767	68,083	48,497
Total assets	389,131	133,520	106,857	86,662
Accounts payable	32,877	29,763	20,480	17,752
Total debt	17,500	23,535	17,500	65,955
Total liabilities	106,557	105,903	84,152	124,859
Convertible preferred units	—	7,500	7,500	45,000
Total equity (deficit)	282,574	20,117	15,205	(83,197)

(1)	Stock/unit-based compensation and depreciation and amortization were included within operating expenses for the periods presented as follows:

	Year Ended December 31,
	2021	2020	2019	2018
	(in thousands)
Stock/unit-based compensation:
Platform operations	$13,096	$—	$42	$25
Sales and marketing	25,639	—	44	26
Technology and development	12,373	—	82	49
General and administrative	17,714	—	922	547
Total stock/unit-based compensation	$68,822	$—	$1,090	$647

	Year Ended December 31,
	2021	2020	2019	2018
		(in thousands)
Depreciation and amortization:
Platform operations	$8,388	$7,338	$7,535	$8,067
Sales and marketing	—	—	—	—
Technology and development	1,599	1,608	1,537	1,314
General and administrative	1,154	1,160	1,083	1,247
Total depreciation and amortization	$11,141	$10,106	$10,155	$10,628

See Note 4, Note 5 and Note 9 to our consolidated financial statements included elsewhere in this Annual Report for more information regarding depreciation, amortization and stock/unit-based compensation, respectively.

(2)	See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for a description of the earnings (loss) per share/unit—basic and diluted computations.
(3)

For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC, adjusted EBITDA, and adjusted EBITDA as a percentage of contribution ex-TAC and average contribution ex-TAC per active customer to the most directly comparable financial measures calculated in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

(4)	Management believes that in periods of net loss, primarily driven by the impact of stock-based compensation, this percentage is not comparable to the other periods presented.
(5)

We define an active customer as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous 12 months. Active customers is an operational metric calculated using contribution ex-TAC, a non-GAAP financial measure. For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “Management’s

Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures—Contribution ex-TAC.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with, and is qualified in its entirety by reference to, the section entitled “Selected Financial Data” and our consolidated financial statements and the related notes included within this Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and discussed elsewhere in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

The following primarily discusses our financial condition and results of operations for our fiscal year ended December 31, 2021 compared to our fiscal year ended December 31, 2020. Discussions of our financial condition and results of operations for our fiscal year ended December 31, 2020 compared to our fiscal year ended December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021.

Overview

We are an advertising software company. Our software enables the programmatic purchase of advertising, which is the electronification of the advertising buying process. Programmatic advertising is rapidly taking market share from traditional ad sales channels, which require more staffing, offer less transparency and involve higher costs to buyers.

Our demand side platform (“DSP”), Adelphic, is an enterprise software platform that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising media across most channels. Through our technology, a marketer can easily buy ads on desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.

We were founded in 1999 by Tim, Chris and Russ Vanderhook who continue to lead our company today. We have been at the forefront of digital advertising technology since our inception and have demonstrated our ability to grow, thrive, and innovate as competitors have come and gone. In 2011, we acquired the social network website Myspace.com. In 2011, Tim and Chris Vanderhook started Xumo, a connected TV streaming service, which was acquired by Comcast Corp. in 2020. In 2015, we completed our first people-based integration. We remained independent until 2016, when Time Inc. acquired a 60% interest in our company through its subsidiary, the Former Holdco. That interest was later acquired by Meredith Corporation when it acquired Time Inc. in 2018. In 2017, we purchased Adelphic, a DSP. Since the Adelphic acquisition, we have materially transformed from a full-service provider of digital advertising solutions into a leading DSP that enables marketers and their advertising agencies to centralize the planning, buying and measurement of their media investments using a people-based framework. We have grown from a business operating from a home office to a company with approximately 350 employees in 10 offices throughout the United States, as of December 31, 2021. In 2019, we entered into the 2019 Former Holdco transaction that resulted in the retirement of the Former Holdco’s interest in our company and the Vanderhook Parties acquired that 60% interest in Viant, allowing it to once again become an independent company. We completed our IPO on February 12, 2021.

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

We make our software platform available through different pricing options tailored to multiple customer types and needs. These options consist of a percentage of spend option, a monthly subscription pricing option and a fixed CPM pricing option. “CPM” refers to a payment option in which customers pay a price for every 1,000 impressions an ad receives. Customers can enter into master service agreements (“MSAs”) with us that enable them to use our platform on a self-service basis to execute their advertising campaigns. We generate revenue when our platform is used on a self-service basis by charging a platform fee that is either a percentage of spend or a flat monthly subscription fee, as well as fees for additional features such as data and advanced reporting. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. When customers utilize our services, we generate revenue by charging a (1) separate service fee that represents a percentage of spend in addition to the platform fee; (2) a flat monthly fee covering services in connection with data management and advanced reporting; or (3) a fixed CPM that is inclusive of media, other direct costs and services. We believe that offering a multitude of pricing options provides our customers greater flexibility and access to our platform. Some of our pricing options are relatively new to the market and are not yet material to our business from a financial perspective.

Our financial results for the fiscal years ended December 31, 2021 and 2020 include:

•	Revenue of $224.1 million and $165.3 million for the years ended December 31, 2021 and 2020, respectively, representing an increase of 35.6%;
•	Gross profit of $94.5 million and $77.0 million for the years ended December 31, 2021 and 2020, respectively, representing an increase of 22.8%;
•	Contribution ex-TAC* of $141.5 million and $110.5 million for the years ended December 31, 2021 and 2020, respectively, representing an increase of 28.0%;
•	Net loss of $37.6 million and net income of $20.6 million for the years ended December 31, 2021 and 2020, respectively;
•	Non-GAAP net income* of $23.9 million and $20.6 million for the years ended December 31, 2021 and 2020, respectively; and
•	Adjusted EBITDA* of $37.1 million and $31.8 million for the years ended December 31, 2021 and 2020, respectively.

*Contribution ex-TAC, non-GAAP net income and adjusted EBITDA are non-GAAP financial measures. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC, non-GAAP net income and adjusted EBITDA to the most directly comparable financial measures calculated in accordance with GAAP, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

Factors Affecting Our Performance

COVID-19

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and in March 2020, the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 has spread across the globe since 2020 and has impacted economic activity worldwide.

The challenges posed by the COVID-19 pandemic on the global economy continued throughout 2021. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, vaccine mandates, prohibitions on group events and gatherings, shutdowns of certain businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. We instituted temporary salary reductions in the second and third quarters of 2020 due to COVID-19. In the fourth quarter of 2020, normal salaries were reinstated and we paid employees for the amounts by which their salaries had been reduced in the second and third quarters of 2020. Salaries were not impacted by the pandemic in 2021. During 2020, certain marketers in industries such as travel and tourism, retail and automotive, decreased or paused their advertising spend as a response to the economic uncertainty. The advertising spend in some of these industries increased in 2021 compared to 2020 as the effects of the pandemic became, or were perceived to have become, less volatile. Our revenue and adjusted EBITDA were negatively impacted throughout 2020 and 2021 as a result of the COVID-19 pandemic, however with vaccines being made widely available during 2021, the impact of the pandemic on our business and operations was less significant for the year ended December 31, 2021. The ultimate impact of COVID-19 on our results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, emerging variant strains of the virus with varying degrees of vaccine resistance, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. See “Risk Factors—The effects of the ongoing COVID-19 pandemic and other adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition” for further discussion of the potential impacts of COVID-19 on our business, financial condition and results of operations.

Attract, Retain and Grow our Customer Base

Our recent growth has been driven by expanding the usage of our platform by our existing customers as well as adding new customers. We believe that our customers value our solutions, as our average gross profit per active customer has increased from $292,000 to $306,000, an increase of $14,000 or 4.8%, from the year ended December 31, 2020 to the year ended December 31, 2021, respectively, and our average contribution ex-TAC per active customer has increased from $419,000 to $458,000, an increase of $39,000 or 9.3%, from the year ended December 31, 2020 to the year ended December 31, 2021, respectively. We define an “active customer” as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. Active customers increased by 45 customers or 17.0%, from fiscal 2020 to fiscal 2021. For a detailed discussion of our key operating measures including the definition of active customers, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

We continue to add functionality to our software to encourage our customers to increase their usage of our platform. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across channels, we believe that we are well positioned to capture the increase in programmatic budgets. Further, we intend to continue to grow our marketing efforts to increase awareness of our DSP platform, Adelphic, and highlight the advantages of our people-based framework as cookie-based options become increasingly limited. As a result, future revenue growth depends upon our ability to retain our existing customers and increase their usage of our platform as well as add new customers.

Investment in Growth

We believe that the advertising market is in the early stages of a shift toward programmatic advertising. We plan to invest for long-term growth. We anticipate that our operating expenses will increase significantly in the foreseeable future as we invest in platform operations, technology and development to enhance our product capabilities including identity resolution and the integration of new advertising channels, and in sales and marketing to acquire new customers and increase our customers’ usage of our platform. We believe that these investments will contribute to our long-term growth, although they may have a negative impact on our profitability in the near-term.

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

Seasonality

Advertising companies commonly experience seasonal fluctuations in revenue, as many marketers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter has reflected our highest level of advertising activity for the year. We generally expect the subsequent first quarter to reflect lower activity levels, but this trend may be masked due to the continued growth of our business. In addition, historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns and consumer activity due to COVID-19. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods, making it difficult to predict our revenue, cash flow, and operating results, all of which could fall below our expectations. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

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

We expect the portion of our revenue derived from the percentage of spend and monthly subscription pricing options to increase in the aggregate over time, which would reduce the percentage of revenue that we recognize on a gross basis in connection with the fixed CPM pricing option.

See “Critical Accounting Estimates—Revenue Recognition” for a description of our revenue recognition policies.

Operating Expenses

We classify our operating expenses into the following four categories. Each expense category includes overhead such as rent and occupancy charges, which is allocated based on headcount.

Platform Operations. Platform operations expense represents our cost of revenues, which consists of TAC, hosting costs, personnel costs, depreciation of capitalized software development costs related to our platform, customer support costs and allocated overhead. TAC recorded in platform operations consist of amounts incurred and payable to suppliers for costs associated with our fixed CPM pricing option. Personnel costs within platform operations include salaries, bonuses, stock/unit-based compensation and employee benefit costs primarily attributable to personnel who directly support our platform.

Other than TAC, many of the costs included in platform operations expense do not increase or decrease proportionately with increases or decreases in our revenue. We expect platform operations expenses to increase in future periods, including as a result of stock-based compensation and depreciation of capitalized software development costs as we continue to invest in the development of our platform to add new features and functions, increase the number of advertising media and data suppliers, ramp up the volume of advertising spend on our platform resulting in increased volumes of transactions, and hire additional personnel to support our customers.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock/unit-based compensation, employee benefit costs and commissions for our sales personnel. Sales and marketing expense also includes costs for market development programs, advertising, promotional and other marketing activities and allocated overhead. Commissions are expensed as incurred.

Our sales and marketing organization focuses on marketing our platform to increase its adoption by existing and new customers. As a result, we expect sales and marketing expenses to increase in future periods, including as a result of stock-based compensation, as we increase our sales and marketing team and our focus on market development programs. Sales and marketing expense as a percentage of revenue may fluctuate from period to period based on revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over time.

Technology and Development. Technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock/unit-based compensation and employee benefit costs associated with the ongoing development and maintenance of our platform and allocated overhead. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software included in property, equipment and software, net, on the consolidated balance sheet. We record depreciation for capitalized software development costs not related to our platform within technology and development expense.

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

General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock/unit-based compensation and employee benefit costs associated with our executive, accounting, finance, legal, human resources and other administrative personnel. Additionally, this includes accounting, legal and other professional services fees, insurance expense, bad debt expense and allocated overhead.

We expect to continue to invest in corporate infrastructure and incur additional expenses associated with our operation as a public company, including increased legal and accounting costs, investor relations costs, higher insurance premiums and compliance costs associated with developing the requisite infrastructure required for internal controls over financial reporting. As a result, we expect general and administrative expenses to increase in future periods, including as a result of stock-based compensation.

Total Other Expense, Net

Interest Expense, Net. Interest expense, net is primarily related to our long-term debt and revolving credit facility.

Other Expense (Income), Net. Other expense (income), net consists primarily of foreign currency exchange gains and losses, debt extinguishment gains and losses and miscellaneous expenses not attributable to operations.

Results of Operations

The following tables set forth our consolidated results of operations, our consolidated results of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$224,127	$165,251
Operating expenses(1):
Platform operations	129,604	88,260
Sales and marketing	65,042	28,887
Technology and development	25,372	8,698
General and administrative	46,904	17,639
Total operating expenses	266,922	143,484
Income from operations	(42,795)	21,767
Total other expense (income), net	(5,186)	1,129
Net income (loss)	(37,609)	20,638
Less: Net loss attributable to noncontrolling interests	(29,867)	—
Net loss attributable to Viant Technology Inc.	$(7,742)	$—

	Year Ended December 31,
	2021	2020
	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Operating expenses:
Platform operations	58%	53%
Sales and marketing	29%	17%
Technology and development	11%	5%
General and administrative	21%	11%
Total operating expenses	119%	87%
Income from operations	(19)%	13%
Total other expense (income), net	(2)%	1%
Net income (loss)	(17)%	12%
Less: Net loss attributable to noncontrolling interests	(13)%	—
Net loss attributable to Viant Technology Inc.	(3)%	—

*	Percentages may not sum due to rounding
(1)	Stock-based compensation, depreciation, and amortization factored into the operating expense line item as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Stock-based compensation:
Platform operations	$13,096	$—
Sales and marketing	25,639	—
Technology and development	12,373	—
General and administrative	17,714	—
Total stock-based compensation	$68,822	$—

	Year Ended December 31,
	2021	2020
	(in thousands)
Depreciation:
Platform operations	$7,688	$6,638
Sales and marketing	—	—
Technology and development	1,599	1,608
General and administrative	625	631
Total depreciation	$9,912	$8,877

	Year Ended December 31,
	2021	2020
	(in thousands)
Amortization:
Platform operations	$700	$700
Sales and marketing	—	—
Technology and development	—	—
General and administrative	529	529
Total amortization	$1,229	$1,229

Comparison of the Fiscal Years Ended December 31, 2021 and 2020

Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Revenue	$224,127	$165,251	$58,876	36%

Revenue increased by $58.9 million, or 36% during the year ended December 31, 2021 compared to the year ended December 31, 2020. In fiscal 2021, reduced COVID-19-related restrictions contributed to increased revenue and demand for our people-based advertising products and services, and our customers increased usage of our platform. During fiscal 2020, our revenue was adversely impacted by the COVID-19 pandemic, as certain marketers in the travel and tourism, automotive and retail industries decreased or paused their advertising spending, resulting in a 25% revenue decrease across these customer verticals compared to fiscal 2019. During fiscal 2021, the travel and tourism and retail industry verticals increased by 51% compared to fiscal 2020. Approximately 89% of our revenue for the year ended December 31, 2021 came from customers that had been customers in the fiscal year ended December 31, 2020.

Operating Expenses

Platform Operations

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Traffic acquisition costs	$82,627	$54,735	$27,892	51%
Other platform operations	46,977	33,525	13,452	40%
Total platform operations	$129,604	$88,260	$41,344	47%
Platform operations as a percentage of revenue	58%	53%

Platform operations expense increased by $41.3 million, or 47%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The change was primarily driven by a $27.9 million increase in TAC, a variable function of revenue, as well as an increase in other platform operations driven by a $13.1 million increase in stock-based compensation related to our 2021 LTIP and a $1.0 million increase in depreciation, partially offset by a decrease of $0.7 million in cloud costs due to continued efforts to increase cloud infrastructure efficiencies.

Sales and Marketing

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Sales and marketing	$65,042	$28,887	$36,155	125%
Percentage of revenue	29%	17%

Sales and marketing expense increased by $36.2 million, or 125%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily due to a $25.6 million increase in stock-based compensation, a $6.4 million increase in personnel costs and overhead, which was allocated to sales and marketing as a result of the departments’ increased headcount relative to other departments, a $2.9 million increase in advertising, a $0.2 million increase in facilities expense, a $0.2 increase in software license expenses and a $0.8 million increase in travel and entertainment expenses.

Technology and Development

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Technology and development	$25,372	$8,698	$16,674	192%
Percentage of revenue	11%	5%

Technology and development expense increased by $16.7 million, or 192%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily attributable to a $12.4 million increase in stock-based compensation, a $3.8 million increase in personnel costs as a result of an increase in headcount to support our continued investment in developed technology and a $0.4 million increase in software and license expenses.

General and Administrative

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
General and administrative	$46,904	$17,639	$29,265	166%
Percentage of revenue	21%	11%

General and administrative expense increased by $29.3 million, or 166%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily attributable to a $17.7 million increase in stock-based compensation, a $5.6 million increase in insurance, legal and accounting expenses associated with being a publicly traded company, a $3.3 million increase in personnel costs due to the increase in headcount, a $1.4 million increase in recruiting expenses, a $0.5 million increase in bad debt expense due to recoveries of bad debt in a prior year, a $0.2 million increase in dues and subscriptions and a $0.3 million increase in software and license expenses.

Total Other Expense (Income), Net

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except for percentages)
Total other expense (income), net	$(5,186)	$1,129	$(6,315)	(559%)
Percentage of revenue	(2%)	1%

Total other expense (income), net decreased by $6.3 million, or 559%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily due to a $6.1 million gain on debt extinguishment as a result of the forgiveness of Company’s PPP Loan and related accrued interest and a $0.2 decrease in interest expense attributable to an amendment to our Loan Agreement with PNC Bank which decreased the applicable margin on the loan. For additional information regarding forgiveness of the Company’s PPP Loan and the amendment to the Loan Agreement, see Note 7 to our consolidated financial statements included elsewhere in this Annual Report.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly consolidated statements of operations data for each quarter of our fiscal years ended December 31, 2021 and 2020. The information for each of these quarters has been prepared on a basis consistent with our consolidated financial statements and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. The following unaudited consolidated quarterly financial data should be read in conjunction with our annual audited consolidated financial statements and the related notes included elsewhere in this Annual Report. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands, except per share/unit data)
Revenue	$82,715	$50,857	$50,411	$40,144	$56,461	$40,205	$30,425	$38,160
Operating expenses(1):
Platform operations	44,578	28,967	31,715	24,344	25,944	20,124	18,589	23,603
Sales and marketing	15,173	15,131	20,553	14,185	9,494	6,521	5,742	7,130
Technology and development	4,851	6,590	8,031	5,900	2,618	1,946	1,984	2,150
General and administrative	10,428	11,981	14,075	10,420	5,231	3,861	3,891	4,656
Total operating expenses	75,030	62,669	74,374	54,849	43,287	32,452	30,206	37,539
Income (loss) from operations	7,685	(11,812)	(23,963)	(14,705)	13,174	7,753	219	621
Total other expense (income), net	169	348	(5,868)	165	313	275	249	292
Net income (loss)	$7,516	$(12,160)	$(18,095)	$(14,870)	$12,861	$7,478	$(30)	$329
Less: Net income (loss) attributable to noncontrolling interests	5,962	(9,623)	(14,440)	(11,766)	—	—	—	—
Net income (loss) attributable to Viant Technology Inc.	$1,554	(2,537)	(3,655)	(3,104)	—	—	—	—

Earnings (loss) per Class A common stock/unit —basic(2)	$0.11	$(0.20)	$(0.32)	$(0.27)	$12.86	$7.48	$(0.08)	$0.33
Earnings (loss) per Class A common stock/unit —diluted(2)	$0.11	$(0.20)	$(0.32)	$(0.27)	$12.86	$7.48	$(0.08)	$0.33

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(as a percentage of revenue*)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Operating expenses:
Platform operations	54%	57%	63%	61%	46%	50%	61%	62%
Sales and marketing	18%	30%	41%	35%	17%	16%	19%	19%
Technology and development	6%	13%	16%	15%	5%	5%	7%	6%
General and administrative	13%	24%	28%	26%	9%	10%	13%	12%
Total operating expenses	91%	123%	148%	137%	77%	81%	99%	98%
Income (loss) from operations	9%	(23%)	(48%)	(37%)	23%	19%	1%	2%
Total other expense (income), net	0%	1%	(12)%	0%	1%	1%	1%	1%
Net income (loss)	9%	-24%	(36)%	-37%	23%	19%	—	1%
Less: Net income (loss) attributable to noncontrolling interests	7%	(19)%	(29)%	(29)%	—	—	—	—
Net income (loss) attributable to Viant Technology Inc.	2%	(5)%	(7)%	(8)%	—	—	—	—

*	Percentages may not sum due to rounding

(1)	The impact of stock-based compensation, depreciation and amortization on each operating expense line item is set forth below:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Stock-based compensation:
Platform operations	$1,253	$3,142	$5,540	$3,161	$—	$—	$—	$—
Sales and marketing	2,053	4,859	11,914	6,813	—	—	—	—
Technology and development	1,390	3,015	5,029	2,939	—	—	—	—
General and administrative	1,935	4,399	7,203	4,177	—	—	—	—
Total stock-based compensation	$6,631	$15,415	$29,686	$17,090	$—	$—	$—	$—
Depreciation:
Platform operations	$2,264	$2,080	$1,766	$1,578	$1,579	$1,619	$1,678	$1,762
Sales and marketing	—	—	—	—	—	—	—	—
Technology and development	414	421	383	381	402	403	402	401
General and administrative	132	164	168	161	163	171	153	144
Total depreciation	$2,810	$2,665	$2,317	$2,120	$2,144	$2,193	$2,233	$2,307
Amortization:
Platform operations	$175	$175	$175	$175	$175	$175	$175	$175
Sales and marketing	—	—	—	—	—	—	—	—
Technology and development	—	—	—	—	—	—	—	—
General and administrative	133	132	132	132	133	132	132	132
Total amortization	$308	$307	$307	$307	$308	$307	$307	$307

See Note 4, Note 5 and Note 9 to our consolidated financial statements included elsewhere in this Annual Report for more information regarding depreciation, amortization and stock-based compensation expense, respectively.

(2)	See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for a description of the earnings (loss) per share/unit—basic and diluted computations.

Quarterly Non-GAAP Financial Measures

We monitor certain non-GAAP financial measures such as contribution ex-TAC, adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC when evaluating our quarterly results of operations to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Reconciliations of these non-GAAP financial measures for each quarter of our fiscal years ended December 31, 2021 and 2020 to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. For a description of management’s use of each non-GAAP financial measure contained in this Annual Report, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

	Three Months Ended
	December 31 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Operating and Financial Performance Measures
Gross profit	$38,137	$21,890	$18,696	$15,800	$30,517	$20,081	$11,836	$14,557
Contribution ex-TAC	$48,483	$34,077	$32,199	$26,741	$39,135	$27,995	$20,045	$23,341
Net income (loss)	$7,516	$(12,160)	$(18,095)	$(14,870)	$12,861	$7,478	$(30)	$329
Adjusted EBITDA	$17,426	$6,454	$8,346	$4,882	$15,562	$10,242	$2,754	$3,224
Net income as a percentage of gross profit	20%	N/A	N/A	N/A	42%	37%	0%	2%
Adjusted EBITDA as a percentage of contribution ex-TAC	36%	19%	26%	18%	40%	37%	14%	14%

Contribution ex-TAC

The following table sets forth a reconciliation of revenue to gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Revenue	$82,715	$50,857	$50,411	$40,144	$56,461	$40,205	$30,425	$38,160
Less: Platform operations	(44,578)	(28,967)	(31,715)	(24,344)	(25,944)	(20,124)	(18,589)	(23,603)
Gross profit	38,137	21,890	18,696	15,800	30,517	20,081	11,836	14,557
Add: Other platform operations	10,346	12,187	13,503	10,941	8,618	7,914	8,209	8,784
Contribution ex-TAC	$48,483	$34,077	$32,199	$26,741	$39,135	$27,995	$20,045	$23,341

Adjusted EBITDA

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Net income (loss)	$7,516	$(12,160)	$(18,095)	$(14,870)	$12,861	$7,478	$(30)	$329
Add:
Interest expense, net	161	227	241	235	249	264	244	281
Depreciation and amortization	3,118	2,972	2,624	2,427	2,452	2,500	2,540	2,614
Stock-based compensation	6,631	15,415	29,686	17,090	—	—	—	—
Less:
Gain on extinguishment of debt	—	—	(6,110)	—	—	—	—	—
Adjusted EBITDA	$17,426	$6,454	$8,346	$4,882	$15,562	$10,242	$2,754	$3,224

Adjusted EBITDA as a percentage of contribution ex-TAC

The following table sets forth a reconciliation of net income (loss) as a percentage of gross profit to adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands, except for percentages)
Gross profit	$38,137	$21,890	$18,696	$15,800	$30,517	$20,081	$11,836	$14,557
Net income (loss)	$7,516	$(12,160)	$(18,095)	$(14,870)	$12,861	$7,478	$(30)	$329
Net income as a percentage of gross profit(1)	20%	N/A	N/A	N/A	42%	37%	0%	2%
Contribution ex-TAC (2)	$48,483	$34,077	$32,199	$26,741	$39,135	$27,995	$20,045	$23,341
Adjusted EBITDA (3)	$17,426	$6,454	$8,346	$4,882	$15,562	$10,242	$2,754	$3,224
Adjusted EBITDA as a percentage of contribution ex-TAC	36%	19%	26%	18%	40%	37%	14%	14%

(1)	Management believes that in periods of net loss, primarily driven by the impact of stock-based compensation, this percentage is not comparable to the other periods presented.

(2)	For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”
(3)	For a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP, see “—Adjusted EBITDA.”

Key Operating and Financial Performance Measures

Use of Non-GAAP Financial Measures

We monitor certain non-GAAP financial measures to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. We believe these measures enhance an overall understanding of our performance and investors’ ability to review our business from the same perspective as management and facilitate comparisons of this period’s results with prior periods on a consistent basis by excluding items that management does not believe are indicative of Viant’s ongoing operating performance. These non-GAAP financial measures include contribution ex-TAC, adjusted EBITDA, adjusted EBITDA as a percentage of contribution ex-TAC, non-GAAP net income (loss), non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted, and average contribution ex-TAC per active customer, each of which are discussed immediately following the table below, along with the operational performance measure active customers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures which are not prepared in accordance with GAAP, as they may be different from non-GAAP financial measures used by other companies and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

	Year Ended December 31,
	2021	2020	Change (%)
	(in thousands, except for percentages, number of customers and per share data)
Operating and Financial Performance Measures
Gross profit	$94,523	$76,991	23%
Contribution ex-TAC	$141,500	$110,516	28%
Net income (loss)	$(37,609)	$20,638	(282%)
Adjusted EBITDA	$37,108	$31,782	17%
Net income as a percentage of gross profit(1)	N/A	27%	N/A
Adjusted EBITDA as a percentage of contribution ex-TAC	26%	29%	(9%)
Non-GAAP net income	$23,865	$20,638	16%
Earnings (loss) per share/unit—basic	$(0.63)	$20.64	(103%)
Earnings (loss) per share/unit—diluted	$(0.63)	$20.64	(103%)
Non-GAAP earnings (loss) per share—basic(2)	$0.31	N/A	N/A
Non-GAAP earnings (loss) per share—diluted(2)	$0.30	N/A	N/A
Active customers(3)	309	264	17%
Average gross profit per active customer	$306	$292	5%
Average contribution ex-TAC per active customer	$458	$419	9%

(1)	Management believes that in periods of net loss, primarily driven by the impact of stock-based compensation, this percentage is not comparable to the other periods presented.
(2)

Non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted was not adjusted for the prior comparative periods presented. For a discussion on why prior periods were not adjusted, see “—Non-GAAP Earnings (loss) per Class A Common Stock/Unit—Basic and Diluted.”

(3)

We define an active customer as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. Active customers is an operational metric calculated using contribution ex-TAC, a non-GAAP financial measure. For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”

Contribution ex-TAC

Contribution ex-TAC is a non-GAAP financial measure. Gross profit is the most comparable GAAP measurement, which is calculated as revenue less platform operations. In calculating contribution ex-TAC, we add back other platform operations expense to gross profit. Contribution ex-TAC is a key profitability measure used by our management and board of directors to understand and evaluate our operating performance and trends, develop short- and long-term operational plans and make strategic decisions regarding the allocation of capital. In particular, we believe that contribution ex-TAC can provide a measure of period-to-period comparisons for all pricing options within our business. Accordingly, we believe that this measure provides information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of contribution ex-TAC has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define contribution ex-TAC differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.

Active customers

We define an active customer as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. For purposes of this definition, a customer that operates under any of our pricing options that equals or exceeds the aforementioned contribution ex-TAC threshold is considered an active customer. Active customers is an operational metric calculated using contribution ex-TAC, a non-GAAP financial measure. For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”

Average contribution ex-TAC per active customer

We define average contribution ex-TAC per active customer as contribution ex-TAC for the trailing 12-month period presented divided by active customers. Average gross profit per active customer is the most comparable GAAP measurement, which we define as gross profit for the trailing 12-month period presented divided by active customers. We believe that the total number of active customers and average contribution ex-TAC per active customer are measures of our ability to increase revenue and the effectiveness of our sales force, although we expect these measures to fluctuate based on the seasonality in our business. Customers that generated less than $5,000 in contribution ex-TAC in the trailing 12-month period were not material in the aggregate in any period. For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”

The following table sets forth a reconciliation of (i) revenue to gross profit to contribution ex-TAC and (ii) average gross profit per active customer to average contribution ex-TAC per active customer, in each case for the periods presented:

	Year Ended December 31,
	2021	2020	2019	2018
	(in thousands)
Revenue	$224,127	$165,251	$164,892	$108,355
Less: Platform operations	(129,604)	(88,260)	(94,060)	(74,344)
Gross profit	94,523	76,991	70,832	34,011
Add: Other platform operations	46,977	33,525	33,608	30,515
Contribution ex-TAC	$141,500	$110,516	$104,440	$64,526

Active customers(1)	309	264	277	267
Average gross profit per active customer	$306	$292	$256	$127
Average contribution ex-TAC per active customer	$458	$419	$377	$242

(1)We define an active customer as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. Active customers is an operational metric calculated using contribution ex-TAC, a non-GAAP financial measure.

Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest expense, net, income tax expense (benefit), depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Net income (loss) is the most comparable GAAP measurement. Adjusted EBITDA as a percentage of contribution ex-TAC is a non-GAAP financial measure we calculate by dividing adjusted EBITDA by contribution ex-TAC for the period or periods presented.

Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC are used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating adjusted EBITDA can provide a measure for period-to-period comparisons of our business. Adjusted EBITDA as a percentage of our non-GAAP measure, contribution ex-TAC, is used by our management and board of directors to evaluate adjusted EBITDA relative to our profitability after costs that are directly variable to revenues, which comprise TAC. Accordingly, we believe that adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC provide information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Because of these and other limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, net income (loss) and cash flows.

The following table sets forth a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2021	2020	2019	2018
	(in thousands)
Net income (loss)	$(37,609)	$20,638	$9,924	$(25,535)
Add back:
Interest expense, net	864	1,038	3,948	4,362
Depreciation and amortization	11,141	10,106	10,155	10,628
Stock/unit-based compensation	68,822	—	1,090	647
Restructuring expense	—	—	—	893
2019 Former Holdco transaction expense	—	—	471	100
UK subsidiary closure	—	—	(933)	1,371
Less:
Gain on extinguishment of debt	(6,110)	—	—	—
Adjusted EBITDA	$37,108	$31,782	$24,655	$(7,534)

The following table sets forth a reconciliation of net income (loss) as a percentage of gross profit to adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Year Ended December 31,
	2021	2020	2019	2018
	(in thousands, except for percentages)
Gross profit	$94,523	$76,991	$70,832	$34,011
Net income (loss)	$(37,609)	$20,638	$9,924	$(25,535)
Net income (loss) as a percentage of gross profit(1)	N/A	27%	14%	N/A
Contribution ex-TAC(2)	$141,500	$110,516	$104,440	$64,526
Adjusted EBITDA(3)	$37,108	$31,782	$24,655	$(7,534)
Adjusted EBITDA as a percentage of contribution ex-TAC	26%	29%	24%	(12)%

(1)	Management believes that in periods of net loss, primarily driven by the impact of stock-based compensation, this percentage is not comparable to the other periods presented.
(2)	For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”
(3)	For a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP, see “—Adjusted EBITDA.”

Non-GAAP Net Income (Loss)

Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss) adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Net income (loss) is the most comparable GAAP measurement. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation, gain on debt extinguishment, and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Our use of non-GAAP net income (loss) has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define non-GAAP net income (loss) differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.

The following table sets forth a reconciliation of net income (loss) to non-GAAP net income (loss) for the periods presented:

	Year Ended December 31,
	2021	2020	2019	2018
	(in thousands)
Net income (loss)	$(37,609)	$20,638	$9,924	$(25,535)
Add back: Stock-based compensation	68,822	—	1,090	647
Less: Gain on extinguishment of debt	(6,110)	—	—	—
Less: Income tax effect related to Viant Technology Inc.’s share of adjustments	(1,238)	—	—	—
Non-GAAP net income (loss)	$23,865	$20,638	$11,014	$(24,888)

Non-GAAP Earnings (loss) per Class A Common Stock/Unit—Basic and Diluted

Non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted is a non-GAAP financial measure defined by us as earnings (loss) per Class A common stock/unit—basic and diluted, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Earnings (loss) per Class A common stock/unit—basic and diluted is the most comparable GAAP measurement. Non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted is used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation, gain on extinguishment of debt and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Our use of Non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these potential limitations include:

•

other companies, including companies in our industry that have similar business arrangements, may report non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted or similarly titled measures, but calculate them differently, which reduces their usefulness as comparative measures;

•

although the stock-based compensation related to the 2021 LTIP referred to above is non-cash in nature, non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted does not reflect its impact on net income (loss) attributable to all common shareholders; and

•

although the gain on debt extinguishment related to the forgiveness of our PPP Loan and related accrued interest is non-cash in nature, non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted does not reflect its impact on net income (loss) attributable to all common shareholders.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including earnings (loss) per Class A common stock/unit—basic and diluted.

Basic non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted is calculated by dividing the non-GAAP net income (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding. Shares of our Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted of Class B common stock under the two-class method has not been presented.

Diluted non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted adjusts the basic non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the year ended December 31, 2021, Class B common stock and nonqualified stock options amounts have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method, respectively.

The following table presents the reconciliation of earnings (loss) per Class A common stock/unit—basic and diluted to non-GAAP earnings (loss) per Class A common stock/unit—basic and diluted for the year ended December 31, 2021. Earnings (loss) per share was not adjusted for the year ended December 31, 2020 as there was no stock-based compensation or gain on debt extinguishment in that period.

	Year Ended
	December 31, 2021
	Earnings		Non-GAAP
	(Loss) per		Earnings (Loss)
	Share	Adjustments	per Share
	(in thousands, except per share data)
Numerator
Net loss	$(37,609)	$—	$(37,609)
Adjustments:
Add back: Stock-based compensation	—	68,822	68,822
Less: Gain on extinguishment of debt	—	(6,110)	(6,110)
Less: Income tax effect related to Viant Technology Inc.'s share of adjustments (1)	—	(1,238)	(1,238)
Non-GAAP net income (loss)	(37,609)	61,474	23,865
Less: Net income (loss) attributable to noncontrolling interests (2)	(29,867)	49,897	20,030
Net income (loss) attributable to Viant Technology, Inc.—basic	(7,742)	11,577	3,835
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	253	253
Less: Income tax effect from the assumed exchange of RSUs for Class A common stock(1)	—	(62)	(62)
Net income (loss) attributable to Viant Technology, Inc.—diluted	$(7,742)	$11,768	$4,026
Denominator
Weighted-average shares of Class A common stock outstanding —basic	12,364	—	12,364
Effect of dilutive securities:
RSUs	—	1,088	1,088
Nonqualified stock options	—	8	8
Weighted-average shares of Class A common stock outstanding —diluted	12,364	1,096	13,460

Earnings (loss) per share of Class A common stock—basic	$(0.63)	$0.94	$0.31
Earnings (loss) per share of Class A common stock—diluted	$(0.63)	$0.93	$0.30

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Shares of Class B common stock			47,107
Total shares excluded from earnings (loss) per share of Class A common stock—diluted			47,107
(1)

The estimated income tax effect of our share of non-GAAP reconciling items are calculated using an assumed blended tax rate of 24%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.

(2)

The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation and gain on extinguishment of debt attributed to the noncontrolling interests of our company outstanding during the period.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $238.5 million and working capital, consisting of current assets less current liabilities, of $269.1 million.

Our primary sources of cash are revenues derived from the programmatic purchase of advertising on our platform and our existing cash balances, although we have, and may in the future, addressed our liquidity needs by utilizing our borrowing capacity under our revolving credit facility or raising additional funds by issuing equity.

Our primary uses of cash are capital expenditures to develop our software in support of enhancing our technology platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; the payment of debt obligations used to finance our operations, capital expenditures, platform development and rapid growth; and future minimum payments under our non-cancelable operating leases.

We assess our liquidity in terms of our ability to generate cash sufficient to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We believe our existing cash, cash flow from revenues derived from the programmatic purchase of advertising on our platform, and the undrawn availability under our credit facility will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash, cash flow from operations, the undrawn availability under our credit facility and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate positive cash flows through programmatic advertising purchases on our platform, our ability to access the capital markets, and other factors, including those discussed under the section titled “Risk Factors.”

As of December 31, 2021, our material cash requirements from known contractual obligations consisted of future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $3.0 million in 2022, $4.0 million in 2023, $3.1 million in 2024 and $3.0 million in 2025. We did not have any other off-balance sheet arrangements as of December 31, 2021 other than the minimum payments under these operating leases and the indemnification agreements described in Note 14 to our consolidated financial statements included elsewhere in this Annual Report.

We are a holding company with no operations of our own and are dependent on distributions from Viant Technology LLC, including payments under the Tax Receivable Agreement, to pay our taxes and satisfy any current or future cash requirements. The Loan Agreement, as defined below, imposes, and any future credit facilities may impose, limitations on the ability of Viant Technology LLC or Viant Technology Inc. to pay dividends to third parties.

Revolving Credit Facility

On October 31, 2019, we entered into the Loan Agreement with PNC Bank. The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of October 31, 2024. The Loan Agreement is collateralized by security interests in substantially all of our assets.

Advances under the Loan Agreement bear interest through maturity at a variable rate based upon our selection of either, a Domestic Rate or a LIBOR rate, plus an applicable margin (“Domestic Rate Loans” and “LIBOR Rate Loans”). The Domestic Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. The effective weighted average interest rate as of December 31, 2021 was 3.24%. The applicable margin as of December 31, 2021 was equal to 0.75% for Domestic Rate Loans and 1.75% for LIBOR Rate Loans. The applicable margin that commenced on October 15, 2021 is between 0.75% to 1.25% for Domestic Rate Loans and between 1.75% and 2.25% for LIBOR Rate Loans based on maintaining certain undrawn availability ratios. The facility fee for undrawn amounts under the Loan Agreement is 0.375% per annum. We will also be required to pay customary letter of credit fees, as necessary.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 1.40 to 1.00 at any time undrawn availability under the Loan Agreement is less than 25%. As of December 31, 2021, we are in compliance with all covenants.

Cash Flows

Fiscal 2021 Changes in Cash Flows

Cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2021 and 2020, as reflected in the Consolidated Statements of Cash Flows included in Item 8 of this Annual Report, are summarized in the following table:

	Year Ended December 31,
	2021	2020
	(in thousands)
Consolidated statements of cash flows data
Cash flows provided by operating activities	$28,665	$18,875
Cash flows used in investing activities	(7,372)	(7,841)
Cash flows provided by (used in) financing activities	207,558	(6,220)
Increase in cash	$228,851	$4,814

Cash Flows Provided by Operating Activities

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

Our cash flows provided by operating activities for fiscal 2021 was $28.7 million, a net increase of $9.8 million, or 51.9%, from cash flows provided by operating activities for fiscal 2020 of $18.9 million. The change in cash flows for fiscal 2021 were primarily due to:

•	a decrease of $37.6 million from net loss;
•

an increase of $73.9 million due to noncash add back adjustments to net loss comprised of $68.8 million for stock-based compensation, $11.1 million for depreciation and amortization, loss on disposal of assets of $0.2 million, offset by $0.1 million recovery of doubtful accounts and gain on debt extinguishment of $6.1 million;

•

a decrease of $6.2 million from changes in working capital (excluding deferred revenue and other liabilities) primarily related to an increase of $15.5 million in accounts payable, accrued liabilities and accrued compensation, net against a decrease of $21.6 million in accounts receivable and prepaid assets and other assets.

•	a decrease in deferred revenue of $1.8 million; and
•	an increase in other liabilities of $0.3 million.

Cash Flows Used in Investing Activities

Our primary investing activities have consisted of capital expenditures to develop our software in support of enhancing our technology platform and purchases of property and equipment in support of our expanding headcount as a result of our growth. We capitalize certain costs associated with creating and enhancing internally developed software related to our technology infrastructure that are recorded within property, equipment and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to software development projects. Purchases of property and equipment and capitalized software development costs may vary from period-to-period due to the timing of the expansion of our operations, the addition of headcount and our software development cycles. As a result of capitalization of stock-based compensation in future periods and the growth of our business, we expect our capital expenditures and our investment activity to continue to increase.

Our cash flows used in investing activities for fiscal 2021 was $7.4 million, a net decrease of $0.4 million, or 6.0%, from cash flows used in investing activities for fiscal 2020 of $7.8 million. The change in cash flows for fiscal 2021 were primarily due to:

•	$6.9 million of investments in capitalized software; and
•	$0.4 million of purchases of property and equipment.

Cash Flows Provided by Financing Activities

Our financing activities consisted primarily of proceeds from borrowings and repayments of our debt, issuances of our equity and payments of member distributions. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and rapid growth.

Our cash flows provided by financing activities for fiscal 2021 was $207.6 million, a net increase of $213.8 million from cash flows used in financing activities for fiscal 2020 of $6.2 million. The change in cash flows for fiscal 2021 were primarily due to:

•	$232.5 million of IPO proceeds, net of underwriting discounts, partially offset by payments of $2.6 million in offering costs;
•	$7.3 million in payments of member tax distributions; and
•	$15.0 million in taxes paid related to the net share settlement of equity awards.

Fiscal 2020 Changes in Cash Flows

For the comparison of fiscal 2021 to fiscal 2020, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" of our Form 10-K for our fiscal year ended December 31, 2020, filed with the SEC on March 23, 2021 under the subheading "Liquidity and Capital Resources".

Critical Accounting Estimates

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition net versus gross assessment in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of common units and stock/unit-based compensation, and internal use software have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for additional information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Revenue Recognition

We generate our revenue by providing marketers and advertising agencies with the ability to plan, buy and measure their digital advertising campaigns using our people-based DSP, Adelphic. Our platform enables marketers to reach their target audience across desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.

We apply a five-step approach as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), in determining the amount and timing of revenue to be recognized:

•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

We make our software platform available through different pricing options to tailor to multiple customer types and needs. These options consist of a percentage of spend option, a monthly subscription pricing option and a fixed CPM pricing option. “CPM” refers to a payment option in which customers pay a price for every 1,000 impressions an ad receives. We generate revenue when our software platform is used on a self-service basis by charging a platform fee that is either a percentage of spend or a flat monthly subscription fee as well as fees for additional features such as data and advanced reporting. We also offer our customers the ability to use our services to aid in data management, media execution and advanced reporting. When customers utilize our services, we generate revenue by charging a (1) separate service fee that represents a percentage of spend in addition to the platform fee; (2) a flat monthly subscription fee covering services in connection with data management and advanced reporting; or (3) a fixed CPM that is inclusive of media, other direct costs and services. Some of the aforementioned offerings are relatively new to the market and are not yet material to our business from a financial perspective.

We maintain agreements with our customers in the form of MSAs in connection with the percentage of spend and monthly subscription pricing options, as well as instances where we charge our customers a flat monthly fee for services in connection with data management and advanced reporting. We maintain insertion orders (“IO”) in connection with the fixed CPM pricing option, which set out the terms of the relationship and use of our software platform. The nature of our performance obligations is to enable customers to plan, buy and measure advertising campaigns using our platform and provide campaign execution services as requested.

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

The determination of whether revenue for the percentage of spend pricing option should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether we are acting as the principal or an agent, we follow the accounting guidance for principal-agent considerations. Making such determinations involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative.

In instances discussed above related to the percentage of spend pricing option, we typically act as an agent because we arrange for the transfer of such costs from the supplier to the customer through the use of our software platform and do not control such features prior to transfer to the customer. We do not have primary responsibility for meeting customer specifications and do not have discretion in establishing the price of TAC related to this pricing option. As we act as the agent in these arrangements, we report revenue on a net basis. In certain arrangements, we act as a principal in percentage of spend arrangements because (i) we control the advertising inventory before it is transferred to our clients; (ii) we bear sole responsibility for fulfillment of the advertising promise and inventory risks and (iii) we have full discretion in establishing prices. As we act as the principal in these arrangements, we report revenue and the related costs incurred on a gross basis.

For the fixed CPM pricing option, we typically bill customers a fixed CPM price based on advertising impressions delivered through the platform and recognize revenue at the point in time when the advertising impressions are delivered. In certain cases, we also provide third party data segments and measurement reporting, which are recognized at the point in time they are delivered to the customer. We have the primary responsibility for meeting customer specifications and have discretion in establishing the price of TAC related to this pricing option. As we act as the principal in these arrangements, we report revenue and the related costs incurred on a gross basis.

We invoice our customers on a monthly basis for all pricing options. Invoice payment terms, negotiated on a customer-by-customer basis, are typically 30 to 60 days. Advertising agency customers typically have sequential liability terms, which means payments are not due to us from our advertising agency customer until the advertising agency customer has received payment from its customer, the advertiser.

There are no contract assets recorded on the consolidated balance sheets because our right to any unbilled consideration for performance obligations satisfied is only conditional upon the passage of time. Contract liabilities, or deferred revenue, are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current if the respective performance obligations are anticipated to be satisfied during the succeeding 12-month period per the terms of the contract, and the remaining portion is recorded as non-current deferred revenue in the consolidated balance sheets.

ASC 606 provides various optional practical expedients. We elected the use of the practical expedient relating to the disclosure of remaining performance obligations within a contract and will not disclose remaining performance obligations for contracts with an original expected duration of one year or less.

Internal Use Software

We capitalize certain costs associated with creating and enhancing internally developed software. These costs include personnel and related employee benefits expenses for employees who are directly associated with and who devote time to software development projects. Software development costs that do not qualify for capitalization are expensed as incurred and recorded in technology and development expense in the consolidated statements of operations.

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

JOBS Act Accounting Election

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.07 billion in annual sales, has less than $700 million in market value of shares of common stock held by non-affiliates and issues less than $1 billion of non-convertible debt over a three-year period. We will remain an emerging growth company until December 31, 2026, or sooner if we no longer qualify. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period.

We have elected to take advantage of the benefits of this extended transition period. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon issuance of a new or revised accounting standard that applies to our consolidated financial statements and that has a different effective date for public and private companies, the Company will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard. As part of this election, we are delaying the adoption of accounting guidance related to leases and implementation costs incurred in cloud computing arrangements that currently applies to public companies. We are assessing the impact this guidance will have on our consolidated financial statements. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

Recently Issued Accounting Pronouncements

For information regarding recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our operations are primarily within the United States, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, foreign currency fluctuations and inflation.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our Loan Agreement, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. Based upon the principal balance owed on our revolving credit facility as of December 31, 2021, a hypothetical one percentage point increase or decrease in the interest rate under our revolving credit facility would result in a de minimis change in interest expense for the year ended December 31, 2021.

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

82

Item 8. Financial Statements and Supplementary Data

77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Viant Technology Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viant Technology Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), convertible preferred units and equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 10, 2022

We have served as the Company's auditor since 2020.

78

VIANT TECHNOLOGY INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share/unit data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash	$238,480	$9,629
Accounts receivable, net of allowances	110,739	89,767
Prepaid expenses and other current assets	2,967	4,487
Total current assets	352,186	103,883
Property, equipment, and software, net	22,331	13,829
Intangible assets, net	1,786	3,015
Goodwill	12,422	12,422
Other assets	406	371
Total assets	$389,131	$133,520
Liabilities, convertible preferred units and stockholders' equity/members' equity
Liabilities
Current liabilities:
Accounts payable	$32,877	$29,763
Accrued liabilities	34,086	24,677
Accrued compensation	12,247	9,711
Current portion of long-term debt	—	3,353
Current portion of deferred revenue	1,317	2,725
Accrued member tax distributions	5	6,878
Other current liabilities	2,526	2,549
Total current liabilities	83,058	79,656
Long-term debt	17,500	20,182
Long-term portion of deferred revenue	5,234	5,612
Other long-term liabilities	765	453
Total liabilities	106,557	105,903
Commitments and contingencies (Note 13)
Convertible preferred units
2019 convertible preferred units, no par value; none issued and outstanding as of December 31, 2021 and 600,000 units authorized, issued and outstanding as of December 31, 2020; liquidation preference $5,444 as of December 31, 2020	—	7,500
Members' equity
Common units, no par value; none issued and outstanding as of December 31, 2021 and 400,000 units authorized, issued and outstanding as of December 31, 2020	—	—
Additional paid-in capital	—	92,187
Accumulated deficit	—	(72,070)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2021	—	—
Class A common stock, $0.001 par value; 450,000,000 shares authorized and 13,920,868 shares issued and 13,704,638 shares outstanding as of December 31, 2021	14	—
Class B common stock, $0.001 par value; 150,000,000 shares authorized and 47,107,130 shares issued and outstanding as of December 31, 2021	47	—
Additional paid-in capital	82,888	—
Accumulated deficit	(20,139)	—
Treasury stock, at cost; 216,230 shares as of December 31, 2021	(2,648)	—
Total stockholders' equity attributable to Viant Technology Inc./members' equity	60,162	20,117
Noncontrolling interests	222,412	—
Total equity	282,574	20,117
Total liabilities, convertible preferred units and stockholders' equity/members' equity	$389,131	$133,520

The accompanying notes are an integral part of these consolidated financial statements.

79

VIANT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share/unit data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$224,127	$165,251	$164,892
Operating expenses:
Platform operations	129,604	88,260	94,060
Sales and marketing	65,042	28,887	29,027
Technology and development	25,372	8,698	9,240
General and administrative	46,904	17,639	19,770
Total operating expenses	266,922	143,484	152,097
Income (loss) from operations	(42,795)	21,767	12,795
Interest expense, net	864	1,038	3,948
Other expense (income), net	60	91	(1,077)
Gain on extinguishment of debt	(6,110)	—	—
Total other expense (income), net	(5,186)	1,129	2,871
Net income (loss)	(37,609)	20,638	9,924
Less: Net loss attributable to noncontrolling interests	(29,867)	—	—
Net loss attributable to Viant Technology Inc.	$(7,742)	$—	$—
Earnings (loss) per Class A common stock/unit:
Basic	$(0.63)	$20.64	$31.31
Diluted	$(0.63)	$20.64	$27.37
Weighted-average Class A common stock/units outstanding:
Basic	12,364	400	274
Diluted	12,364	1,000	1,000

The accompanying notes are an integral part of these consolidated financial statements.

80

VIANT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Viant	Noncontrolling		Viant	Noncontrolling		Viant	Noncontrolling
	Technology Inc.	Interest	Total	Technology Inc.	Interest	Total	Technology Inc.	Interest	Total
Net income (loss)	$(7,742)	(29,867)	$(37,609)	$—	$20,638	$20,638	$—	$9,924	$9,924
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	—	—	19	19
Total other comprehensive income (loss)	—	—	—	—	—	—	—	19	19
Comprehensive income (loss)	$(7,742)	(29,867)	$(37,609)	$—	$20,638	$20,638	$—	$9,943	$9,943

The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED UNITS AND EQUITY (DEFICIT)

(In thousands)

	Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Members'	Treasury Stock		Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Equity	Shares	Amount	Interests	Equity
Balance as of December 31, 2018	600	$45,000	240	$—	—	$—	—	$—	$—	$—	$(83,197)	—	$—	$—	$(83,197)
Unit-based compensation											1,090				1,090
Vesting of common units			160	—							—				—
Foreign currency translation adjustments											19				19
Retirement of 2016 convertible preferred units held by related party	(600)	(45,000)									45,000				45,000
Forgiveness of long-term debt and accrued interest with related party, net of transaction costs											44,069				44,069
Issuance of 2019 convertible preferred units to a related party	600	7,500									—				—
Beneficial conversion feature on 2019 convertible preferred units											27,558				27,558
Deemed dividend related to beneficial conversion feature on 2019 convertible preferred units											(27,558)				(27,558)
Accrued member tax distributions											(1,700)				(1,700)

Net income											9,924				9,924
Balance as of December 31, 2019	600	7,500	400	—	—	—	—	—	—	—	15,205	—	—	—	15,205
Accrued member tax distributions											(10,726)				(10,726)
Member dividends											(5,000)				(5,000)
Net income											20,638				20,638
Balance as of December 31, 2020	600	7,500	400	—	—	—	—	—	—	—	20,117	—	—	—	20,117
Net income prior to Reorganization Transactions											669				669
Effect of Reorganization Transactions	(600)	(7,500)	(400)	—			48,936	49	28,237		(20,786)				7,500
Issuance of Class A common stock in initial public offering, net of underwriting and offering costs					11,500	12	(1,500)	(2)	228,175						228,185
Exchange of Class B common stock for Class A common stock					329	—	(329)	—							—
Issuance of common stock in connection with equity- based compensation plans					2,092	2			(2)						—
Repurchase of treasury shares in connection with the taxes paid related to net share settlement of equity awards												(915)	(15,045)		(15,045)

Reissuance of treasury stock in connection with equity- based compensation plans										(12,397)		699	12,397		—
Allocation of equity to noncontrolling interests									(252,948)					252,948	—
Accrued member tax distributions									(413)						(413)
Stock-based compensation									79,839						79,839
Net loss subsequent to Reorganization Transactions										(7,742)				(30,536)	(38,278)
Balance as of December 31, 2021	—	$—	—	$—	13,921	$14	47,107	$47	$82,888	$(20,139)	$—	(216)	$(2,648)	$222,412	$282,574

The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(37,609)	$20,638	$9,924
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,141	10,106	10,155
Stock/Unit-based compensation	68,822	—	1,090
Provision for (recovery of) doubtful accounts	(107)	(584)	613
Loss on disposal of assets	188	61	13
Gain on extinguishment of debt	(6,110)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(20,865)	(21,099)	(20,200)
Prepaid expenses and other assets	(750)	(252)	(467)
Accounts payable	3,404	8,995	2,745
Accrued liabilities	9,728	1,736	15,827
Accrued compensation	2,319	1,323	(1,107)
Deferred revenue	(1,786)	(1,694)	(4,607)
Other liabilities	290	(355)	(953)
Net cash provided by operating activities	28,665	18,875	13,033
Cash flows from investing activities:
Purchases of property and equipment	(441)	(434)	(423)
Capitalized software development costs	(6,931)	(7,407)	(7,390)
Net cash used in investing activities	(7,372)	(7,841)	(7,813)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	—	—	17,500
Proceeds from borrowings on debt with related party	—	—	500
Proceeds from Paycheck Protection Program Loan	—	6,035	—
Repayments of debt with related party	—	—	(25,000)
Proceeds from issuance of 2019 convertible preferred units to a related party	—	—	7,500
Transaction costs paid on behalf of related party	—	—	(3,561)
Proceeds from issuance of common stock, net of underwriting discounts	232,500
Payment of member tax distributions	(7,289)	(5,547)	—
Payment of member dividends	—	(5,000)	—
Payment of offering costs	(2,608)	(1,708)	—
Taxes paid related to net share settlement of equity awards	(15,045)	—	—
Net cash provided by (used in) financing activities	207,558	(6,220)	(3,061)
Effect of exchange rate changes on cash	—	—	1
Net increase in cash	228,851	4,814	2,160
Cash at beginning of period	9,629	4,815	2,655
Cash at end of period	$238,480	$9,629	$4,815
Supplemental disclosure of cash flow information:
Cash paid for interest	$660	$1,065	$12
Supplemental disclosure of non-cash investing and financing activities:
Additions of property and equipment paid by landlord pursuant to tenant improvement allowance	—	—	355
Retirement of 2016 convertible preferred units with related party	—	—	45,000
Forgiveness of long-term debt and accrued interest by related party	—	—	47,630
Beneficial conversion feature and deemed dividend related to 2019 convertible preferred units	—	—	27,558
Accrued member tax distributions	5	6,878	1,700

Deferred offering costs recorded in accounts payable and accrued liabilities	—	529	—
Stock-based compensation included in capitalized software development costs	11,017	—	—
Capitalized assets financed by accounts payable and accrued liabilities	356	—	—
Noncash gain on extinguishment of debt related to Paycheck Protection Program loan	6,110	—	—

The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.

Notes to Consolidated Financial Statements

1. Nature of Operations

Viant Technology Inc. (the “Company,” “we,” “us,” “our” or “Viant”) was incorporated in the State of Delaware on October 9, 2020 for the purpose of facilitating an Initial Public Offering (“IPO”) and other related transactions. The Company operates a demand side platform (“DSP”), Adelphic, an enterprise software platform that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across channels, including desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.

On February 9, 2021, the Securities and Exchange Commission (“SEC”) declared effective the Company’s Form S-1 related to the IPO of its Class A common stock. The closing date of the IPO was February 12, 2021, and in connection with the closing and the corporate reorganization (the “Reorganization Transactions”), the following actions were taken:

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

Immediately following the closing of the IPO, Viant Technology LLC is the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its equity interest in Viant Technology LLC. As the sole managing member of Viant Technology LLC, the Company operates and controls all of the business and affairs of Viant Technology LLC. The Reorganization Transactions are accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Company recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of Viant Technology LLC. The Company consolidates Viant Technology LLC in its consolidated financial statements and records a noncontrolling interest related to the Class B units held by the Class B stockholders on its consolidated balance sheets, statements of operations and statements of comprehensive income (loss).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the operations of the Company, Viant Technology LLC and its wholly owned subsidiaries. Viant Technology LLC is considered a variable interest entity (“VIE”). The Company is the primary beneficiary and sole managing member of Viant Technology LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Viant Technology LLC. All intercompany balances and transactions have been eliminated in consolidation.

Viant Technology LLC has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the related Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period prior to February 12, 2021 presented in the consolidated financial statements and notes to consolidated financial statements herein represent the historical operations of Viant Technology LLC. The amounts as of December 31, 2021 and for the period from February 12, 2021 reflect the consolidated operations of the Company.

Management believes that the accompanying consolidated financial statements reflect the adjustments necessary for the fair statement of its consolidated balance sheet as of December 31, 2021 and 2020, results of operations for the years ended December 31, 2021, 2020 and 2019, and cash flows for the years ended December 31, 202, 2020 and 2019.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

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

As of December 31, 2021, the impact of the COVID-19 pandemic on our business continues to evolve. As a result, many of our estimates and assumptions consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Segment Information

The Company has a single reportable operating segment which operates an enterprise software platform, Adelphic, that enables marketers and their advertising agencies to automate and centralize the planning, buying and measurement of their video, audio and display ads across all channels, including desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards in the United States. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance. The Company’s CODM is comprised of the chief executive officer and chief operating officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and accordingly, key resource decisions and assessment of performance are performed at the consolidated level. The Company assesses its determination of operating segments at least annually.

Revenue Recognition

The Company generates its revenue by providing marketers and advertising agencies with the ability to plan, buy and measure their digital advertising campaigns using its people-based DSP, Adelphic. Our platform enables marketers to reach their target audience across desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.

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

We make our software platform available through different pricing options to tailor to multiple customer types and customer needs. These options consist of a percentage of spend option, a monthly subscription pricing option and a fixed cost per mille (“CPM”) pricing option. CPM refers to a payment option in which customers pay a price for every 1,000 impressions an ad receives. We generate revenue when our software platform is used on a self-service basis by charging a platform fee that is either a percentage of spend or a flat monthly subscription fee as well as fees for additional features such as data and advanced reporting. We also offer our customers the ability to use our services to aid in data management, media execution and advanced reporting. When customers utilize our services, we generate revenue by charging a (1) separate service fee that represents a percentage of spend in addition to the platform fee; (2) a flat monthly subscription fee covering services in connection with data management and advanced reporting; or (3) a fixed CPM that is inclusive of media, other direct costs and services. Some of the aforementioned offerings are relatively new to the market and are not yet material to our business from a financial perspective.

We maintain agreements with our customers in the form of master service agreements (“MSA”) in connection with the percentage of spend and monthly subscription pricing options, as well as instances where we charge our customers a flat monthly fee for services in connection with data management and advanced reporting. We maintain insertion orders (“IO”) in connection with the fixed CPM pricing option, which set out the terms of the relationship and use of our software platform. The nature of our performance obligations is to enable customers to plan, buy and measure advertising campaigns using our platform and provide campaign execution services as requested.

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

The determination of whether revenue for the percentage of spend pricing option should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether we are acting as the principal or an agent, we follow the accounting guidance for principal-agent considerations. Making such determinations involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative.

In instances discussed above related to the percentage of spend pricing option, we typically act as an agent because we arrange for the transfer of such costs from the supplier to the customer through the use of our software platform and do not control such features prior to transfer to the customer. We do not have primary responsibility for meeting customer specifications and do not have discretion in establishing the price of TAC related to this pricing option.  As we act as the agent in these arrangements, we report revenue on a net basis. In certain arrangements, we act as a principal in percentage of spend arrangements because (i) we control the advertising inventory before it is transferred to our clients; (ii) we bear sole responsibility for fulfillment of the advertising promise and inventory risks and (iii) we have full discretion in establishing prices. As we act as the principal in these arrangements, we report revenue and the related costs incurred on a gross basis.

For the fixed CPM pricing option, we typically bill customers a fixed CPM price based on advertising impressions delivered through the platform and recognize revenue at the point in time when the advertising impressions are delivered. In certain cases, we also provide third party data segments and measurement reporting, which are recognized at the point in time they are delivered to the customer. We have the primary responsibility for meeting customer specifications and have discretion in establishing the price of TAC related to this pricing option. As we act as the principal in these arrangements, we report revenue and the related costs incurred on a gross basis.

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

Platform Operations. Platform operations expense represents our cost of revenues, which consists of TAC, hosting costs, personnel costs, depreciation of capitalized software development costs related to our platform, customer support costs and allocated overhead. TAC recorded in platform operations consists of amounts incurred and payable to suppliers for costs associated with our fixed CPM pricing option. Personnel costs within platform operations include salaries, bonuses, stock/unit-based compensation and employee benefit costs primarily attributable to personnel who directly support our platform.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs, including salaries, bonuses, stock/unit-based compensation, employee benefit costs and commissions for our sales personnel. Sales and marketing expense also includes costs for market development programs, advertising, promotional and other marketing activities and allocated overhead. Commissions are expensed as incurred.

The Company incurred advertising costs of $4.1 million, $1.2 million, and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to the promotion of the Company, its brands, products and services to potential customers. Advertising costs are expensed as incurred and recorded in sales and marketing expense within the consolidated statements of operations.

Technology and Development. Technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock/unit-based compensation and employee benefit costs associated with the ongoing development and maintenance of our software platform and allocated overhead. Technology and development costs are expensed as incurred, except to the extent that such costs are associated with software development that qualifies for capitalization, which are then recorded as capitalized software development costs included in property, equipment and software, net, on the consolidated balance sheets. We record depreciation for capitalized software not related to our platform within technology and development expense.

General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock/unit-based compensation and employee benefit costs associated with our executive, accounting, finance, legal, human resources, and other administrative personnel. Additionally, this includes accounting, legal and other professional services fees, insurance expense, bad debt expense and allocated overhead.

Stock-Based Compensation

Stock-based compensation relates to equity awards granted under the Company’s 2021 LTIP, which is measured and recognized in the consolidated financial statements based on the fair value of the equity awards granted. Since inception of the 2021 LTIP, the Company has only granted restricted stock units (“RSUs”) and nonqualified stock options. The fair value of RSUs is calculated using the closing market price of the Company’s Class A common stock on the date of grant. The fair value of nonqualified stock options is estimated using the Black Scholes option pricing model. The Black Scholes option pricing model is impacted by the fair value of the Company’s Class A common stock, as well as changes in certain assumptions, including but not limited to, the expected Class A common stock price volatility over the term of the nonqualified stock options, the expected term of the nonqualified stock options, the risk-free interest rate, and the expected dividend yield. The Company records compensation for all equity awards under the 2021 LTIP under the straight-line attribution method over the requisite service period. The Company has elected the accounting policy to account for forfeitures within stock-based compensation as they occur.

A portion of RSUs granted during the year ended December 31, 2021 to certain employees and board members, pursuant to the 2021 LTIP, vested upon expiration of the 180 day IPO lock-up period during the fiscal year ended December 31, 2021. The remainder of RSUs and nonqualified stock options granted to employees will vest through the applicable vesting dates. RSUs generally vest over a period of four years, contingent upon employment on the vesting date. RSUs awarded to board members upon their appointment will vest on the third anniversary of the grant date and RSUs awarded to board members annually will vest on the first anniversary of the grant date. Nonqualified stock options will generally vest based on 4 years of continuous service and have 10-year contractual terms.

Unit-Based Compensation

The Company adopted the Limited Liability Company Agreement (the “Viant Technology LLC Agreement”) on October 4, 2016, under which it issued common unit awards, subject to vesting and other terms, to certain executives of the Company and to Viant Technology Equity Plan LLC, which issued incentive units in the form of profit interests to certain employees of the Company. The Company records compensation for all common unit awards and incentive units granted to employees of the Company, which is measured and recognized on a graded-

vesting attribution basis over the requisite service period based on the fair value of the awards at the grant date. The Company has elected the accounting policy to account for forfeitures within unit-based compensation as they occur.

During the years ended December 31, 2020 and 2019, the Company was privately held with no active public market for our common units. Therefore, in determining the fair value of equity-based awards, the Company utilized valuations prepared by an independent third party. The independent third party performed the valuations in a manner consistent with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (“Practice Aid”). In conducting the valuations, the Company considered all objective and subjective factors that it believed to be relevant in the valuation conducted, including management’s best estimate of our business condition, prospects and operating performance at the valuation dates. There are significant judgments and estimates inherent in these valuations. These judgments and estimates include assumptions regarding our future operating performance, industry growth, average selling price, and the timing of a potential initial public offering or other liquidity event.

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

Diluted earnings per share adjusts the basic earnings (loss) per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs, and nonqualified stock options are considered potentially dilutive shares of Class A common stock; however, related amounts have been excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive under the if-converted method and treasury-stock method.

Earnings (Loss) Per Unit

Basic earnings (loss) per unit is calculated by dividing the earnings (loss) attributable to common unitholders by the number of weighted-average common units outstanding. The Company applies the two-class method to allocate earnings between common and convertible preferred units.

Diluted earnings per unit adjusts the basic earnings (loss) per unit attributable to common unitholders and the weighted-average number of units of common units outstanding for the potential dilutive impact of common units, using the treasury-stock method, and convertible preferred units using the if-converted method. Diluted earnings per unit considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common units would have an anti-dilutive effect.

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

The following table presents changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$335	$1,528
Provision for (recovery of) doubtful accounts	(107)	(584)
Write-offs, net of recoveries	(174)	(609)
Ending balance	$54	$335

Deferred Offering Costs

Deferred offering costs consisted primarily of accounting, legal, and other costs related to our IPO. As of December 31, 2020, the Company capitalized $2.2 million of deferred offering costs within prepaid expenses and other current assets in the consolidated balance sheet. Upon consummation of the IPO in February 2021, total deferred offering costs of $4.3 million were reclassified as additional paid-in capital within stockholders’ equity and recorded against the proceeds from the IPO.

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

Repair and maintenance costs are charged to expense as incurred, while replacements and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in other expense (income), net within the consolidated statements of operations.

Capitalized Software Development Costs

The Company capitalizes certain costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure and such costs are recorded within property, equipment and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to software development projects. Software development costs that do not qualify for capitalization are expensed as incurred and recorded in technology and development expense in the consolidated statements of operations.

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

Paycheck Protection Program Loan

On April 14, 2020, the Company received the proceeds from a loan in the amount of approximately $6.0 million (the “PPP Loan”) from PNC Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company accounted for the PPP Loan as a financial liability in accordance with ASC Topic 470, Debt. Accordingly, the PPP Loan was recognized within long-term debt and current portion of long-term debt in the Company’s consolidated balance sheet and the related accrued interest was included within accrued liabilities in the Company’s consolidated balance sheet as of December 31, 2020. In June 2021, the Company received a notice of forgiveness of the PPP Loan in whole, including all accrued unpaid interest. The forgiveness of the loan is recognized as a gain on extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2021. Refer to Note 7 for additional information.

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

Leases

Rent expense on operating leases of $4.4 million, $4.2 million and $4.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, is recorded on a straight-line basis over the lease term. The difference between cash payments for rent and the expense recorded is reported as current and non-current deferred rent in the accompanying consolidated balance sheets. The current portion of deferred rent of $0.2 million and $0.4 million as of December 31, 2021 and 2020, respectively, is included in other current liabilities. The non-current portion of deferred rent of $0.8 million and $0.5 million as of December 31, 2021 and 2020, respectively, is included in other long-term liabilities.

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

As of December 31, 2021, two individual customers accounted for 13.2% and 12.3% of consolidated accounts receivable. As of December 31, 2020, one individual customer accounted for 13.7% of consolidated accounts receivable. For the years ended December 31, 2021, 2020, and 2019, no individual customers accounted for more than 10% of consolidated revenue.

The following table provides the Company’s concentrations of credit risk with respect to advertising agency holding companies as a percentage of the Company’s total revenues:

	Year Ended December 31,
Advertising Agency Holding Company	2021	2020
A	15.5%	*
B	14.2%	13.2%
C	*	13.3%

                  *  Less than 10% of total revenues.

As of December 31, 2021, one individual supplier accounted for 16.8% of consolidated accounts payable and accrued liabilities. As of December 31, 2020, three suppliers accounted for 15.5%, 11.5%, and 10.9% of consolidated accounts payable and accrued liabilities, respectively.

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

Foreign currency remeasurement and transaction gains and losses are included in other expense (income), net within the consolidated statements of operations and statements of comprehensive income (loss) and were de minimis during the years ended December 31, 2021, 2020 and 2019.

Related Party Relationships

Four Brothers 2 LLC, the holder of Class B common stock as of December 31, 2021, is controlled by the Company’s co-founders, Tim Vanderhook and Chris Vanderhook, and therefore is considered a related party. Refer to Note 7, Note 8 and Note 15 for further information.

Income Taxes

The Company is the managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC in the consolidated financial statements. Viant Technology LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with our initial public offering. As an entity classified as a partnership for tax purposes, Viant Technology LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Viant Technology LLC is passed through to and included in the taxable income or loss of its members, including us. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Viant Technology LLC, based on Viant Technology Inc.'s 22.5% interest in Viant Technology LLC.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities (“DTAs” and “DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date. We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

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

In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with Viant Technology LLC and the holders of Class B units of Viant Technology LLC. In the event that such parties exchange any or all of their Class B units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) increases in the Company’s tax basis of its ownership interest in the net assets of Viant Technology LLC resulting from any redemptions or exchanges of noncontrolling interest, (ii) tax basis increases attributable to payments made under the TRA and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in Viant Technology LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid.

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

Treasury Stock

We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our consolidated balance sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as an increase in accumulated deficit in our consolidated balance sheets.

Recently Issued Accounting Pronouncements

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. In March 2019, the FASB issued ASU No. 2019-01 which made further targeted improvements including clarification regarding the determination of fair value of lease assets and liabilities and statement of cash flows and presentation guidance. In June 2020, FASB issued ASU 2020-05, which extended the effective date of this guidance for non-public entities to fiscal years beginning after December 15, 2021. As a part of the Company’s election under the JOBS Act, the guidance is effective for the Company’s annual reporting period beginning after December 15, 2021 and interim reporting periods within the annual period beginning after December 15, 2022. The Company adopted Topic 842 effective January 1, 2022 utilizing the modified retrospective transition method. We expect the adoption of Topic 842 to have a material impact on the Company’s consolidated balance sheet because certain of our operating lease commitments will be recognized as right-of-use assets and lease liabilities. This new guidance is not expected to have a material impact upon the Company’s consolidated statement of operations. We have elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed us to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered into prior to adoption of Topic 842. Additionally, we elected to not separate lease and non-lease components for all of our leases. For leases with a term of 12 months or less, we elected the short-term lease exemption, which allowed us to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases we may enter into in the future.

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

Recently Adopted Accounting Pronouncements

In September 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. Early adoption is permitted and can be applied prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company adopted this ASU prospectively on January 1, 2021, and the adoption of this ASU did not have a material impact on the consolidated financial statements.

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

3. Revenue

The Company recognizes revenue in accordance with ASC 606. Refer to Note 2 of these notes to our consolidated financial statements for a description of our ASC 606 revenue recognition accounting policies. Although the Company maintains agreements with its customers in multiple contractual forms, the overall promise within each of the contract types is to provide customers the ability to plan, buy and measure their digital advertising campaigns using our platform.

The disaggregation of revenue was as follows:

	Year Ended December 31,
	2021	2020	2019
Revenue	(in thousands)
Over time	$3,880	$4,612	$6,237
Point in time	220,247	160,639	158,655
Total revenue	$224,127	$165,251	$164,892

  Remaining performance obligations for contracts with an original expected duration of greater than one year amounted to $6.6 million and $9.2 million as of December 31, 2021 and 2020, respectively, which primarily relate to deferred revenue and data management and advanced reporting services. As of December 31, 2021 and 2020, $1.3 million and $3.6 million, respectively, is expected to be recognized within one year, with the remaining amounts expected to be recognized thereafter.

Contract Liabilities

The follow table summarizes the changes in deferred revenue balances:

	Year Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$8,337	$10,030
Recognition of deferred revenue	(1,786)	(1,693)
Deferral of revenue	—	—
Ending balance	$6,551	$8,337

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

4. Property, Equipment and Software, Net

Major classes of property, equipment and software were as follows:

	As of December 31,
	2021	2020
	(in thousands)
Capitalized software development costs	$61,490	$43,627
Computer equipment	1,823	1,575
Purchased software	32	32
Furniture, fixtures and office equipment	1,159	1,087
Leasehold improvements	2,178	2,115
Total property, equipment and software	66,682	48,436
Less: Accumulated depreciation	(44,351)	(34,607)
Total property, equipment and software, net	$22,331	$13,829

Depreciation recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Platform operations	$7,688	$6,638	$6,832
Sales and marketing	—	—	—
Technology and development	1,599	1,608	1,537
General and administrative	625	631	554
Total	$9,912	$8,877	$8,923

Interest cost recorded in the consolidated balance sheets and consolidated statements of operations was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Amount charged to expense	$865	$1,055	$4,105
Amount capitalized within property, equipment and software, net	20	31	44
Total interest cost	$885	$1,087	$4,149

5. Goodwill and Intangible Assets, Net

The Company’s goodwill balance of $12.4 million as of December 31, 2021 and 2020, was recorded as part of the Company’s February 2017 acquisition of Adelphic. The goodwill balance was determined based on the excess of the purchase price paid over the fair value of the identifiable net assets acquired, and represents its future revenue and earnings potential and certain other assets acquired that do not meet the recognition criteria, such as assembled workforce.

The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with its accounting policy. The results of this test indicated that the Company’s goodwill was not impaired. No goodwill impairment was recorded for the years ended December 31, 2021, 2020 or 2019.

Intangible assets primarily consist of acquired developed technology, customer relationships, trade names and trademarks resulting from business combinations and acquired patent intangible assets, which are recorded at acquisition-date fair value, less accumulated amortization. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. No impairment was recorded for intangible assets or other long lived assets during the years ended December 31, 2021, 2020 or 2019.

The balances of intangibles assets and accumulated amortization are as follows:

	As of December 31, 2021
	Remaining Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Developed technology	1.1	$4,927	$(4,169)	$758
Customer relationships	2.1	2,300	(1,615)	685
Trademarks/tradenames	4.0	1,400	(1,057)	343
Total		$8,627	$(6,841)	$1,786

	As of December 31, 2020
	Remaining Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Developed technology	2.1	$4,927	$(3,469)	$1,458
Customer relationships	3.1	2,300	(1,287)	1,013
Trademarks/tradenames	4.2	1,400	(856)	544
Total		$8,627	$(5,612)	$3,015

Amortization recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Platform operations	$700	$700	$703
Sales and marketing	—	—	—
Technology and development	—	—	—
General and administrative	529	529	529
Total	$1,229	$1,229	$1,232

Estimated future amortization of intangible assets as of December 31, 2021 is as follows:

Year ending December 31,	(in thousands)
2022	$1,119
2023	467
2024	107
2025	80
2026	13
Thereafter	—
Total	$1,786

6. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Accrued traffic acquisition costs	$30,942	$22,667
Other accrued liabilities	3,144	2,010
Total accrued liabilities	$34,086	$24,677

7. Long-Term Debt and Revolving Credit Facility

The Company’s debt and revolving credit facilities consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Revolving credit facility	$17,500	$17,500
PPP Loan	—	6,035
Total debt	17,500	23,535
Less: Current portion of long-term debt	—	(3,353)
Total long-term debt	$17,500	$20,182

As of December 31, 2020, the current portion of long-term debt related to the PPP Loan. The carrying value of the revolving credit facility as of December 31, 2021 and December 31, 2020 approximated its fair value as the interest rate is variable and approximates prevailing market interest rates for similar debt arrangements. The carrying value of the PPP Loan as of December 31, 2020 approximated its fair value, which was estimated using quoted market prices, based on estimated incremental borrowing rates for similar types of borrowing arrangements.

2019 Former Holdco Transaction

On March 2, 2016, Viant Technology LLC entered into a secured loan agreement with its related party, the Former Holdco, which at that time was a 60% stakeholder of Viant Technology LLC. The notes accrued interest at a rate of 7% per year, payable quarterly. Any interest not paid when due was compounded as a component of the principal amount then outstanding. The notes were subject to an original maturity of March 2, 2021, unless earlier purchased, redeemed or otherwise settled.

On October 4, 2016, certain members of Viant Technology LLC and the Former Holdco entered into a put/call agreement in which certain employees received the right, but not the obligation to cause the Former Holdco to purchase all or a portion of the employees’ unrestricted common units beginning on March 31, 2019 and on each annual anniversary of that date. Viant Technology LLC was not a party to this put/call agreement and did not account for this agreement within its consolidated financial statements. No call or put rights were exercised during the year ended December 31, 2019.

On September 15, 2019, Viant Technology LLC’s co-founders entered into a Unit Repurchase Agreement (the “Agreement”) in connection with the 2019 Former Holdco transaction with the Former Holdco to repay a portion of the outstanding principal amount, to cancel any remaining loan obligations, cancel all outstanding put/call options and to retire the outstanding equity interest in Viant Technology LLC held by the Former Holdco.

Under the terms of the Agreement, on October 31, 2019, Viant Technology LLC paid the Former Holdco $25.0 million, deemed the “purchase price,” toward the repayment in full of principal, interest or other amounts owed by Viant Technology LLC to the Former Holdco and its affiliates. Additionally, Viant Technology LLC paid approximately $3.5 million for professional service fees associated with the transaction paid on behalf of the Former Holdco. In return, the Former Holdco, on behalf of itself and its affiliates, cancelled and forgave any additional amounts owed by Viant Technology LLC pursuant to the March 2, 2016 loan agreement or any other loans. The Agreement also resulted in the termination of all outstanding put/call agreements. Upon closing of this transaction, the Former Holdco’s ownership in Viant Technology LLC was automatically transferred to Viant Technology LLC.

In accordance with the Agreement, the purchase price consisted of $17.5 million of cash generated from the execution of the PNC Bank line of credit and $7.5 million of cash received from the sale of the 2019 convertible preferred units to Four Brothers 2 LLC, representing 100% of Viant Technology LLC’s outstanding convertible preferred units. As a result of this transaction, along with the payment of approximately $3.5 million in professional services paid on behalf of the Former Holdco, Viant Technology LLC settled $72.6 million of outstanding principal and accrued interest on the long-term promissory note and recorded additional paid-in capital of $47.6 million representing the forgiveness of outstanding debt and $45.0 million representing the retirement of the 2016 convertible preferred units resulting from the cancellation of Viant Technology LLC’s equity interest held by the Former Holdco.

Revolving Credit Facility

On October 31, 2019, we entered into an asset-based revolving credit and security agreement with PNC Bank (the “Loan Agreement”). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of October 31, 2024. The Loan Agreement is collateralized by security interests in substantially all of our assets.

Advances under the Loan Agreement bear interest through maturity at a variable rate based upon our selection of either a Domestic Rate or a LIBOR Rate, plus an applicable margin (“Domestic Rate Loans” and “LIBOR Rate Loans”). The Domestic Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. The effective weighted average interest rate for the year ended December 31, 2021 was 3.24%. The applicable margin as of December 31, 2021 was equal to 0.75% for Domestic Rate Loans and 1.75% for LIBOR Rate Loans. The applicable margin that commenced October 15, 2021 is between 0.75% to 1.25% for Domestic Rate Loans and between 1.75% and 2.25% for LIBOR Rate Loans based on maintaining certain undrawn availability ratios. The facility fee for undrawn amounts under the Loan Agreement is 0.375% per annum. We will also be required to pay customary letter of credit fees, as necessary.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 1.40 to 1.00 at any time undrawn availability under the Loan Agreement is less than 25%. As of December 31, 2021, we are in compliance with all covenants.

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

Proceeds from loans granted under the CARES Act are to be used for payroll, costs to continue employee group health care benefits, rent, utilities and certain other qualified costs (collectively, “qualifying expenses”). The Company has used the PPP Loan proceeds for qualifying expenses. In June 2021, the Company received notice of forgiveness of the PPP Loan in whole, including all accrued unpaid interest. The Company recorded the forgiveness of approximately $6.0 million of principal and $0.1 million of accrued interest, which is included in gain on extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2021.

8. Convertible Preferred Units and Common Units

2016 and 2019 Convertible Preferred Units

Pursuant to the Unit Repurchase Agreement completed on October 31, 2019, the 600,000 2016 convertible preferred units representing the Former Holdco’s ownership interest were retired by Viant Technology LLC, and Viant Technology LLC sold 600,000 2019 convertible preferred units to Four Brothers 2 LLC.

The 2016 convertible preferred units held by the Former Holdco had a liquidation preference of $190.65 per unit. Each preferred unit was convertible at the option of the holder at any time into one common unit by written notice to Viant Technology LLC.

The liquidation preference provisions of the 2016 convertible preferred units held by the Former Holdco were considered contingent redemption provisions because there were certain elements that were not solely within the control of Viant Technology LLC, such as a change in control of Viant Technology LLC. Accordingly, Viant Technology LLC has presented these 2016 convertible preferred units within the mezzanine portion of the accompanying consolidated balance sheets.

The 2019 convertible preferred units held by Four Brothers 2 LLC have a liquidation preference equal to the initial capital contribution plus an annual preferred return available to the holders only upon liquidation, which is calculated on a daily basis by multiplying the accrued stated value of the unit on the first day of each calendar quarter by 0.028% (10% divided by 360). The accrued stated value is calculated as $12.50 per preferred unit plus the accrued return. Each preferred unit may be converted at the option of the holder at any time into one common unit by written notice to Viant Technology LLC.

The liquidation preference provisions of the 2019 convertible preferred units held by Four Brothers 2 LLC are considered contingent redemption provisions because there are certain elements that are not solely within the control of Viant Technology LLC, such as a change in control of Viant Technology LLC. Accordingly, the Company has presented the 2019 convertible preferred stock within the mezzanine portion of the accompanying consolidated balance sheets.

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

Common Units

There were 400,000 common units authorized, issued and outstanding as of December 31, 2020 and 2019. Distributions to members, as determined and approved by the board of managers, are made to holders of preferred and common units in proportion to their holdings of common units then outstanding on an as-converted basis. All profit and loss allocations, including those made as a result of a capital transaction, will be made pursuant to the provisions of the Viant Technology LLC Agreement.

Member Dividend Distributions

In October 2020, Viant Technology LLC’s board of managers declared and approved a distribution of $5.0 million to the holders of preferred and common units in accordance with the provisions of the Viant Technology LLC Agreement, resulting in payment of $3.0 million to the preferred unitholders and $2.0 million to the common unitholders.

In connection with the IPO in February 2021, the preferred and common units of Viant Technology LLC were converted to Class B units and thus have no balance as of December 31, 2021. See Note 11—Earnings (Loss) Per Share/Unit for additional information regarding the conversion.

9. Stock/Unit-Based Compensation

During the years ended December 31, 2020 and 2019, employees and other service providers were eligible to be granted profit interests in the form of common units under an equity incentive plan or other arrangement approved by the board of managers. The recipients of the common units were not required to make any capital contributions in exchange for their units.

Stock/Unit-based compensation recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Platform operations	$13,096	$—	$42
Sales and marketing	25,639	—	44
Technology and development	12,373	—	82
General and administrative	17,714	—	922
Total	$68,822	$—	$1,090

Unit-Based Compensation

Incentive Units

The board of managers determined the terms of each grant including vesting requirements. Incentive units generally vested over a four-year period from the date of grant.

The following table summarizes the incentive unit activity for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Incentive units outstanding, beginning of period	—	—	160,000
Granted	—	—	4,000
Forfeited	—	—	(4,000)
Vested	—	—	(160,000)
Incentive units outstanding, end of period	—	—	—

The weighted average grant date fair value for all units granted, forfeited, vested and outstanding as presented in the table above was $7.80 per unit. As of December 31, 2019, the Company had recognized all unit-based compensation related to incentive units.

In accordance with the terms of the Viant Technology LLC Agreement, any common units that fail to vest or are forfeited shall be reallocated to the Company’s two executive directors, provided the executive directors remain employed by the Company or its affiliates. In 2019, certain grantees forfeited 4,000 units that were then reallocated to the Company’s executive directors in accordance with the terms of the Viant Technology LLC Agreement.

In conjunction with the unit repurchase and long-term debt settlement discussed in Note 7, all unvested incentive units immediately vested on October 31, 2019 and the Company recognized $0.6 million of accelerated unit-based compensation on that date. As of December 31, 2020 and 2019, all 400,000 incentive units were vested and outstanding. In connection with the IPO during the year ended December 31, 2021, the incentive units converted to Class B common stock.

The valuation of incentive unit awards incorporated the income approach and the market approach in determining the fair value. The Company applied a 50% weight to each approach, utilizing the OPM to allocate value to different classes of equity. The following outlines the option valuation assumptions used in the fair value calculation of incentive units:

Risk-free interest rate	0.9%
Volatility	55.4%
Expected Term	2.5 years
Discount for lack of marketability	55%

Phantom Unit Plan and 2021 LTIP

On January 1, 2020, Viant Technology LLC formalized the 2020 Equity Based Incentive Compensation Plan (the “Phantom Unit Plan”), under which Viant Technology LLC was authorized to issue 12,500,000 phantom units. Upon the occurrence of a liquidation event, the units will participate in any increase in the fair value of the entity above the stated distribution threshold of $100 million. The units vest on a quarterly basis over four years, and all units granted to an employee, whether vested or unvested, automatically forfeit upon termination of employment for any reason. Based on the terms of the Phantom Unit Plan and unit award grants, no compensation cost was recorded in the consolidated statement of operations for the year ended December 31, 2020.

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

On February 12, 2021, 6.2 million RSUs were granted under the Company’s 2021 LTIP. The Company is authorized to grant RSUs, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance stock awards under its 2021 LTIP. As of December 31, 2021, the Company has currently only granted RSUs and nonqualified stock options. Under the Company’s 2021 LTIP, 6.7 million shares remained available for grant as of December 31, 2021.

Stock-Based Compensation

RSUs

The following summarizes RSU activity:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
RSUs outstanding as of December 31, 2020	—	$—
Granted	6,488	24.62
Vested	(2,792)	24.88
Canceled/forfeited	(663)	25.02
RSUs outstanding as of December 31, 2021	3,033	24.29	1.22	$29,433

The total fair value of RSUs, as of their respective vesting dates, during the year ended December 31, 2021 was $45.2 million. As of December 31, 2021, the Company had unrecognized stock-based compensation relating to RSUs of approximately $63.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Nonqualified Stock Options

The following summarizes nonqualified stock option activity:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding as of December 31, 2020	—	$—
Granted	235	16.52
Exercised	—	—
Canceled	(15)	25.86
Expired	—	—
Options outstanding as of December 31, 2021	220	15.88	9.7	$20

As of December 31, 2021, there were no nonqualified stock options vested or exercisable. The weighted-average grant date fair value of options granted during the year ended December 31, 2021 was $8.79 per share. The Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $1.8 million, which is expected to be recognized over a weighted-average period of 3.6 years, as of December 31, 2021.

The following table presents the assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options for the year ended December 31, 2021. Black-Scholes assumptions have not been disclosed for any other periods presented in relation to nonqualified stock options as there were no nonqualified stock options granted in those periods.

Year Ended December 31,
2021
Risk free interest rate	1.2%
Expected volatility	61.1%
Expected term (in years)	5.9
Expected dividend yield	0.0%

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

10. Income Taxes and Tax Receivable Agreement

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset. The Company did not recognize an income tax expense/(benefit) on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 77.5% due to the full valuation allowance against its deferred tax assets, resulting in an effective tax rate ("ETR") of 0.0% for the 12 months ended December 31, 2021.

The Company is the managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC in the consolidated financial statements. Viant Technology LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Viant Technology LLC is not subject to U.S. federal and certain state and local income taxes. Prior to the IPO during 2021, the Company did not exist and thus no income tax expense was recognized for Viant Technology LLC for the periods ended December 31, 2020 and 2019 and no deferred tax assets or liabilities existed as of December 31, 2020. Subsequent to the IPO, any taxable income or loss generated by Viant Technology LLC is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Viant Technology LLC, based on Viant Technology, Inc.'s 22.5% economic interest in Viant Technology LLC.

The provision for income taxes attributable to the Company consisted of the following for the year ended December 31, 2021:

Year Ended December 31,
2021
(in thousands)
Current:	$—
U.S. federal income tax	—
State and local income tax	—
Foreign income tax	—

Deferred:
U.S. federal income tax	—
State and local income tax	—
Foreign income tax	—

Income tax (benefit) provision	$—

The effective tax rate for the year ended December 31, 2021 was 0.0%. A reconciliation of the statutory tax rate to the effective tax rate for the period presented is as follows:

Year Ended December 31,
2021

Income tax expense at federal statutory rate	21.0%
Income passed through to noncontrolling interests	(16.7)%
State and local taxes, net of federal benefit	0.6%
Permanent items	0.7%
Stock-based compensation	(3.2)%
Valuation allowance	(2.4)%
Total effective rate	0.0%

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities:

Year Ended December 31,
2021
(in thousands)
Deferred tax assets
Net operating loss carryforwards	$1,321
Investment in Partnership	7,909
Other, net	108
Subtotal	9,338
Valuation allowance	(9,338)
Total deferred tax assets	—

Deferred tax liabilities
Other, net	—
Total deferred tax liabilities	—
Net deferred tax (liabilities) assets	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. As of December 31, 2021, the Company has recorded a valuation allowance against its deferred tax assets of $9.3 million, as management cannot conclude whether it is more likely than not that these deferred tax assets will be realized.

As of December 31, 2021, the Company has federal net operating losses of approximately $5.5 million. As of December 31, 2021, the Company has state net operating losses of approximately $8.1 million. The federal net operating losses carry forward indefinitely and state net operating losses begin to expire in 2031.

As of December 31, 2021, the Company has no significant unrecognized tax benefits and has not recorded interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal and state income taxes. The Company's U.S. federal and state returns are open to examination for all periods ending December 31, 2020 and thereafter. However, to the extent allowed by law the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carry forward amount.

11. Earnings (Loss) Per Share/Unit

Prior to the Reorganization Transactions that occurred on February 12, 2021, the Viant Technology LLC membership structure included certain convertible preferred units and common units. As a result of the Reorganization Transactions, Class B units of Viant Technology LLC are exchangeable in the future for Class A common stock of the Company. As the conversion of Viant Technology LLC preferred and common units to Class B units was not done in a proportionate manner with respect to the rights and economic interests of the former Viant Technology LLC unit holders compared to those of the new Class B unit/shareholders in Viant Technology LLC and Viant Technology Inc., we do not believe it is appropriate to retrospectively adjust these units. Accordingly, the earnings per unit calculation presented for the years ended December 31, 2020 and 2019 reflect units of the membership structure prior to the Reorganization Transactions.

For the year ended December 31, 2021, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders for the period subsequent to the Reorganization Transactions, by the weighted average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

For the years ended December 31, 2020 and 2019, basic earnings (loss) per unit represents net income (loss) divided by the weighted-average number of units outstanding. Diluted net income (loss) per share has been computed in a manner consistent with that of basic net loss per share while considering all shares of potentially dilutive common units that were outstanding during the period, inclusive of the convertible preferred units using the if-converted method and the incentive common units using the treasury stock method, if dilutive. For the year ended December 31, 2020, there were no potential dilutive units related to incentive common units as they were all issued as of the beginning of the year.

The undistributed earnings for year ended December 31, 2020 have been allocated based on the participation rights of the convertible preferred and common units as if the earnings for the period have been distributed. As the participation in distributed and undistributed earnings is identical for both classes, the distributed and undistributed earnings are allocated on a proportionate basis.

The following table presents the calculation of basic and diluted net earnings (loss) per share/unit for the year ended December 31, 2021, the period following the Reorganization Transactions, and for the years ended December 31, 2020 and 2019. See Note 2 for additional information related to basic and diluted earnings (loss) per share/unit.

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per unit data)
Numerator
Net income (loss)	$(37,609)	$20,638	$9,924
Deemed contribution of 2016 convertible preferred unit interest	—	—	45,000
Deemed dividend upon issuance of 2019 convertible preferred units	—	—	(27,558)
Adjusted net income (loss) attributable to all unitholders	(37,609)	20,638	27,366
Less: Dividend paid to preferred unitholders	—	(3,000)	—
Adjusted net income (loss) attributable to common unitholders	(37,609)	17,638	27,366
Less: Dividend paid to common unitholders	—	(2,000)	—
Undistributed earnings (loss) attributable to all unitholders	(37,609)	15,638	27,366
Less: Undistributed earnings attributable to participating securities	—	(9,383)	(18,787)
Less: Net loss attributable to noncontrolling interests	(29,867)	—	—
Net income (loss) attributable to Viant Technology Inc./common unitholders	$(7,742)	$6,255	$8,579
Denominator
Weighted-average shares of Class A common stock/units outstanding—basic	12,364	400	274
Effect of dilutive securities:
Convertible preferred units	—	600	600
Incentive common units	—	—	126
Weighted-average shares of Class A common stock/units outstanding—diluted	12,364	1,000	1,000
Earnings (loss) per Class A common stock/unit—basic
Distributed earnings per unit—basic	$—	$5.00	$—
Undistributed earnings (loss) per unit—basic	(0.63)	15.64	31.31
Total earnings (loss) per Class A common stock/unit—basic	$(0.63)	$20.64	$31.31
Earnings (loss) per Class A common stock/unit—diluted
Total earnings (loss) per Class A common stock/unit—diluted	$(0.63)	$20.64	$27.37
Anti-dilutive shares/units excluded from earnings (loss) per share of Class A common stock/unit—diluted:
Convertible preferred units	—	—	—
Incentive common units	—	—	—
Restricted stock units	3,033	—	—
Nonqualified stock options	220	—	—
Shares of Class B common stock	47,107	—	—
Total shares excluded from earnings (loss) per share of Class A common stock/unit—diluted	50,360	—	—

12. Noncontrolling Interests

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

The following table summarizes the ownership of Viant Technology LLC:

	As of December 31, 2021		As of February 12, 2021
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	13,704,638	22.5%	11,500,000	19.5%
Noncontrolling interests	47,107,130	77.5%	47,435,559	80.5%
Total	60,811,768	100.0%	58,935,559	100.0%

During the year ended December 31, 2021, noncontrolling interests exchanged 0.3 million Class B units of Viant Technology, LLC for 0.3 million shares of the Company’s Class A common stock, which also resulted in the cancellation of 0.3 million shares of the Company’s Class B common stock that was previously held by noncontrolling interests with no additional consideration provided.

The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the period indicated:

Year Ended December 31, 2021
(in thousands)
Net loss attributable to Viant Technology Inc.	$(7,742)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. as a result of ownership changes in Viant Technology LLC	(44,361)
Net decrease in equity of Viant Technology Inc. due to equity interest transactions with noncontrolling interests	$(52,103)

13. Commitments and Contingencies

Lease Commitments

Future minimum payments under the Company’s non-cancelable operating leases, which are primarily related to building leases, as of December 31, 2021 are as follows:

Year Ending December 31,	(in thousands)
2022	$3,039
2023	3,953
2024	3,060
2025	2,991
2026 and thereafter	16,713
Total minimum payments	$29,756

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

14. Guarantees and Indemnities

The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of December 31, 2021 and 2020.

15. Related Parties

The Company derives a small percentage of its revenue from Meredith Corporation and its subsidiaries (“Meredith Corporation”), which previously held equity interests in the Company through the Former Holdco. The Company also purchases certain inventory from Meredith Corporation. These purchases and sales are made under standard customer agreements that outline the terms of the transactions. As discussed in Note 8, the Company retired all outstanding shares held by this related party on October 31, 2019 and, as of such date, Meredith Corporation ceased to be a related party to the Company. Accordingly, the Company has excluded all transactions with Meredith Corporation subsequent to October 31, 2019 from the amounts disclosed below.

Related parties incurred a total of $0.3 million in expenses on our behalf during the year ended December 31, 2021 and $0.3 million of these expenses were unpaid and recorded within accounts payable and accrued liabilities as of December 31, 2021.

The Company recorded no revenue from its transactions with related parties during year ended December 31, 2021 and 2020, and $3.7 million during the year ended December 31, 2019. The Company recorded no purchases from related parties during years ended December 31, 2021 and 2020, and $0.3 million during the year ended December 31, 2019.

As of December 31, 2021 and 2020, no amounts were due to or due from related parties, other than those mentioned above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on the consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Under the supervision and with the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies” and because we qualify as a “non-accelerated filer” (i.e., we do not qualify as either an “accelerated filer” or a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act).

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

We have adopted a written Code of Business Conduct and Ethics (our “Code of Conduct”) that applies to all officers, directors and employees, including our principal executive officer, principal financial and accounting officer, or persons performing similar functions. The Code of Conduct is available on our website at www.viantinc.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:
(1)	Financial Statements

See Index to Consolidated Financial Statements at Part II, Item 8 of this Annual Report.

(2)	Financial Statement Schedules

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under Part II, Item 8 of this Annual Report.

(3)	Exhibits:

The documents listed in the following Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Viant Technology Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)

3.2

Amended and Restated Bylaws of Viant Technology Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)
10.1

Second Amended and Restated Limited Liability Company Agreement of Viant Technology LLC, dated as of February 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)

10.2

Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Viant Technology LLC, dated as of February 12, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)

10.3

Tax Receivable Agreement, by and among Viant Technology Inc., Viant Technology LLC, each of the TRA Holders, and the TRA Representative, dated as of February 9, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)

10.4

Registration Rights Agreement, by and among Viant Technology Inc. and the parties thereto, dated as of February 9, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)

10.5+

Form of Indemnification Agreement by and between Viant Technology Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.6

Revolving Credit and Security Agreement and Guaranty, dated as of October 31, 2019, by and among Viant Technology LLC, Viant US LLC, Adelphic LLC, Myspace LLC and each additional Borrower from time to time party thereto, PNC Bank, National Association, as Agent and each additional Lender from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.7

First Amendment to Revolving Credit and Security Agreement and Guaranty, dated as of April 13, 2020, by and among Viant Technology LLC, Viant US LLC, Adelphic LLC and Myspace LLC, as Borrowers, and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.8

Second Amendment to Revolving Credit and Security Agreement and Guaranty, dated as of April 30, 2020, by and among Viant Technology LLC, Viant US LLC, Adelphic LLC and Myspace LLC, as Borrowers, and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.9

Third Amendment to Revolving Credit and Security Agreement and Guaranty, dated as of May 29, 2020, by and among Viant Technology LLC, Viant US LLC, Adelphic LLC and Myspace LLC, as Borrowers, and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.10

Fourth Amendment to Revolving Credit and Security Agreement and Guaranty, dated as of January 29, 2021, by and among Viant Technology LLC, Viant US LLC, Adelphic LLC, Myspace LLC and the Company, as Borrowers, and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.11

Fifth Amendment to Revolving Credit and Security Agreement and Guaranty, dated as of October 15, 2021, by and among Viant Technology LLC, Viant US LLC, Adelphic LLC, Myspace LLC and the Company, as Borrowers, and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40015) for the quarter ended September 30, 2021, filed on November 10, 2021)

10.12+	Viant Technology Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-252912), filed on February 9, 2021)
10.13+

Employment Agreement, dated as of March 27, 2017, by and between Viant Technology LLC and Larry Madden (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.14

Limited Liability Company Agreement of Viant Technology Equity Plan LLC, dated as of March 15, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.15+	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40015), filed on March 4, 2022)
10.16+

Form of Grant Notice and Standard Terms and Conditions for Nonqualified Stock Options under the Viant Technology Inc. 2021 Long-Term Incentive Plan (Employee Form) (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-252912), filed on February 9, 2021)

10.17+

Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units under the Viant Technology Inc. 2021 Long-Term Incentive Plan (Employee Form) (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-252912), filed on February 9, 2021)

10.18+

Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the Viant Technology Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-252912), filed on February 9, 2021)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+        Indicates management contract or compensatory plan, contract or arrangement.

†The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIANT TECHNOLOGY INC.

Date: March 10, 2022	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tim Vanderhook	Chief Executive Officer and Chairman (principal executive officer)	March 10, 2022
Tim Vanderhook

/s/ Larry Madden	Chief Financial Officer (principal financial and accounting officer)	March 10, 2022
Larry Madden

/s/ Chris Vanderhook	Chief Operating Officer and Director	March 10, 2022
Chris Vanderhook

/s/ Max Valdes	Director	March 10, 2022
Max Valdes

/s/ Elizabeth Williams	Director	March 10, 2022
Elizabeth Williams

/s/ Vivian Yang	Director	March 10, 2022
Vivian Yang