Form 10-Q
period 2022-03-31
Viant Technology Inc.
filed 2022-05-03
CIK 1828791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022 there were 14,071,482 shares and 47,082,260 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of March 31,	As of December 31,
	2022	2021
Assets
Current assets:
Cash	$247,936	$238,480
Accounts receivable, net of allowances	79,897	110,739
Prepaid expenses and other current assets	3,544	2,967
Total current assets	331,377	352,186
Property, equipment, and software, net	22,611	22,331
Operating lease assets	20,345	—
Intangible assets, net	1,499	1,786
Goodwill	12,422	12,422
Other assets	397	406
Total assets	$388,651	$389,131
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$24,706	$32,877
Accrued liabilities	37,670	34,086
Accrued compensation	9,640	12,247
Current portion of deferred revenue	64	1,317
Current portion of operating lease liabilities	1,837	—
Other current liabilities	1,241	2,531
Total current liabilities	75,158	83,058
Long-term debt	17,500	17,500
Long-term portion of deferred revenue	—	5,234
Long-term portion of operating lease liabilities	19,668	—
Other long-term liabilities	—	765
Total liabilities	112,326	106,557
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.001 par value; 450,000,000 shares authorized; 14,071,482 and 13,920,868 shares issued and 14,071,482 and 13,704,638 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	14	14
Class B common stock, $0.001 par value; 150,000,000 shares authorized; 47,082,260 and 47,107,130 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	47	47
Additional paid-in capital	85,926	82,888
Accumulated deficit	(25,979)	(20,139)
Treasury stock, at cost; 0 and 216,230 shares as of March 31, 2022 and December 31, 2021, respectively	—	(2,648)
Total stockholders’ equity attributable to Viant Technology Inc.	60,008	60,162
Noncontrolling interests	216,317	222,412
Total equity	276,325	282,574
Total liabilities and stockholders’ equity	$388,651	$389,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$42,629	$40,144
Operating expenses:
Platform operations	26,194	24,344
Sales and marketing	13,756	14,185
Technology and development	5,003	5,900
General and administrative	11,083	10,420
Total operating expenses	56,036	54,849
Loss from operations	(13,407)	(14,705)
Interest expense, net	152	235
Other expense (income), net	4	(70)
Total other expense, net	156	165
Net loss	(13,563)	(14,870)
Less: Net loss attributable to noncontrolling interests	(10,371)	(11,766)
Net loss attributable to Viant Technology Inc.	$(3,192)	$(3,104)
Loss per share of Class A common stock:
Basic	$(0.23)	$(0.27)
Diluted	$(0.23)	$(0.27)
Weighted-average shares of Class A common stock outstanding:
Basic	13,809	11,500
Diluted	13,809	11,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED UNITS AND EQUITY

(In thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Interests	Equity
Balance as of December 31, 2021	13,921	$14	47,107	$47	$82,888	$(20,139)	(216)	$(2,648)	$222,412	$282,574
Exchange of Class B common stock for Class A common stock	25	—	(25)	—						—
Issuance of common stock in connection with equity- based compensation plans	126	—								—
Reissuance of treasury stock in connection with equity- based compensation plans						(2,648)	216	2,648		—
Allocation of equity to noncontrolling interests					(4,276)				4,276	—
Accrued member tax distributions					(12)					(12)
Stock-based compensation					7,326					7,326
Net loss						(3,192)			(10,371)	(13,563)
Balance as of March 31, 2022	14,072	$14	47,082	$47	$85,926	$(25,979)	—	$—	$216,317	$276,325

	Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Members'	Treasury Stock		Noncontrolling	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Interests	Equity
Balance as of December 31, 2020	600	$7,500	400	$—	—	$—	—	$—	$—	$—	$20,117	—	$—	$—	$20,117
Net income prior to Reorganization Transactions											669				669
Effect of Reorganization Transactions	(600)	(7,500)	(400)	—			48,936	49	28,237		(20,786)				7,500
Issuance of Class A common stock in initial public offering, net of underwriting and offering costs					11,500	12	(1,500)	(2)	228,175						228,185
Allocation of equity to noncontrolling interests									(208,587)					208,587	—
Accrued member tax distributions									75						75
Stock-based compensation									19,756						19,756
Net loss subsequent to Reorganization Transactions										(3,104)				(12,435)	(15,539)
Balance as of March 31, 2021	—	$—	—	$—	11,500	$12	47,436	$47	67,656	$(3,104)	$—	—	$—	$196,152	$260,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,563)	$(14,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,154	2,427
Stock-based compensation	6,376	17,090
Provision for (recovery of) doubtful accounts	51	(194)
Loss on disposal of assets	—	8
Amortization of operating lease assets	654	—
Changes in operating assets and liabilities:
Accounts receivable	30,790	31,708
Prepaid expenses and other assets	(568)	(2,793)
Accounts payable	(8,157)	(3,416)
Accrued liabilities	3,584	(11,213)
Accrued compensation	(2,721)	(2,055)
Deferred revenue	(6,486)	(547)
Operating lease liabilities	(461)	—
Other liabilities	(1,083)	(1,382)
Net cash provided by operating activities	11,570	14,763
Cash flows from investing activities:
Purchases of property and equipment	(373)	(167)
Capitalized software development costs	(1,725)	(1,893)
Net cash used in investing activities	(2,098)	(2,060)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting discounts	—	232,500
Payment of member tax distributions	(16)	(6,805)
Payment of offering costs	—	(1,442)
Net cash provided by (used in) financing activities	(16)	224,253
Net increase in cash	9,456	236,956
Cash at beginning of period	238,480	9,629
Cash at end of period	$247,936	$246,585
Supplemental disclosure of cash flow information:
Cash paid for interest	$104	$175
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	950	2,666
Capitalized assets financed by accounts payable and accrued liabilities	464	1,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Immediately following the closing of the IPO, Viant Technology LLC is the predecessor of the Company for financial reporting purposes. The Company is a holding company, and its sole material asset is its equity interest in Viant Technology LLC. As the sole managing member of Viant Technology LLC, the Company operates and controls all of the business and affairs of Viant Technology LLC. The Reorganization Transactions are accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of the Company recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of Viant Technology LLC. The Company consolidates Viant Technology LLC in its condensed consolidated financial statements and records a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheets and statements of operations.

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

Viant Technology LLC has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the IPO and the related Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2021 through February 11, 2021 presented in the condensed consolidated financial statements and notes to condensed consolidated financial statements herein represent the historical operations of Viant Technology LLC. The amounts as of March 31, 2022 and the operations since February 12, 2021 reflect the consolidated operations of the Company.

Management believes that the accompanying condensed consolidated financial statements reflect the adjustments necessary for the fair statement of its condensed consolidated balance sheet as of March 31, 2022, and results of operations and cash flows for the three months ended March 31, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.

The condensed consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.

Certain reclassifications have been made within the condensed consolidated financial statements for the prior period to conform with current presentation.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates, primarily those related to revenue recognition, operating lease assets and liabilities, stock-based compensation, income taxes, allowances for doubtful accounts, the useful lives of capitalized software development costs and other property, equipment and software and assumptions used in the impairment analyses of long-lived assets and goodwill. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As of March 31, 2022, the impact of the COVID-19 pandemic on our business continues to evolve. As a result, many of our estimates and assumptions consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Comprehensive Loss

For the periods presented, net loss is equal to comprehensive loss.

Accounts Receivable, Net of Allowances

The following table presents changes in the allowance for doubtful accounts for the three months ended March 31, 2022:

(in thousands)
Balance as of December 31, 2021	$54
Provision for doubtful accounts	51
Write-offs, net of recoveries	(1)
Balance as of March 31, 2022	$104

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of risk consist principally of cash and accounts receivable. The Company maintains its cash with financial institutions and its cash levels exceed the Federal Deposit Insurance Corporation’s federally insured limits. Accounts receivable include amounts due from customers with principal operations primarily in the United States.

As of March 31, 2022, no individual customers accounted for more than 10% of consolidated accounts receivable. As of December 31, 2021, two individual customers accounted for 13.2% and 12.3% of consolidated accounts receivable.

The following table provides the Company’s concentrations of risk with respect to individual customers as a percentage of the Company’s total revenues:

	Three Months Ended March 31,
Individual Customer	2022	2021
A	*	17.2%
B	*	11.1%

*  Less than 10% of total revenues.

The following table provides the Company’s concentrations of credit risk with respect to advertising agency holding companies as a percentage of the Company’s total revenues:

	Three Months Ended March 31,
Advertising Agency Holding Company	2022	2021
A	*	13.5%
* Less than 10% of total revenues.

As of March 31, 2022, one individual supplier accounted for 17.1% of consolidated accounts payable and accrued liabilities. As of December 31, 2021, one individual supplier accounted for 16.8% of consolidated accounts payable and accrued liabilities.

Operating Leases

See Note 5—Leases.

Recently Issued Accounting Pronouncements

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.07 billion in annual sales, has less than $700 million in market value of its shares of common stock held by non-affiliates and issues less than $1 billion of non-convertible debt over a three year period. The Company may take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2022 and interim reporting periods within that annual reporting period. The Company does not expect the adoption of this ASU to have a material impact on the condensed consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity to recognize operating lease assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. We adopted this standard at the beginning of the fiscal year ended December 31, 2022 (“fiscal 2022”). See Note 5—Leases for additional information.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which clarifies an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modifications or exchanges. The ASU requires issuers to account for the modifications or exchanges based on the economic substance of the modification or exchange and whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. We adopted this standard prospectively on January 1, 2022. The adoption did not have an impact on the condensed consolidated financial statements.

3. Revenue

The disaggregation of revenue was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Over-time revenue	$137	$1,105
Point-in-time revenue	42,492	39,039
Total revenue	$42,629	$40,144

Revenue for unsatisfied performance obligations expected to be recognized in the future was $0.1 million as of March 31, 2022 and $6.6 million as of December 31, 2021. The decrease was primarily due to an agreement modification whereby the Company agreed to a $6.2 million cash settlement with one of its customers in exchange for the full, final and immediate termination of certain deferred revenue liabilities. See Note 14—Subsequent Events for additional details. The remaining decrease was due to the recognition of revenue related to amounts that were included in the deferred revenue balance as of December 31, 2021. The revenue recognized consisted of the Company satisfying performance obligations during the normal course of business.

Remaining deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.

4. Property, Equipment and Software, Net

Major classes of property, equipment and software were as follows:

	As of March 31,	As of December 31,
	2022	2021
	(in thousands)
Capitalized software development costs	$64,278	$61,490
Computer equipment	984	1,823
Purchased software	32	32
Furniture, fixtures and office equipment	1,216	1,159
Leasehold improvements	2,452	2,178
Total property, equipment and software	68,962	66,682
Less: Accumulated depreciation	(46,351)	(44,351)
Total property, equipment and software, net	$22,611	$22,331

Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Platform operations	$2,136	$1,578
Sales and marketing	—	—
Technology and development	595	381
General and administrative	136	161
Total	$2,867	$2,120

For each of the three months ended March 31, 2022 and 2021, total interest cost incurred was $0.2 million. Interest costs capitalized during the three months ended March 31, 2022 and 2021 were de minimis.

5. Leases

At the beginning of fiscal 2022, the Company adopted new lease accounting guidance issued by the FASB. The most significant change requires lessees to record the present value of operating lease payments as operating lease assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements.

We adopted the new guidance using the modified retrospective method at the beginning of fiscal 2022. As such, the condensed consolidated balance sheets for prior periods are not comparable to our fiscal 2022 periods. The Company adopted the new guidance by applying the package of practical expedients permitted under the transition guidance, which allowed the Company to carry forward its original assessment of whether:

•	our existing arrangements are or contain leases;
•	our existing arrangements are operating or finance leases; and
•	to capitalize initial direct costs.

The adoption of the new guidance resulted in the recognition of operating lease assets of approximately $21.0 million and operating lease liabilities of approximately $22.0 million, which were measured by the present value of the remaining minimum lease payments. In accordance with the guidance, the Company elected the practical expedient to exclude from the measurement of the operating lease assets and lease liabilities leases with a remaining term less than one year (“Short-term leases”). The Company also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all real estate classes of underlying assets. At adoption, in the condensed consolidated balance sheet, we also reclassified deferred rent of approximately $1.0 million for operating leases at the end of the fiscal year ended December 31, 2021 from other current liabilities (current portion) and other long-term liabilities (non-current portion) to current portion of operating lease liabilities and long-term portion of operating lease liabilities, respectively. The impact on the Company’s condensed consolidated statements of income and cash flows was not material.

The present value of the lease payments was calculated using the Company’s incremental borrowing rate applicable to the lease, which is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

Lessee Arrangements

The Company has operating leases for its office space, which have remaining lease terms of up to nine years. The Company does not have finance leases. The Company did not enter into any leases during the three months ended March 31, 2022.

We determine whether an arrangement is a lease at the contract inception date. Our leases may require us to make fixed rental payments or variable lease payments, which are based on a variety of factors including property values, tax and utility rates, property services fees, and other factors. Since these costs are variable in nature, they are excluded from the measurement of the reported operating lease assets and liabilities and are expensed as incurred. The Company records rent expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term.

Some of our leases include renewal options to extend the leases for up to five years and/or termination options to terminate the leases within one year. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease. As of March 31, 2022, our operating leases had a weighted-average remaining lease term of approximately eight years and a weighted-average incremental borrowing rate of 2.9%.

As of March 31, 2022, the Company had entered into an operating lease with total estimated future lease payments of $3.6 million that had not yet commenced and therefore is not included in the measurement of the operating right-of-use asset and operating lease liability on the condensed consolidated balance sheet. The Company expects the lease to commence in fiscal 2022.

Cash paid for amounts included in the operating lease liabilities was $0.6 million for the three months ended March 31, 2022.

The components of lease expense were as follows (in thousands):

Three Months Ended March 31,
2022
Operating lease cost	$812
Short-term lease cost	343
Variable lease cost	97
Total lease cost	$1,252

Rent expense on operating leases was $1.0 million for the three months ended March 31, 2021.

Future minimum lease payments as of March 31, 2022 were as follows:

As of March 31, 2022
Year	(in thousands)
Remainder of 2022	$1,650
2023	3,715
2024	3,060
2025	2,991
2026	2,974
Thereafter	13,739
Total undiscounted future lease payments	28,129
Less: Commitments for leases not yet commenced	3,593
Less: Imputed interest	3,031
Present value of operating lease liabilities	21,505
Less: Operating lease liabilities, current	1,837
Operating lease liabilities, noncurrent	$19,668

Disclosures related to periods prior to the adoption of ASC 842

Future minimum payments under the Company’s non-cancelable operating leases, which are primarily related to office space leases, as of December 31, 2021 are as follows:

Year Ending December 31,	(in thousands)
2022	$3,039
2023	3,953
2024	3,060
2025	2,991
2026	2,974
Thereafter	13,739
Total minimum payments	$29,756

6. Intangible Assets, Net

The balances of intangibles assets and accumulated amortization are as follows:

	As of March 31, 2022
	Remaining Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Developed technology	0.8	$4,927	$(4,344)	$583
Customer relationships	1.8	2,300	(1,698)	602
Trademarks/tradenames	3.9	1,400	(1,086)	314
Total		$8,627	$(7,128)	$1,499

	As of December 31, 2021
	Remaining Weighted Average Useful Life	Gross Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Developed technology	1.1	$4,927	$(4,169)	$758
Customer relationships	2.1	2,300	(1,615)	685
Trademarks/tradenames	4.0	1,400	(1,057)	343
Total		$8,627	$(6,841)	$1,786

Amortization recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Platform operations	$175	$175
Sales and marketing	—	—
Technology and development	—	—
General and administrative	112	132
Total	$287	$307

Estimated future amortization of intangible assets as of March 31, 2022 is as follows:

As of March 31, 2022
Year	(in thousands)
Remainder of 2022	$832
2023	467
2024	107
2025	80
2026	13
Thereafter	—
Total	$1,499

7. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	As of March 31,	As of December 31,
	2022	2021
	(in thousands)
Accrued traffic acquisition costs	$27,765	$30,942
Accrued customer payable (Note 14)	6,163	—
Other accrued liabilities	3,742	3,144
Total accrued liabilities	$37,670	$34,086

8. Revolving Credit Facility and PPP Loan

On October 31, 2019, we entered into an asset-based revolving credit and security agreement with PNC Bank (the “Loan Agreement”). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of October 31, 2024. The Loan Agreement is collateralized by security interests in substantially all of our assets.

Advances under the Loan Agreement bear interest through maturity at a variable rate based upon our selection of either a Domestic Rate or a LIBOR Rate, plus an applicable margin (“Domestic Rate Loans” and “LIBOR Rate Loans”). The Domestic Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. The effective weighted average interest rate for the three months ended March 31, 2022 was 1.90%. The applicable margin as of March 31, 2022 was equal to 0.75% for Domestic Rate Loans and 1.75% for LIBOR Rate Loans. The applicable margin that commenced October 15, 2021 is between 0.75% to 1.25% for Domestic Rate Loans and between 1.75% and 2.25% for LIBOR Rate Loans based on maintaining certain undrawn availability ratios. The facility fee for undrawn amounts under the Loan Agreement is 0.375% per annum. We will also be required to pay customary letter of credit fees, as necessary.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 1.40 to 1.00 at any time undrawn availability under the Loan Agreement is less than 25%. As of March 31, 2022, we are in compliance with all covenants.

The carrying value of the revolving credit facility as of March 31, 2022 and December 31, 2021 was $17.5 million recorded in long-term debt and approximated its fair value as the interest rate is variable and approximates prevailing market interest rates for similar debt arrangements. The fair value of debt was estimated using primarily level 2 inputs including quoted market prices or discounted cash flow analyses, based on estimated incremental borrowing rates for similar types of borrowing arrangements.

On April 14, 2020, the Company received proceeds from the Paycheck Protection Program Loan (the “PPP Loan”) in the amount of approximately $6.0 million from PNC Bank, as lender, pursuant to the Paycheck Protection Program of the CARES Act. The PPP Loan, which is evidenced by a note dated April 11, 2020, bears interest at an annual rate of 1.0% and matures on April 11, 2022. No interest or principal is due during the first fifteen months after April 11, 2020, although interest will continue to accrue over this fifteen-month deferral period. The PPP Loan may be prepaid without penalty, at the option of the Company, at any time prior to maturity. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or other provisions of the promissory note. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining a judgment against the Company.

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

9. Stock-Based Compensation

In connection with the IPO, which occurred on February 12, 2021, the Phantom Unit Plan was replaced by the LTIP.  On February 12, 2021, 6.2 million Restricted Stock Units (“RSUs”) were granted under the Company’s LTIP. The Company is authorized to grant RSUs, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance stock awards under its LTIP. As of March 31, 2022, the Company has currently only granted RSUs and nonqualified stock options. Under the Company’s LTIP, 4.0 million shares remained available for grant as of March 31, 2022.

Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Platform operations	$1,086	$3,161
Sales and marketing	2,179	6,813
Technology and development	1,169	2,939
General and administrative	1,942	4,177
Total	$6,376	$17,090

RSUs

The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value
RSUs outstanding as of December 31, 2021	3,033	$24.29
Granted	2,284	6.16
Vested	(342)	25.02
Canceled/forfeited	(117)	23.92
RSUs outstanding as of March 31, 2022	4,858	15.72

As of March 31, 2022, the Company had unrecognized stock-based compensation relating to RSUs of approximately $67.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Nonqualified Stock Options

The following summarizes nonqualified stock option activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2021	220	$15.88	9.7	$20
Granted	3,565	6.09
Exercised	—	—
Canceled	(14)	12.02
Expired	—	—
Options outstanding as of March 31, 2022	3,771	6.64	9.9	1,891
Vested and exercisable	11	25.86	9.2	—

The weighted-average grant-date fair value of the nonqualified stock options granted during the three months ended March 31, 2022 was $3.43. The Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $10.3 million, which is expected to be recognized over a weighted-average period of 3.9 years, as of March 31, 2022.

The following table presents the assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options for the three months ended March 31, 2022. Black-Scholes assumptions have not been disclosed for any other periods presented as there were no nonqualified stock options granted in those periods.

Three Months Ended March 31,
2022
Risk free interest rate	1.4%
Expected volatility	61.5%
Expected term (in years)	5.9
Expected dividend yield	0.0%

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

10. Income Taxes and Tax Receivable Agreement

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes, pass-through permanent differences related to the valuation allowance against the deferred tax asset. The Company did not recognize an income tax expense/(benefit) on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 77.0% due to the full valuation allowance against its deferred tax assets, resulting in an effective tax rate (“ETR”) of 0.0% for each of the three months ended March 31, 2022 and 2021.

As of March 31, 2022, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize our deferred tax assets including the difference in our tax basis in excess of the financial reporting value for our investment in Viant Technology LLC.  Consequently, we have established a full valuation allowance against our deferred tax assets as of March 31, 2022. In the event that management subsequently determines that it is MLTN that we will realize our deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company has concluded based on applicable accounting standards and the weight of all available evidence, that it was MLTN that its deferred tax assets subject to the Tax Receivable Agreement (“TRA”) would not be realized as of March 31, 2022.  Therefore, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of such deferred tax assets after concluding it was not probable that such TRA liability would be paid based on its estimates of future taxable income. As of the March 31, 2022, the total unrecorded TRA liability is approximately $10.3 million. If utilization of the deferred tax assets subject to the TRA becomes MLTN in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.

11. Loss Per Share

For the three months ended March 31, 2022 and 2021, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders, by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Numerator
Net loss	$(13,563)	$(14,870)
Less: Net loss attributable to noncontrolling interests	(10,371)	(11,766)
Net loss attributable to Viant Technology Inc.	$(3,192)	$(3,104)
Denominator
Weighted-average shares of Class A common stock outstanding—basic and diluted	13,809	11,500

Loss per share of Class A common stock—basic	$(0.23)	$(0.27)
Loss per share of Class A common stock—diluted	$(0.23)	$(0.27)

Anti-dilutive shares excluded from loss per share of Class A common stock—diluted:
Restricted stock units	4,858	6,196
Nonqualified stock options	3,771	—
Shares of Class B common stock	47,082	47,436
Total shares excluded from loss per share of Class A common stock—diluted	55,711	53,632

12. Noncontrolling Interests

We are the sole managing member of Viant Technology LLC and, as a result, consolidate the financial results of Viant Technology LLC. We report noncontrolling interests representing the economic interests in Viant Technology LLC held by the other members of Viant Technology LLC. The Viant Technology LLC Agreement classifies the interests acquired by the Company as Class A units, reclassified the interests held by the continuing members of Viant Technology LLC as Class B units and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in Viant Technology LLC while retaining control of Viant Technology LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Class B units in Viant Technology LLC by the other members and future issuances of Class A common stock under the LTIP will result in a change in ownership, where the Company will rebalance the noncontrolling interest, offset by a change in additional-paid-in-capital.

The following table summarizes the ownership of Viant Technology LLC:

	As of March 31, 2022		As of December 31, 2021
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	14,071,482	23.0%	13,704,638	22.5%
Noncontrolling interests	47,082,260	77.0%	47,107,130	77.5%
Total	61,153,742	100.0%	60,811,768	100.0%

          During the three months ended March 31, 2022, noncontrolling interests exchanged 24,870 Class B units of Viant Technology, LLC for 24,870 shares of the Company’s Class A common stock, which also resulted in the cancellation of 24,870 shares of the Company’s Class B common stock that was previously held by noncontrolling interests with no additional consideration provided.

The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the period indicated. The effect of changes has not been presented for the three months ended March 31, 2021 as there were no changes in ownership interest from the date of the IPO through March 31, 2021.

Three Months Ended March 31, 2022
(in thousands)
Net loss attributable to Viant Technology Inc.	$(3,192)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. as a result in ownership changes in Viant Technology LLC	(4,276)
Net decrease in equity of Viant Technology Inc. due to equity interest transactions with noncontrolling interests	$(7,468)

13. Commitments and Contingencies

As of March 31, 2022, the Company had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.

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

Guarantees and Indemnities

The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of March 31, 2022.

14. Subsequent Events

On April 6, 2022, the Company executed a modification agreement with a customer whereby the Company agreed to pay the sum of $6.2 million to the customer in exchange for the full, final and immediate termination of certain deferred revenue liabilities. Subsequent to the termination, the Company has no outstanding performance obligations to this customer. As a result, the related deferred revenue balance was reclassified to accrued liabilities on the Company’s condensed consolidated balance sheet. The Company expects this customer to continue as a customer in the future utilizing the Company’s standard contract practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Viant Technology Inc. and its subsidiaries (“Viant,” “we,” “us,” “our” or the “Company”) should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the impact of the ongoing COVID-19 pandemic on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition.

In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance. All of our forward-looking statements are subject to a number of risks, uncertainties and other factors, including but not limited to our ability to add new customers, our ability to realize the expected benefits of an industry shift away from cookie-based consumer tracking, the ongoing impact of the COVID-19 pandemic, the development of the market for programmatic advertising, our access to advertising inventory and people-based data, and changes in the technology industry. This is not a complete list of factors or events that could cause actual results to differ from our expectations and we cannot predict all of them.  All written and oral forward-looking statements attributable to us are qualified in their entirety by the cautionary statements disclosed under “Part I. Item 1A. Risk Factors,” appearing in our Annual Report on Form 10-K for the year ended December 31, 2021, as such disclosures may be amended, supplemented or superseded from time to time by other reports filed with the Securities and Exchange Commission. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

Our financial results for the three months ended March 31, 2022 and 2021, respectively, include:

•	Revenue of $42.6 million and $40.1 million, representing an increase of 6.2%;
•	Gross profit of $16.4 million and $15.8 million, representing an increase of 4.0%;
•	Contribution ex-TAC* of $27.5 million and $26.7 million, representing an increase of 3.0%;
•	Net loss of $13.6 million and $14.9 million, representing a decrease of 8.8%;
•	Non-GAAP net income (loss)* of $(6.8) million and $2.2 million, representing a decrease of 414.3%; and
•	Adjusted EBITDA* of $(3.9) million and $4.9 million, representing a decrease of 179.5%.

*Contribution ex-TAC, non-GAAP net income (loss) and adjusted EBITDA are non-GAAP financial measures. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC, non-GAAP net income and adjusted EBITDA to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

Factors Affecting Our Performance

Attract, Retain and Grow our Customer Base

Our recent growth has been driven by expanding the usage of our platform by our existing customers as well as adding new customers. We believe that our customers value our solutions as our number of active customers for the twelve months ended March 31, 2022 was 327, increasing by 61 active customers, or 22.9%, from the twelve months ended March 31, 2021. We further evaluate our customer’s usage of our platform and assess our market penetration and scale based on the percentage change in advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data and other add-on features and our platform fee we charge clients. Advertiser spend for the three months ended March 31, 2022 increased 43.7% from the three months ended March 31, 2021. The percentage change in advertiser spend is a key measure used by our management and our board of directors to evaluate the demand for our products and to assess whether we are increasing market share. Our management uses this key metric to develop short- and long-term operational plans and make strategic decisions regarding future enhancements to our software. We believe advertiser spend across our platform is a useful metric for investors because it allows investors to evaluate our operational performance in the same manner as our management and board of directors. For a detailed discussion of our key operating measures including the definition of active customers, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

We continue to add functionality to our software to encourage our customers to increase their usage of our platform. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across channels, we believe that we are well positioned to capture the increase in programmatic budgets. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP, Adelphic, and highlight the advantages of our people-based framework as cookie-based options become increasingly limited. As a result, future revenue growth depends upon our ability to retain our existing customers and increase their usage of our platform as well as add new customers.

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

COVID-19

The worldwide spread of the COVID-19 pandemic has resulted, and may continue to result, in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until the COVID-19 pandemic is contained, or economic activity normalizes. With the current uncertainty in economic activity, the impact on our revenue and our results of operations is likely to continue, the size and duration of which we are currently unable to accurately predict. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of the COVID-19 pandemic and its impact on our clients, partners, industry, and employees, all of which are uncertain at this time and cannot be accurately predicted. The ultimate impact of the ongoing COVID-19 pandemic on our results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, emerging variant strains of the virus with varying degrees of vaccine resistance, and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time.

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

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue, as many marketers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter has reflected our highest level of advertising activity for the year. We generally expect the subsequent first quarter to reflect lower activity levels, but this trend may be masked due to the continued growth of our business. In addition, historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns and consumer activity due to COVID-19. Periods that experience an increase in COVID-19 cases and resulting governmentally-imposed restrictions could cause our revenue to decrease. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods, making it difficult to predict our revenue, cash flow, and operating results, all of which could fall below our expectations. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Results of Operations

The following tables present our condensed consolidated results of operations, our condensed consolidated results of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$42,629	$40,144
Operating expenses(1):
Platform operations	26,194	24,344
Sales and marketing	13,756	14,185
Technology and development	5,003	5,900
General and administrative	11,083	10,420
Total operating expenses	56,036	54,849
Loss from operations	(13,407)	(14,705)
Total other expense, net	156	165
Net loss	(13,563)	(14,870)
Less: Net loss attributable to noncontrolling interests	(10,371)	(11,766)
Net loss attributable to Viant Technology Inc.	$(3,192)	$(3,104)

	Three Months Ended March 31,
	2022	2021
	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Operating expenses:
Platform operations	61%	61%
Sales and marketing	32%	35%
Technology and development	12%	15%
General and administrative	26%	26%
Total operating expenses	131%	137%
Loss from operations	(31)%	(37)%
Total other expense, net	0%	0%
Net loss	(32)%	(37)%
Less: Net loss attributable to noncontrolling interests	(24)%	(29)%
Net loss attributable to Viant Technology Inc.	(7)%	(8)%
*	Percentages may not sum due to rounding
(1)	Stock-based compensation, depreciation, and amortization included in operating expenses are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock-Based Compensation:
Platform operations	$1,086	$3,161
Sales and marketing	2,179	6,813
Technology and development	1,169	2,939
General and administrative	1,942	4,177
Total stock-based compensation	$6,376	$17,090

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Depreciation:
Platform operations	$2,136	$1,578
Sales and marketing	—	—
Technology and development	595	381
General and administrative	136	161
Total depreciation	$2,867	$2,120

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Amortization:
Platform operations	$175	$175
Sales and marketing	—	—
Technology and development	—	—
General and administrative	112	132
Total amortization	$287	$307

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Revenue	$42,629	$40,144	$2,485	6%

Revenue increased by $2.5 million, or 6%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Our revenue growth was due to a 14% increase in revenue from the prior year period from certain marketers in customer verticals other than automotive. This increase in revenue was offset by the impact of certain marketers in the automotive customer vertical decreasing or pausing their advertising spend due to the ongoing adverse effects of the COVID-19 pandemic, which created supply shortages for their businesses, resulting in revenue decreasing across this customer vertical by approximately 65% from the prior year period. Despite the ongoing negative impacts of the COVID-19 pandemic, we have continued to experience increased demand for our people-based advertising products and services, as evidenced by an increase in our active customers to 327 for the twelve months ended March 31, 2022 compared to 266 for the twelve months ended March 31, 2021. Additionally, approximately 91% of our revenue for the three months ended March 31, 2022 came from customers that had been customers in the three months ended March 31, 2021.

Operating Expenses

Platform Operations

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Traffic acquisition costs	$15,085	$13,403	$1,682	13%
Other platform operations	11,109	10,941	168	2%
Total platform operations	$26,194	$24,344	$1,850	8%
Platform operations as a percentage of revenue	61%	61%

Platform operations expense increased by $1.9 million, or 8%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Traffic acquisition costs (“TAC”) are amounts incurred and payable to suppliers for the cost of advertising media, third-party data and other add-on features. The change in platform operations expense for the first quarter of 2022 was primarily driven by a $1.7 million increase in TAC, a variable function of revenue, as well as an increase in other platform operations expense driven by a $1.6 million increase in cloud costs and third party services due to the continued implementation of cloud infrastructure and a $0.6 million increase in depreciation, partially offset by a decrease of $2.1 million in stock-based compensation related to our LTIP. We recognized a decrease in stock-based compensation in the first quarter of 2022 compared to the first quarter of 2021, which was due to the RSUs that were granted in connection with the IPO, a portion of which have become fully vested during the previous year.

Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Sales and marketing	$13,756	$14,185	$(429)	(3)%
Percentage of revenue	32%	35%

Sales and marketing expense decreased by $0.4 million, or 3%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily due to a $4.6 million decrease in stock-based compensation, partially offset by a $3.0 million increase in personnel costs, which was allocated to sales and marketing as a result of the departments’ increased headcount, a $0.5 million increase in advertising expense and a $0.4 million increase in travel and entertainment expenses.

Technology and Development

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Technology and development	$5,003	$5,900	$(897)	(15)%
Percentage of revenue	12%	15%

Technology and development expense decreased by $0.9 million, or 15%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This decrease was primarily attributable to a $1.8 million decrease in stock-based compensation, which was partially offset by an increase of $0.4 million in personnel costs as a result of an increase in headcount to support our continued investment in developed technology.

General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
General and administrative	$11,083	$10,420	$663	6%
Percentage of revenue	26%	26%

General and administrative expense increased by $0.7 million, or 6%, during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily attributable to a $1.1 million increase in personnel costs due to the increase in headcount, a $1.0 million increase in insurance, legal, and consulting expenses associated with general corporate and compliance matters and a $0.5 million increase in recruiting expenses, partially offset by a decrease of $2.2 million in stock-based compensation.

Total Other Expense, Net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands, except for percentages)
Total other expense, net	$156	$165	$(9)	(5)%
Percentage of revenue	0%	0%

There was no significant change in the total other expense, net during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Key Operating and Financial Performance Measures

Use of Non-GAAP Financial Measures

We monitor certain non-GAAP financial measures to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. We believe these measures enhance an overall understanding of our performance and investors’ ability to review our business from the same perspective as management and facilitate comparisons of this period’s results with prior periods on a consistent basis by excluding items that management does not believe are indicative of our ongoing operating performance. These non-GAAP financial measures include contribution ex-TAC, adjusted EBITDA, adjusted EBITDA as a percentage of contribution ex-TAC, non-GAAP net income (loss), non-GAAP earnings (loss) per share of Class A common stock—basic and diluted, average contribution ex-TAC per active customer and non-GAAP operating expenses, each of which are discussed immediately following the table below, along with the operational performance measure of active customers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures which are not prepared in accordance with GAAP, as they may be different from non-GAAP financial measures used by other companies and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

	Three Months Ended March 31,
	2022	2021	Change (%)
	(in thousands, except for percentages, per share data and number of customers)
Operating and Financial Performance Measures
Gross profit	$16,435	$15,800	4%
Contribution ex-TAC	$27,544	$26,741	3%
Net loss	$(13,563)	$(14,870)	9%
Adjusted EBITDA	$(3,881)	$4,882	(179)%
Net loss as a percentage of gross profit	(83)%	(94)%	12%
Adjusted EBITDA as a percentage of contribution ex-TAC	(14)%	18%	(178)%
Non-GAAP net income (loss)	$(6,771)	$2,154	(414)%
Total operating expenses	$56,036	$54,849	2%
Non-GAAP operating expenses	$31,425	$21,859	44%
Loss per share—basic	$(0.23)	$(0.27)	15%
Loss per share—diluted	$(0.23)	$(0.27)	15%
Non-GAAP earnings (loss) per share—basic	$(0.09)	$0.02	(550)%
Non-GAAP earnings (loss) per share—diluted	$(0.09)	$0.02	(550)%
Active customers	327	266	23%
Average gross profit per active customer	$291	$294	(1)%
Average contribution ex-TAC per active customer	$435	$428	2%

Contribution ex-TAC

Contribution ex-TAC is a non-GAAP financial measure. Gross profit is the most comparable GAAP measurement, which is calculated as revenue less platform operations expense. In calculating contribution ex-TAC, we add back other platform operations expense to gross profit. Contribution ex-TAC is a key profitability measure used by our management and board of directors to understand and evaluate our operating performance and trends, develop short- and long-term operational plans and make strategic decisions regarding the allocation of capital. In particular, we believe that contribution ex-TAC can provide a measure of period-to-period comparisons for all pricing options within our business. Accordingly, we believe that this measure provides information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of contribution ex-TAC has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define contribution ex-TAC differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows. For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Average contribution ex-TAC per active customer.”

Active customers

We define an active customer as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. For purposes of this definition, a customer that operates under any of our pricing options that equals or exceeds the aforementioned contribution ex-TAC threshold is considered an active customer. Active customers is an operational metric calculated using contribution ex-TAC, a non-GAAP financial measure. For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Average contribution ex-TAC per active customer.”

Average contribution ex-TAC per active customer

We define average contribution ex-TAC per active customer as contribution ex-TAC for the trailing 12-month period presented divided by active customers. Average gross profit per active customer is the most comparable GAAP measurement, which we define as gross profit for the trailing 12-month period presented divided by active customers. We believe that the total number of active customers and average contribution ex-TAC per active customer are measures of our ability to increase profitability and the effectiveness of our sales force, although we expect these measures to fluctuate based on the seasonality in our business. Customers that generated less than $5,000 in contribution ex-TAC in the trailing 12-month period were not material in the aggregate in any period.

The following table presents the calculation of gross profit, the reconciliation of gross profit to contribution ex-TAC, average gross profit per active customer and average contribution ex-TAC per active customer for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$42,629	$40,144
Less: Platform operations	(26,194)	(24,344)
Gross profit	16,435	15,800
Add back: Other platform operations	11,109	10,941
Contribution ex-TAC	$27,544	$26,741

Active customers	327	266
Average gross profit per active customer	$291	$294
Average contribution ex-TAC per active customer	$435	$428

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

The following table presents a reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(13,563)	$(14,870)
Add back:
Interest expense, net	152	235
Depreciation and amortization	3,154	2,427
Stock-based compensation	6,376	17,090
Adjusted EBITDA	$(3,881)	$4,882

The following table presents the calculation of net loss as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except for percentages)
Gross profit	$16,435	$15,800
Net loss	$(13,563)	$(14,870)
Net loss as a percentage of gross profit	(83)%	(94)%
Contribution ex-TAC(1)	$27,544	$26,741
Adjusted EBITDA	$(3,881)	$4,882
Adjusted EBITDA as a percentage of contribution ex-TAC	(14)%	18%

(1)	For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Average contribution ex-TAC per active customer.”

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

The following table presents a reconciliation of net loss to non-GAAP net income (loss) for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(13,563)	$(14,870)
Add back: Stock-based compensation	6,376	17,090
Income tax benefit (expense) related to Viant Technology Inc.’s share of adjustments(1)	416	(66)
Non-GAAP net income (loss)	$(6,771)	$2,154
(1)

The estimated income tax effect of our share of non-GAAP reconciling items are calculated using an assumed blended tax rate of 24%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.

Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted

Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is a non-GAAP financial measure defined by us as earnings (loss) per share of Class A common stock—basic and diluted, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Earnings (loss) per share of Class A common stock—basic and diluted is the most comparable GAAP measurement. Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation, gain on extinguishment of debt and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share of Class A common stock—basic and diluted provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

Our use of Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these potential limitations include:

•

other companies, including companies in our industry that have similar business arrangements, may report non-GAAP earnings (loss) per share of Class A common stock—basic and diluted or similarly titled measures, but calculate them differently, which reduces their usefulness as comparative measures; and

•

although the stock-based compensation related to the LTIP referred to above is non-cash in nature, non-GAAP earnings (loss) per share of Class A common stock—basic and diluted does not reflect its impact on net income (loss) attributable to all common stockholders.

Because of these and other limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including earnings (loss) per share of Class A common stock—basic and diluted.

Basic non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is calculated by dividing the non-GAAP net income (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding. Shares of our Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted non-GAAP earnings (loss) of Class B common stock under the two-class method has not been presented.

Diluted non-GAAP earnings (loss) per share of Class A common stock—basic and diluted adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of common shares such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, restricted stock units (“RSUs”) and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the three months ended March 31, 2022, Class B common stock and nonqualified stock options amounts have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method, respectively.

The following table presents the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the three months ended March 31, 2022 and 2021.

	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Earnings		Non-GAAP	Earnings		Non-GAAP
	(Loss) per		Earnings (Loss)	(Loss) per		Earnings (Loss)
	Share	Adjustments	per Share	Share	Adjustments	per Share
	(in thousands, except per share data)
Numerator
Net loss	$(13,563)	$—	$(13,563)	$(14,870)	$—	$(14,870)
Adjustments:
Add back: Stock-based compensation	—	6,376	6,376	—	17,090	17,090
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments(1)	—	416	416	—	(66)	(66)
Non-GAAP net income (loss)	(13,563)	6,792	(6,771)	(14,870)	17,024	2,154
Less: Net income (loss) attributable to noncontrolling interests(2)	(10,371)	4,887	(5,484)	(11,766)	13,714	1,948
Net income (loss) attributable to Viant Technology, Inc.—basic	(3,192)	1,905	(1,287)	(3,104)	3,310	206
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	(3)	(3)	—	72	72
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock(1)	—	1	1	—	(17)	(17)
Net income (loss) attributable to Viant Technology, Inc.—diluted	$(3,192)	$1,903	$(1,289)	$(3,104)	$3,365	$261
Denominator
Weighted-average shares of Class A common stock outstanding—basic	13,809	—	13,809	11,500	—	11,500
Effect of dilutive securities:
RSUs	—	—	—	—	3,342	3,342
Nonqualified stock options	—	—	—	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	13,809	—	13,809	11,500	3,342	14,842

Earnings (loss) per share of Class A common stock—basic	$(0.23)	$0.14	$(0.09)	$(0.27)	$0.29	$0.02
Earnings (loss) per share of Class A common stock—diluted	$(0.23)	$0.14	$(0.09)	$(0.27)	$0.29	$0.02

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs			4,858			—
Nonqualified stock options			3,771			—
Shares of Class B common stock			47,082			47,436
Total shares excluded from earnings (loss) per share of Class A common stock—diluted			55,711			47,436

(1)

The estimated income tax effect of our share of non-GAAP reconciling items are calculated using an assumed blended tax rate of 24%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.

(2)	The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation attributed to the noncontrolling interest of our company outstanding during the period.

Non-GAAP Operating Expenses

Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP measurement. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense (income), net less depreciation, amortization, stock-based compensation, TAC and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our quarterly and annual business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of depreciation, amortization, stock-based compensation, TAC and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our discretionary costs and is a useful metric for investors because it allows them to evaluate the Company’s operational performance in the same manner as our management and board of directors.

Our use of non-GAAP operating expenses has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define non-GAAP operating expenses differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.

The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating expenses:
Platform operations	$26,194	$24,344
Sales and marketing	13,756	14,185
Technology and development	5,003	5,900
General and administrative	11,083	10,420
Total operating expenses	56,036	54,849
Add:
Other expense (income), net	4	(70)
Less:
Traffic acquisition costs	(15,085)	(13,403)
Stock-based compensation	(6,376)	(17,090)
Depreciation and amortization	(3,154)	(2,427)
Non-GAAP operating expenses	$31,425	$21,859

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $247.9 million and working capital, consisting of current assets less current liabilities, of $256.2 million, compared to cash of $238.5 million and working capital of $269.1 million as of December 31, 2021.

Our primary sources of cash are revenues derived from the programmatic purchase of advertising on our platform and our existing cash balances, although we have, and may in the future, address our liquidity needs by utilizing our borrowing capacity under our Loan Agreement with PNC Bank or raising additional funds by issuing equity. Our primary sources of cash have not changed materially since our Annual Report on Form 10-K for the year ended December 31, 2021.

Our primary uses of cash are capital expenditures to develop our software in support of enhancing our technology platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; the payment of debt obligations used to finance our operations, capital expenditures, platform development and rapid growth; and future minimum payments under our non-cancelable operating leases. Our primary uses of cash have not changed materially since our Annual Report on Form 10-K for the year ended December 31, 2021. We intend to continue investing in critical areas of our business in 2022 to further accelerate demand for our product and growth across platform.

We assess our liquidity in terms of our ability to generate cash sufficient to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We believe our existing cash, cash flow from revenues derived from the programmatic purchase of advertising on our platform, and the undrawn availability under our revolving credit facility will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of existing cash, cash flow from operations, the undrawn availability under our credit facility and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate positive cash flows through programmatic advertising purchases on our platform, our ability to access the capital markets, and other factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of March 31, 2022, our material cash requirements from known contractual obligations consisted of future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $1.7 million for the remainder of 2022, $3.7 million in 2023, $3.1 million in 2024, $3.0 million in 2025 and $3.0 million in 2026. These material cash requirements from known contractual obligations have not changed materially since our Annual Report on Form 10-K for the year ended December 31, 2021.

We did not have any off-balance sheet arrangements as of March 31, 2022 other than the indemnification agreements described in Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We are a holding company with no operations of our own and are dependent on distributions from Viant Technology LLC, including payments under the Tax Receivable Agreement (the “Tax Receivable Agreement”) we entered into with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the Tax Receivable Agreement) on February 9, 2021, to pay our taxes and satisfy any current or future cash requirements. Our Loan Agreement with PNC Bank imposes, and any future credit facilities may impose, limitations on our ability and the ability of Viant Technology LLC to pay dividends to third parties.

Revolving Credit Facility

Our Loan Agreement with PNC Bank provides us with access to a $40.0 million senior secured revolving credit facility through October 31, 2024 and is collateralized by security interests in substantially all of our assets. As of each of the balance sheet dates March 31, 2022 and December 31, 2021, there were $17.5 million of outstanding borrowings and $22.5 of undrawn availability under the Loan Agreement.

Our Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of March 31, 2022, we were in compliance with this covenant, and we do not believe this covenant or any other provision in the Loan Agreement will impact our credit or cash in the next 12 months or restrict our ability to execute on our business plan beyond 12 months.

For further discussion of our Loan Agreement with PNC Bank, refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$11,570	$14,763
Cash flows used in investing activities	(2,098)	(2,060)
Cash flows provided by (used in) financing activities	(16)	224,253
Increase in cash	$9,456	$236,956

Cash Flows Provided by Operating Activities

Our cash flows from operating activities have been primarily influenced by growth in our operations, increases or decreases in collections from our customers and related payments to our suppliers of advertising media and data. Cash flows from operating activities have been affected by changes in our working capital, particularly changes in accounts receivable, accounts payable and accrued liabilities. The timing of cash receipts from customers and payments to suppliers can significantly impact our cash flows from operating activities. We typically pay suppliers in advance of collections from our customers. Our collection and payment cycles can vary from period to period. In addition, we expect seasonality to impact cash flows from operating activities on a quarterly basis.

Our cash flows provided by operating activities for the three months ended March 31, 2022 was $11.6 million, a net decrease of $3.2 million, or 22%, from cash flows provided by operating activities for the three months ended March 31, 2021 of $14.8 million. The change in cash flows for the period were primarily due to:

•	a decrease of $13.6 million from net loss;
•

an increase of $10.2 million due to noncash add back adjustments to net loss comprised of $6.4 million for stock-based compensation, $3.2 million for depreciation and amortization, provision of doubtful accounts of $0.1 million and $0.7 million of amortization of operating lease assets;

•

an increase of $22.9 million from changes in working capital (excluding deferred revenue, other liabilities, and operating lease liabilities) including a net increase of $30.2 million in accounts receivable, prepaid assets and other assets primarily related to lower sales and timing of customer collections due to seasonal fluctuations, partially offset by a decrease of $7.2 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments;

•

a decrease in deferred revenue of $6.5 million primarily related to the modification agreement with a customer whereby we agreed to pay a sum to the customer in exchange for the full, final and immediate termination of certain deferred revenue liabilities;

•	a decrease in other liabilities of $1.1 million; and
•	a decrease in operating lease liabilities of $0.5 million.

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

Our cash flows used in investing activities for the three months ended March 31, 2022 was $2.1 million, a net increase of $38 thousand, or 2%, from cash flows used in investing activities for three months ended March 21, 2021 of $2.1 million. The change in cash flows for the three months ended March 31, 2022 were primarily due to:

•	$1.7 million of investments in capitalized software to develop our software in support of enhancing our technology platform; and
•	$0.4 million of purchases of property and equipment.

During the three months ended March 31, 2021, cash used in investing activities of $2.1 million resulted primarily from investments in capitalized software development costs of $1.9 million.

Cash Flows Provided by (used in) Financing Activities

Our financing activities have consisted primarily of proceeds from borrowings and repayments of our debt, issuances of our equity and payments of member distributions. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and rapid growth.

Our cash flows used in financing activities for the three months ended March 31, 2022 was $16 thousand, a net decrease of $224.3 million from cash flows provided by financing activities for the three months ended March 31, 2021 of $224.3 million. The decrease in cash flows for the three months ended March 31, 2022 compared to the prior period in 2021 is a result of the $232.5 million of proceeds from our initial public offering (our “IPO”) that closed in February 2021, net of underwriting discounts, partially offset by payments of $2.6 million in offering costs.

During the three months ended March 31, 2021, cash provided by financing activities of $224.3 million resulted primarily from $232.5 million of IPO proceeds, net of underwriting discounts and commissions, partially offset by payments of $1.4 million in related offering costs and $6.8 million in payments of member tax distributions.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition net versus gross assessment in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of common units and stock-based compensation, and internal use software have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

For information regarding recently issued accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2022, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business, reputation, results of operations and financial condition, as well as the price of our Class A common stock, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. When any one or more of these risks materialize from time to time, our business, reputation, results of operations and financial condition, as well as the price of our Class A common stock, can be materially and adversely affected. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from our Initial Public Offering

On February 12, 2021, we completed our IPO, pursuant to which we issued and sold an aggregate of 11,500,000 shares of our Class A common stock (inclusive of 1,500,000 shares pursuant to the underwriters’ option to purchase additional shares) at the IPO price of $25.00 per share. The offer and sale of the shares of Class A common stock in the IPO were registered pursuant to registration statements on Form S-1 (File Nos. 333-252117 and 333-252907), which became effective on February 9, 2021.

There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus, dated February 9, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on February 11, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

10.1+	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40015), filed on March 4, 2022)

10.2*+	First Amendment to Employment Agreement, dated as of November 15, 2018, by and between Viant Technology LLC and Larry Madden

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+	Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIANT TECHNOLOGY INC.

Date: May 3, 2022	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 3, 2022	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)