Form 10-Q
period 2022-06-30
Viant Technology Inc.
filed 2022-08-09
CIK 1828791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
(Address of principal executive offices and zip code)

(949) 861-8888

(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of August 5, 2022, there were 14,253,800 shares and 47,082,260 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$51,200	$50,411	$93,829	$90,555
Operating expenses:
Platform operations	30,950	31,715	57,144	56,059
Sales and marketing	17,286	20,553	31,042	34,738
Technology and development	5,011	8,031	10,014	13,931
General and administrative	11,725	14,075	22,808	24,495
Total operating expenses	64,972	74,374	121,008	129,223
Loss from operations	(13,772)	(23,963)	(27,179)	(38,668)
Interest expense, net	21	241	173	476
Other expense (income), net	299	1	303	(68)
Gain on extinguishment of debt	—	(6,110)	—	(6,110)
Total other expense (income), net	320	(5,868)	476	(5,702)
Net loss	(14,092)	(18,095)	(27,655)	(32,966)
Less: Net loss attributable to noncontrolling interests	(10,691)	(14,440)	(21,062)	(26,206)
Net loss attributable to Viant Technology Inc.	$(3,401)	$(3,655)	$(6,593)	$(6,760)
Loss per share of Class A common stock:
Basic	$(0.24)	$(0.32)	$(0.47)	$(0.59)
Diluted	$(0.24)	$(0.32)	$(0.47)	$(0.59)
Weighted-average shares of Class A common stock outstanding:
Basic	14,114	11,500	13,962	11,500
Diluted	14,114	11,500	13,962	11,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share data)

	As of June 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash	$207,248	$238,480
Accounts receivable, net of allowances	93,481	110,739
Prepaid expenses and other current assets	2,911	2,967
Total current assets	303,640	352,186
Property, equipment, and software, net	22,525	22,331
Operating lease assets	19,688	—
Intangible assets, net	1,222	1,786
Goodwill	12,422	12,422
Other assets	397	406
Total assets	$359,894	$389,131
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$28,239	$32,877
Accrued liabilities	31,558	34,086
Accrued compensation	7,603	12,247
Current portion of deferred revenue	64	1,317
Current portion of operating lease liabilities	2,014	—
Other current liabilities	1,245	2,531
Total current liabilities	70,723	83,058
Long-term debt	—	17,500
Long-term portion of deferred revenue	—	5,234
Long-term portion of operating lease liabilities	18,994	—
Other long-term liabilities	—	765
Total liabilities	89,717	106,557
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 14,393,501 and 13,920,868
Outstanding — 14,253,800 and 13,704,638	14	14
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 47,082,260 and 47,107,130	47	47
Additional paid-in capital	89,276	82,888
Accumulated deficit	(29,380)	(20,139)
Treasury stock, at cost; 139,701 and 216,230 shares held	(861)	(2,648)
Total stockholders’ equity attributable to Viant Technology Inc.	59,096	60,162
Noncontrolling interests	211,081	222,412
Total equity	270,177	282,574
Total liabilities and stockholders’ equity	$359,894	$389,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED UNITS AND EQUITY

(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Interests	Equity
Balance as of December 31, 2021	13,921	$14	47,107	$47	$82,888	$(20,139)	(216)	$(2,648)	$222,412	$282,574
Exchange of Class B common stock for Class A common stock	25	—	(25)	—	—	—	—	—	—	—
Issuance of common stock in connection with equity-based compensation plans	126	—	—	—	—	—	—	—	—	—
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(2,648)	216	2,648	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(4,276)	—	—	—	4,276	—
Accrued member tax distributions	—	—	—	—	(12)	—	—	—	—	(12)
Stock-based compensation	—	—	—	—	7,326	—	—	—	—	7,326
Net loss	—	—	—	—	—	(3,192)	—	—	(10,371)	(13,563)
Balance as of March 31, 2022	14,072	$14	47,082	$47	$85,926	$(25,979)	—	$—	$216,317	$276,325
Issuance of common stock in connection with equity-based compensation plans	322	—	—	—	—	—	—	—	—	—
Repurchase of treasury shares in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	(140)	(861)	—	(861)
Allocation of equity to noncontrolling interests	—	—	—	—	(5,455)	—	—	—	5,455	—
Accrued member tax distributions	—	—	—	—	(16)	—	—	—	—	(16)
Stock-based compensation	—	—	—	—	8,821	—	—	—	—	8,821
Net loss	—	—	—	—	—	(3,401)	—	—	(10,691)	(14,092)
Balance as of June 30, 2022	14,394	$14	47,082	$47	$89,276	$(29,380)	(140)	$(861)	$211,081	$270,177

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED UNITS AND EQUITY – (continued)

(unaudited; in thousands)

	Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Members'	Treasury Stock		Noncontrolling	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Interests	Equity
Balance as of December 31, 2020	600	$7,500	400	$—	—	$—	—	$—	$—	$—	$20,117	—	$—	$—	$20,117
Net income prior to Reorganization Transactions	—		—		—	—	—	—		—	669	—	—	—	669
Effect of Reorganization Transactions	(600)	(7,500)	(400)	—	—	—	48,936	49	28,237	—	(20,786)	—	—	—	7,500
Issuance of Class A common stock in initial public offering, net of underwriting and offering costs	—	—	—	—	11,500	12	(1,500)	(2)	228,175	—	—	—	—	—	228,185
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	(208,587)	—	—	—	—	208,587	—
Accrued member tax distributions	—	—	—	—	—	—	—	—	75	—	—	—	—	—	75
Stock-based compensation	—	—	—	—	—	—	—	—	19,756	—	—	—	—	—	19,756
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—		(3,104)	—	—	—	(12,435)	(15,539)
Balance as of March 31, 2021	—	$—	—	$—	11,500	$12	47,436	$47	$67,656	$(3,104)	$—	—	$—	$196,152	$260,763
Accrued member tax distributions	—	—	—	—	—	—	—	—	(192)	—	—	—	—	—	(192)
Stock-based compensation	—	—	—	—	—	—	—	—	34,576	—	—	—	—	—	34,576
Net loss	—	—	—	—	—	—	—	—	—	(3,655)	—	—	—	(14,440)	(18,095)
Balance as of June 30, 2021	—	$—	—	$—	11,500	$12	47,436	$47	$102,040	$(6,759)	$—	—	$—	$181,712	$277,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,655)	$(32,966)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,380	5,051
Stock-based compensation	14,144	46,777
Provision for (recovery of) doubtful accounts	51	(200)
Loss on disposal of assets	305	8
Gain on extinguishment of debt	—	(6,110)
Amortization of operating lease assets	1,311	—
Changes in operating assets and liabilities:
Accounts receivable	17,206	26,220
Prepaid expenses and other assets	65	(1,753)
Accounts payable	(4,652)	(5,126)
Accrued liabilities	(2,528)	(4,939)
Accrued compensation	(4,607)	(1,831)
Deferred revenue	(6,486)	(1,082)
Operating lease liabilities	(957)	—
Other liabilities	(1,096)	(478)
Net cash provided by (used in) operating activities	(8,519)	23,571
Cash flows from investing activities:
Purchases of property and equipment	(397)	(266)
Capitalized software development costs	(3,941)	(3,750)
Net cash used in investing activities	(4,338)	(4,016)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting discounts	—	232,500
Taxes paid related to net share settlement of equity awards	(861)	—
Payment of member tax distributions	(14)	(6,805)
Payment of offering costs	—	(2,608)
Repayment of revolving credit facility	(17,500)	—
Net cash provided by (used in) financing activities	(18,375)	223,087
Net increase (decrease) in cash	(31,232)	242,642
Cash at beginning of period	238,480	9,629
Cash at end of period	$207,248	$252,271
Supplemental disclosure of cash flow information:
Cash paid for interest	$167	$360
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$2,003	$7,556
Accrued member tax distributions	$19	$192
Capitalized assets financed by accounts payable and accrued liabilities	$314	$215
Noncash gain on extinguishment of debt related to Paycheck Protection Program loan	$—	$6,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

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

•

The Viant Technology LLC Agreement classified the interests acquired by the Company as Class A units, reclassified the interests held by the continuing members of Viant Technology LLC as Class B units, and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock of Viant Technology Inc. on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Immediately following such reclassification, the continuing members held 48,935,559 Class B units. For each membership unit of Viant Technology LLC that was reclassified as a Class B unit, the Company issued one corresponding share of our Class B common stock to the continuing members, or 48,935,559 shares of Class B common stock in total;

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

•

The underwriters exercised their option to purchase 1,500,000 additional shares of Class A common stock from the selling stockholders in the IPO. The Company did not receive any proceeds from the sale of shares by the selling stockholders. Pursuant to such exercise, the selling stockholders exchanged the corresponding number of Class B units for the shares of Class A common stock, the corresponding number of shares of Class B common stock were automatically retired, and 1,500,000 Class A units were issued to the Company;

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information which are unaudited and include the operations of the Company, Viant Technology LLC and its wholly owned subsidiaries. Viant Technology LLC is considered a variable interest entity. The Company is the primary beneficiary and sole managing member of Viant Technology LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Viant Technology LLC. All intercompany balances and transactions have been eliminated in consolidation.

Viant Technology LLC has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the IPO and the related Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2021 through February 11, 2021 presented in the condensed consolidated financial statements and notes to condensed consolidated financial statements herein represent the historical operations of Viant Technology LLC. The amounts as of June 30, 2022 and December 31, 2021 and the operations since February 12, 2021 reflect the consolidated operations of the Company.

Management believes that the accompanying condensed consolidated financial statements reflect the adjustments necessary for the fair statement of its condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.

The condensed consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 (“fiscal 2022”), or for any other future annual or interim period.

Certain reclassifications have been made within the condensed consolidated financial statements for the prior period to conform with current presentation.

There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, primarily those related to revenue recognition, operating lease assets and liabilities, stock-based compensation, income taxes, allowances for doubtful accounts, the useful lives of capitalized software development costs and other property, equipment and software and assumptions used in the impairment analyses of long-lived assets and goodwill. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As of June 30, 2022, the impact of the COVID-19 pandemic on our business continues to evolve. As a result, many of our estimates and assumptions consider macro-economic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

Comprehensive Loss

For the periods presented, net loss is equal to comprehensive loss.

Accounts Receivable, Net of Allowances

The following table presents changes in the allowance for doubtful accounts for the three and six months ended June 30, 2022:
(in thousands)
Balance as of December 31	$54
Provision for doubtful accounts	51
Write-offs, net of recoveries	(1)
Balance as of March 31	$104
Provision for doubtful accounts	1
Write-offs, net of recoveries	—
Balance as of June 30	$105

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

As of June 30, 2022, one individual customer accounted for 12.0% of consolidated accounts receivable. As of December 31, 2021, two individual customers accounted for 13.2% and 12.3% of consolidated accounts receivable.

As of June 30, 2022, one individual supplier accounted for 19.9% of consolidated accounts payable and accrued liabilities. As of December 31, 2021, one individual supplier accounted for 16.8% of consolidated accounts payable and accrued liabilities.

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

The following table provides the Company’s concentrations of risk with respect to individual customers and advertising agency holding companies as a percentage of the Company’s total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Individual Customer
A	<10.0%	<10.0%	<10.0%	11.3%
Advertising Agency Holding Company
A	<10.0%	14.7%	<10.0%	14.2%
B	<10.0%	10.0%	<10.0%	<10.0%
C	12.7%	<10.0%	10.5%	<10.0%

Operating Leases

See Note 5—Leases.

Recently Issued Accounting Pronouncements

JOBS Act Election as an Emerging Growth Company

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments. The ASU revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2022 and interim reporting periods within that annual reporting period. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

Codification Improvements

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which updates various codification topics by clarifying disclosure requirements to align with the SEC’s regulations. The guidance is effective for the Company’s annual reporting period beginning after December 15, 2021 and interim reporting periods within the annual period beginning after December 15, 2022. The Company is currently assessing the impact this guidance will have on its condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity to recognize operating lease assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. We adopted this standard at the beginning of fiscal 2022. See Note 5—Leases for additional information.

Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modifications or exchanges. The ASU requires issuers to account for the modifications or exchanges based on the economic substance of the modification or exchange and whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. We adopted this standard prospectively on January 1, 2022. The adoption did not have an impact on our condensed consolidated financial statements.

3. Revenue

The disaggregation of revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Over-time revenue	$173	$1,105	$361	$2,209
Point-in-time revenue	51,027	49,306	93,468	88,346
Total revenue	$51,200	$50,411	$93,829	$90,555

Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was de minimis as of June 30, 2022 and $6.6 million as of December 31, 2021. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts. The decrease from the prior-year end was primarily due to an agreement modification whereby the Company agreed to a $6.2 million cash settlement with one of its customers in exchange for the full, final and immediate termination of certain deferred revenue liabilities. The remaining decrease was due to the recognition of revenue during the normal course of business.

Remaining deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.

4. Property, Equipment and Software, Net

Major classes of property, equipment and software were as follows:

	As of June 30,	As of December 31,
	2022	2021
Capitalized software development costs	$66,890	$61,490
Computer equipment	1,021	1,823
Purchased software	32	32
Furniture, fixtures and office equipment	1,201	1,159
Leasehold improvements	2,483	2,178
Total property, equipment and software	71,627	66,682
Less: Accumulated depreciation	(49,102)	(44,351)
Total property, equipment and software, net	$22,525	$22,331

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Platform operations	$2,573	$1,766	$4,709	$3,344
Sales and marketing	—	—	—	—
Technology and development	223	383	818	763
General and administrative	153	168	289	330
Total	$2,949	$2,317	$5,816	$4,437

For the three months ended June 30, 2022, total interest cost incurred was de minimis. For the three months ended June 30, 2021, total interest cost incurred was $0.2 million. For the six months ended June 30, 2022 and 2021, total interest cost incurred was $0.2 million and $0.5 million, respectively. Interest costs capitalized during the three and six months ended June 30, 2022 and 2021 were de minimis.

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

The adoption of the new guidance resulted in the recognition of operating lease assets of approximately $21.0 million and operating lease liabilities of approximately $22.0 million, which were measured by the present value of the remaining minimum lease payments. In accordance with the guidance, the Company elected the practical expedient to exclude from the measurement of the operating lease assets and lease liabilities leases with a remaining term less than one year. The Company also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all real estate classes of underlying assets. At adoption, in the condensed consolidated balance sheet, we also reclassified deferred rent of approximately $1.0 million for operating leases at the end of the fiscal year ended December 31, 2021 from other current liabilities (current portion) and other long-term liabilities (non-current portion) to current portion of operating lease liabilities and long-term portion of operating lease liabilities, respectively. The impact on the Company’s condensed consolidated statements of income and cash flows was not material.

The present value of the lease payments was calculated using the Company’s incremental borrowing rate applicable to the lease, which is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

Lessee Arrangements

The Company has operating leases for its office space, which have remaining lease terms of up to nine years. The Company does not have finance leases. The Company did not enter into any leases during the three and six months ended June 30, 2022.

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

Some of our leases include renewal options to extend the leases for up to five years and/or termination options to terminate the leases within one year. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

considered in calculating the term of the lease. As of June 30, 2022, our operating leases had a weighted-average remaining lease term of approximately eight years and a weighted-average incremental borrowing rate of 2.9%.

As of June 30, 2022, the Company had entered into an operating lease with total estimated future lease payments of $3.6 million that had not yet commenced and therefore is not included in the measurement of the operating right-of-use asset and operating lease liability on the condensed consolidated balance sheet. The lease commenced in the third quarter of fiscal 2022.

Cash paid for amounts included in the operating lease liabilities was $0.7 million and $1.3 million for the three and six months ended June 30, 2022, respectively.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Operating lease cost	$812	$1,624
Short-term lease cost	355	698
Variable lease cost	2	99
Total lease cost	$1,169	$2,421

Rent expense on operating leases was $1.0 million and $2.0 million for the three and six months ended June 30, 2021, respectively.

Future minimum lease payments as of June 30, 2022 were as follows:

As of June 30,
Year	2022
Remainder of 2022	$1,000
2023	3,715
2024	3,060
2025	2,991
2026	2,974
Thereafter	13,739
Total undiscounted future lease payments	27,479
Less: Commitments for leases not yet commenced	3,593
Less: Imputed interest	2,878
Present value of operating lease liabilities	21,008
Less: Operating lease liabilities, current	2,014
Operating lease liabilities, noncurrent	$18,994

Disclosures related to periods prior to the adoption of ASC 842

Future minimum payments under the Company’s non-cancelable operating leases, primarily related to office space, as of December 31, 2021 are as follows:

As of December 31,
Year	2021
2022	$3,039
2023	3,953
2024	3,060
2025	2,991
2026	2,974
Thereafter	13,739
Total minimum payments	$29,756

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

6. Intangible Assets, Net

The balances of intangible assets and accumulated amortization are as follows:

	As of June 30, 2022
	Remaining Weighted Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.6	$4,927	$(4,518)	$409
Customer relationships	1.6	2,300	(1,780)	520
Trademarks/tradenames	3.7	1,400	(1,107)	293
Total		$8,627	$(7,405)	$1,222

	As of December 31, 2021
	Remaining Weighted Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	1.1	$4,927	$(4,169)	$758
Customer relationships	2.1	2,300	(1,615)	685
Trademarks/tradenames	4.0	1,400	(1,057)	343
Total		$8,627	$(6,841)	$1,786

Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Platform operations	$175	$175	$350	$350
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	102	132	214	264
Total	$277	$307	$564	$614

Estimated future amortization of intangible assets is as follows:

As of June 30,
Year	2022
Remainder of 2022	$555
2023	467
2024	107
2025	80
2026	13
Thereafter	—
Total	$1,222

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

7. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
	2022	2021
Accrued traffic acquisition costs	$27,217	$30,942
Other accrued liabilities	4,341	3,144
Total accrued liabilities	$31,558	$34,086

As of June 30, 2022 and December 31, 2021, the Company had a balance of $0.8 million and $0.3 million, respectively, payable to related parties for expenses they incurred on our behalf. This balance is recorded within accrued liabilities in the condensed consolidated balance sheets. The related expense incurred by the Company was $0.4 million for the three and six months ended June 30, 2022 and de minimis for the same periods in the prior year.

8. Revolving Credit Facility and PPP Loan

Revolving Credit Facility

On October 31, 2019, we entered into an asset-based revolving credit and security agreement (the “Loan Agreement”) with PNC Bank, National Association (“PNC Bank”). The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of October 31, 2024. The Loan Agreement is collateralized by security interests in substantially all of our assets.

Advances under the Loan Agreement bear interest through maturity at a variable rate based upon our selection of either a Domestic Rate or a LIBOR Rate, plus an applicable margin (“Domestic Rate Loans” and “LIBOR Rate Loans”). The Domestic Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. The effective weighted average interest rate for the three and six months ended June 30, 2022 was 2.33% and 2.01%, respectively. The applicable margin as of June 30, 2022 was equal to 0.75% for Domestic Rate Loans and 1.75% for LIBOR Rate Loans. The applicable margin that commenced October 15, 2021 is between 0.75% to 1.25% for Domestic Rate Loans and between 1.75% and 2.25% for LIBOR Rate Loans based on maintaining certain undrawn availability ratios. The facility fee for undrawn amounts under the Loan Agreement is 0.375% per annum. We will also be required to pay customary letter of credit fees, as necessary.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 1.40 to 1.00 at any time undrawn availability under the Loan Agreement is less than 25%. As of June 30, 2022, we were in compliance with all covenants.

On May 6, 2022, the Company fully paid off the outstanding balance of advances under the revolving credit facility, and the carrying value as of June 30, 2022 was zero.

The carrying value as of December 31, 2021 was $17.5 million, which was recorded in “Long-term debt” on the condensed consolidated balance sheet and approximated its fair value as the interest rate is variable and approximates prevailing market interest rates for similar debt arrangements. The fair value of debt was estimated using primarily level 2 inputs including quoted market prices or discounted cash flow analyses, based on estimated incremental borrowing rates for similar types of borrowing arrangements.

PPP Loan

On April 14, 2020, the Company received proceeds from a Paycheck Protection Program Loan (the “PPP Loan”) in the amount of approximately $6.0 million from PNC Bank, as lender, pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The PPP Loan, which was evidenced by a note dated April 11, 2020, bore interest at an annual rate of 1.0% and matured on April 11, 2022. No interest or principal was due during the first fifteen months after April 11, 2020, although interest continued to accrue over this fifteen-month deferral period.

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

Proceeds from loans granted under the CARES Act were to be used for payroll, costs to continue employee group health care benefits, rent, utilities and certain other qualified costs (collectively, “qualifying expenses”). The Company used the PPP Loan proceeds for qualifying expenses. In June 2021, the Company received notice of forgiveness of the PPP Loan in whole, including all accrued unpaid interest. The Company recorded the forgiveness of approximately $6.0 million of principal and $0.1 million of accrued interest in “Gain on extinguishment of debt” in the condensed consolidated statements of operations for the three and six months ended June 30, 2021.

9. Stock-Based Compensation

In connection with the IPO, which occurred on February 12, 2021, the Phantom Unit Plan was replaced by the LTIP. On February 12, 2021, 6.2 million restricted stock units (“RSUs”) were granted under the LTIP. The Company is authorized to grant RSUs, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance stock awards under its LTIP. As of June 30, 2022, the Company had only granted RSUs and nonqualified stock options under the LTIP. Under the LTIP, 3.7 million shares remained available for grant as of June 30, 2022.

Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Platform operations	$1,303	$5,540	$2,389	$8,701
Sales and marketing	2,426	11,914	4,605	18,727
Technology and development	1,425	5,029	2,594	7,968
General and administrative	2,614	7,203	4,556	11,381
Total	$7,768	$29,686	$14,144	$46,777

RSUs

The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2021	3,033	$24.29
Granted	2,284	6.16
Vested	(342)	25.02
Canceled/forfeited	(117)	23.92
RSUs outstanding as of March 31, 2022	4,858	15.72
Granted	365	6.07
Vested	(322)	24.69
Canceled/forfeited	(120)	13.64
RSUs outstanding as of June 30, 2022	4,781	14.43

As of June 30, 2022, the Company had unrecognized stock-based compensation relating to RSUs of approximately $60.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

Nonqualified Stock Options

The following summarizes nonqualified stock option activity:
	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	220	$15.88	9.7	$20
Granted	3,565	6.09
Exercised	—	—
Canceled	(14)	12.02
Expired	—	—
Outstanding as of March 31, 2022	3,771	6.64	9.9	1,891
Granted	216	6.16
Exercised	—	—
Canceled	(89)	7.88
Expired	—	—
Outstanding as of June 30, 2022	3,898	6.58	9.7	—

Vested and exercisable	16	26.10	8.9	—

The weighted-average grant date fair value of the nonqualified stock options granted during the three and six months ended June 30, 2022 was $3.59 and $3.55, respectively. The Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $13.6 million, which is expected to be recognized over a weighted-average period of 3.7 years, as of June 30, 2022.

The following table presents the assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options for the three and six months ended June 30, 2022 and 2021.
	Three and Six Months Ended June 30,	Three and Six Months Ended June 30,
	2022	2021
Risk free interest rate	1.4% - 2.0%	1.2%
Expected volatility	61.5% - 62.7%	61.1%
Expected term (in years)	5.9 - 6.0	5.9
Expected dividend yield	0.0%	0.0%

Risk-Free Interest Rate. The Company bases the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury securities with maturities similar to those of the expected term of the award being valued.

Expected Volatility. Due to the limited trading history of the Company’s Class A common stock, the expected volatility assumption is based on volatilities of a peer group of similar companies whose share prices are publicly available. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s own stock price becomes available.

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

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

Issuance of Shares

Upon vesting of shares under the LTIP, we will issue treasury stock. If treasury stock is not available, Class A common stock will be issued.

10. Income Taxes and Tax Receivable Agreement

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset in the current and prior-year periods, as well as a pass-through permanent difference related to the forgiveness of the PPP Loan in the prior-year periods. The Company did not recognize an income tax benefit (expense) on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 76.8% due to the full valuation allowance against its deferred tax assets, resulting in an effective tax rate of 0.0% for each of the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize our deferred tax assets including the difference in our tax basis in excess of the financial reporting value for our investment in Viant Technology LLC. Consequently, we have established a full valuation allowance against our deferred tax assets as of June 30, 2022. In the event that management subsequently determines that it is MLTN that we will realize our deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company has concluded based on applicable accounting standards and the weight of all available evidence, that it was MLTN that its deferred tax assets subject to the Tax Receivable Agreement (“TRA”) would not be realized as of June 30, 2022. Therefore, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of such deferred tax assets after concluding it was not probable that such TRA liability would be paid based on its estimates of future taxable income. As of the June 30, 2022, the total unrecorded TRA liability is approximately $10.3 million. If utilization of the deferred tax assets subject to the TRA becomes MLTN in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

11. Loss Per Share

For the three and six months ended June 30, 2022 and 2021, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(14,092)	$(18,095)	$(27,655)	$(32,966)
Less: Net loss attributable to noncontrolling interests	(10,691)	(14,440)	(21,062)	(26,206)
Net loss attributable to Viant Technology Inc.	$(3,401)	$(3,655)	$(6,593)	$(6,760)
Denominator
Weighted-average shares of Class A common stock outstanding—basic and diluted	14,114	11,500	13,962	11,500

Loss per share of Class A common stock—basic	$(0.24)	$(0.32)	$(0.47)	$(0.59)
Loss per share of Class A common stock—diluted	$(0.24)	$(0.32)	$(0.47)	$(0.59)

Anti-dilutive shares excluded from loss per share of Class A common stock—diluted:
Restricted stock units	4,781	6,184	4,781	6,184
Nonqualified stock options	3,898	67	3,898	67
Shares of Class B common stock	47,082	47,436	47,082	47,436
Total shares excluded from loss per share of Class A common stock—diluted	55,761	53,687	55,761	53,687

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

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

The following table summarizes the ownership of Viant Technology LLC:

	As of June 30, 2022		As of December 31, 2021
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	14,253,800	23.2%	13,704,638	22.5%
Noncontrolling interests	47,082,260	76.8%	47,107,130	77.5%
Total	61,336,060	100.0%	60,811,768	100.0%

During the six months ended June 30, 2022, noncontrolling interests exchanged 24,870 Class B units of Viant Technology LLC for 24,870 shares of the Company’s Class A common stock, which also resulted in the cancellation of 24,870 shares of the Company’s Class B common stock that was previously held by noncontrolling interests with no additional consideration provided. There were no exchanges of Class B units of Viant Technology LLC for shares of the Company’s Class A common stock during the three months ended June 30, 2022.

The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated. The effect of changes has not been presented for the prior-year three- and six-month periods as there were no changes in ownership interest from the date of the IPO through June 30, 2021.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net loss attributable to Viant Technology Inc.	$(3,401)	$(6,593)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(5,455)	(9,731)
Net decrease in equity of Viant Technology Inc. due to equity interest transactions with noncontrolling interests	$(8,856)	$(16,324)

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

13. Commitments and Contingencies

As of June 30, 2022, the Company had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.

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

Guarantees and Indemnities

The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of June 30, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(unaudited; tabular dollars in thousands, except for percentages and per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the sufficiency of our cash and cash provided by sales of our products and services to meet our liquidity needs, the impact of the ongoing COVID-19 pandemic on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, capital expenditures, sales and marketing initiatives and competition.

In some cases, you can identify forward-looking statements by words such as “may,” “will,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance. All of our forward-looking statements are subject to a number of risks, uncertainties and other factors, including but not limited to our ability to add new customers, our ability to realize the expected benefits of an industry shift away from cookie-based consumer tracking, the ongoing impact of the COVID-19 pandemic, the development of the market for programmatic advertising, our access to advertising inventory and people-based data, and changes in the technology industry. This is not a complete list of factors or events that could cause actual results to differ from our expectations and we cannot predict all of them. All written and oral forward-looking statements attributable to us are qualified in their entirety by the cautionary statements disclosed under the section titled “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2021, as such disclosures may be amended, supplemented or superseded from time to time by other reports filed with the SEC. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

We generate revenue by charging platform fees and service fees pursuant to agreements that enable a wide variety of marketers and their agencies to select the mix of pricing and service options that suits their unique business and advertising budget.

These options consist of a percentage of spend pricing option, a monthly subscription pricing option, and a fixed CPM pricing option. Customers who prefer to use our platform on a self-service basis to execute their advertising campaigns enter into master service agreements (“MSAs”) with us, and we generate revenue under these arrangements by charging a platform fee that is either a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

percentage of spend or a flat monthly subscription fee. Customers who prefer to use our fixed CPM pricing option enter into insertion order (“IO”) arrangements with us, and we generate revenue by charging these customers a platform fee at a price for every 1,000 impressions an ad receives. We also offer different service options to our customers accessing our platform under an MSA or an IO to enable them to use our services to aid them in data management, media execution and advanced reporting. When customers utilize our services, we generate revenue by charging a service fee separate from the platform fee consisting of (1) a fee that represents a percentage of spend; (2) a flat monthly fee covering services in connection with data management and advanced reporting; or (3) a fixed CPM that is inclusive of media, other direct costs and services.

We believe that offering a mix of pricing and service options provides greater flexibility and access to our platform for marketers and their advertising agencies seeking to plan, buy, and measure programmatic campaigns. Some of our pricing and service options are relatively new to the market and are not yet material to our business from a financial perspective.

Our financial results for the three months ended June 30, 2022 and 2021, respectively, include:

•	Revenue of $51.2 million and $50.4 million, representing an increase of 1.6%;
•	Gross profit of $20.3 million and $18.7 million, representing an increase of 8.3%;
•	Contribution ex-TAC* of $31.7 million and $32.2 million, representing a decrease of 1.4%;
•	Net loss of $14.1 million and $18.1 million, representing a net improvement of 22.1%;
•	Non-GAAP net income (loss)* of $(5.9) million and $5.2 million, representing a decrease of 213.5%; and
•	Adjusted EBITDA* of $(3.1) million and $8.3 million, representing a decrease of 136.9%.

Our financial results for the six months ended June 30, 2022 and 2021, respectively, include:

•	Revenue of $93.8 million and $90.6 million, representing an increase of 3.6%;
•	Gross profit of $36.7 million and $34.5 million, representing an increase of 6.3%;
•	Contribution ex-TAC* of $59.3 million and $58.9 million, representing an increase of 0.6%;
•	Net loss of $27.7 million and $33.0 million, representing a net improvement of 16.1%;
•	Non-GAAP net income (loss)* of $(12.7) million and $7.4 million, representing a decrease of 272.1%; and
•	Adjusted EBITDA* of $(7.0) million and $13.2 million, representing a decrease of 152.6%.

* Contribution ex-TAC, non-GAAP net income (loss) and adjusted EBITDA are non-GAAP financial measures. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC, non-GAAP net income (loss) and adjusted EBITDA to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

Factors Affecting Our Performance

Attract, Retain and Grow our Customer Base

Our recent growth has been driven by expanding the usage of our platform by our existing customers as well as adding new customers. We believe that our customers value our solutions as our number of active customers for the twelve months ended June 30, 2022 was 336, increasing by 48 active customers, or 16.7%, from the twelve months ended June 30, 2021. We further evaluate our customer’s usage of our platform and assess our market penetration and scale based on the percentage change in advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee we charge clients. Advertiser spend increased 31.9% for the three months ended June 30, 2022 from the three months ended June 30, 2021 and 37.1% for the six months ended June 30, 2022 from the six months ended June 30, 2021. The percentage change in advertiser spend is a key measure used by our management and our board of directors to evaluate the demand for our products and to assess whether we are increasing market share. Our management uses this key metric to develop short- and long-term operational plans and make strategic decisions regarding future enhancements to our software. We believe the percentage change in advertiser spend across our platform is a useful metric for investors because it allows investors to evaluate our operational performance in the same manner as our management and board of directors. For a detailed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

discussion of our key operating measures including the definition of active customers, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

We continue to add functionality to our software to encourage our customers to increase their usage of our platform. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across channels, we believe that we are well positioned to capture more of our customers’ programmatic budgets. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP, Adelphic, and highlight the advantages of our people-based framework as cookie-based options become increasingly limited. As a result, future revenue growth depends upon our ability to retain our existing customers and increase their usage of our platform as well as add new customers.

Investment in Growth

We believe that the advertising market is in the early stages of a shift toward programmatic advertising. We plan to invest for long-term growth. We anticipate that our operating expenses will continue to increase in the foreseeable future as we invest in platform operations, technology and development to enhance our product capabilities including identity resolution and the integration of new advertising channels, and in sales and marketing to acquire new customers and increase our customers’ usage of our platform. We believe that these investments will contribute to our long-term growth, although they may have a negative impact on our profitability in the near-term.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

Results of Operations

The following tables present our condensed consolidated results of operations, our condensed consolidated results of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Statements of Operations Data:
Revenue	$51,200	$50,411	$93,829	$90,555
Operating expenses(1):
Platform operations	30,950	31,715	57,144	56,059
Sales and marketing	17,286	20,553	31,042	34,738
Technology and development	5,011	8,031	10,014	13,931
General and administrative	11,725	14,075	22,808	24,495
Total operating expenses	64,972	74,374	121,008	129,223
Loss from operations	(13,772)	(23,963)	(27,179)	(38,668)
Total other expense (income), net	320	(5,868)	476	(5,702)
Net loss	(14,092)	(18,095)	(27,655)	(32,966)
Less: Net loss attributable to noncontrolling interests	(10,691)	(14,440)	(21,062)	(26,206)
Net loss attributable to Viant Technology Inc.	$(3,401)	$(3,655)	$(6,593)	$(6,760)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	60%	63%	61%	62%
Sales and marketing	34%	41%	33%	38%
Technology and development	10%	16%	11%	15%
General and administrative	23%	28%	24%	27%
Total operating expenses	127%	148%	129%	143%
Loss from operations	(27)%	(48)%	(29)%	(43)%
Total other expense (income), net	1%	(12)%	1%	(6)%
Net loss	(28)%	(36)%	(29)%	(36)%
Less: Net loss attributable to noncontrolling interests	(21)%	(29)%	(22)%	(29)%
Net loss attributable to Viant Technology Inc.	(7)%	(7)%	(7)%	(7)%

*Percentages may not sum due to rounding

(1)	Stock-based compensation, depreciation, and amortization included in operating expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-Based Compensation:
Platform operations	$1,303	$5,540	$2,389	$8,701
Sales and marketing	2,426	11,914	4,605	18,727
Technology and development	1,425	5,029	2,594	7,968
General and administrative	2,614	7,203	4,556	11,381
Total stock-based compensation	$7,768	$29,686	$14,144	$46,777

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation:
Platform operations	$2,573	$1,766	$4,709	$3,344
Sales and marketing	—	—	—	—
Technology and development	223	383	818	763
General and administrative	153	168	289	330
Total depreciation	$2,949	$2,317	$5,816	$4,437

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization:
Platform operations	$175	$175	$350	$350
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	102	132	214	264
Total amortization	$277	$307	$564	$614

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%
Revenue	$51,200	$50,411	$789	2%

Revenue increased by $0.8 million, or 2%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Our revenue growth was due to a 24% increase in revenue from the prior-year period from certain marketers in industry verticals other than automotive and consumer products. This increase in revenue was partially offset by the impact of certain marketers in the automotive and consumer products industry verticals decreasing or pausing their advertising spend due to the ongoing adverse effects of the COVID-19 pandemic and the impact of inflation, rising interest rates, the tightening of credit markets and other adverse macroeconomic and geopolitical developments potentially indicative of an economic slowdown or recession. This resulted in revenue decreasing across these industry verticals by a combined 41% from the prior-year period. Despite the uncertainty that comes with such an environment, we have continued to experience increased demand for our people-based advertising products and services, as evidenced by the continued growth of several of our industry verticals, including retail, and an increase in our active customers to 336 for the twelve months ended June 30, 2022 compared to 288 for the twelve months ended June 30, 2021. Additionally, approximately 85% of our revenue for the three months ended June 30, 2022 came from customers that had been customers in the three months ended June 30, 2021.

Operating Expenses

Platform Operations

	Three Months Ended June 30,		Change
	2022	2021	$	%
Traffic acquisition costs	$19,465	$18,212	$1,253	7%
Other platform operations	11,485	13,503	(2,018)	(15)%
Total platform operations	$30,950	$31,715	$(765)	(2)%
Platform operations as a percentage of revenue	60%	63%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

Platform operations expense decreased by $0.8 million, or 2%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Traffic acquisition costs (“TAC”) are amounts incurred and payable to suppliers for the cost of advertising media, third-party data and other add-on features related to our fixed CPM pricing option and certain arrangements in our percentage of spend pricing option. The change in platform operations expense for the second quarter of 2022 was primarily driven by a decrease in other platform operations expense due to a decline of $4.2 million in stock-based compensation expense related to our 2021 Long-Term Incentive Plan (the “LTIP”). This decrease was the result of RSUs granted in connection with our initial public offering in February 2021 (the “IPO”), a portion of which became fully vested during the previous year. This decrease was partially offset by a $1.3 million increase in TAC, a variable function of revenue, a $1.0 million increase in cloud costs due to continued enhancements to our cloud infrastructure, a $0.8 million increase in depreciation, and a $0.4 million increase in third-party costs in support of our Adelphic platform.

Sales and Marketing

	Three Months Ended June 30,		Change
	2022	2021	$	%
Sales and marketing	$17,286	$20,553	$(3,267)	(16)%
Percentage of revenue	34%	41%

Sales and marketing expense decreased by $3.3 million, or 16%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily due to a $9.5 million decrease in stock-based compensation, partially offset by a $2.5 million increase in personnel costs due to increased sales and marketing headcount, a $2.5 million increase in advertising expense, and a $0.9 million increase in travel and entertainment expenses.

Technology and Development

	Three Months Ended June 30,		Change
	2022	2021	$	%
Technology and development	$5,011	$8,031	$(3,020)	(38)%
Percentage of revenue	10%	16%

Technology and development expense decreased by $3.0 million, or 38%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily attributable to a $3.6 million decrease in stock-based compensation, which was partially offset by an increase of $0.5 million in cloud infrastructure costs and an increase of $0.2 million in depreciation.

General and Administrative

	Three Months Ended June 30,		Change
	2022	2021	$	%
General and administrative	$11,725	$14,075	$(2,350)	(17)%
Percentage of revenue	23%	28%

General and administrative expense decreased by $2.4 million, or 17%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily attributable to a $4.6 million decrease in stock-based compensation, partially offset by a $0.9 million increase in insurance, legal, and consulting expenses associated with general corporate and compliance matters, a $0.8 million increase in travel and entertainment expenses, and a $0.4 million increase in personnel costs due to increase in headcount.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

Total Other Expense (Income), Net

	Three Months Ended June 30,		Change
	2022	2021	$	%
Total other expense (income), net	$320	$(5,868)	$6,188	105%
Percentage of revenue	1%	(12)%

Total other expense (income), net increased by $6.2 million, or 105%, during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily due to a $6.1 million gain on extinguishment of debt in the prior-year quarter. The gain resulted from the forgiveness of our Paycheck Protection Program Loan (the “PPP Loan”) and related accrued interest. There was no comparable gain during the three months ended June 30, 2022. For additional information regarding forgiveness of our PPP Loan, see Note 8—Revolving Credit Facility and PPP Loan to our condensed consolidated financial statements.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%
Revenue	$93,829	$90,555	$3,274	4%

Revenue increased by $3.3 million, or 4%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our revenue growth was due to a 28% increase in revenue from the prior-year period from certain marketers in industry verticals other than automotive and consumer products. This increase in revenue was partially offset by the impact of certain marketers in the automotive and consumer products industry verticals decreasing or pausing their advertising spend due to the ongoing adverse effects of the COVID-19 pandemic and the impact of inflation, rising interest rates, the tightening of credit markets and other adverse macroeconomic and geopolitical developments potentially indicative of an economic slowdown or recession. This resulted in revenue decreasing across these industry verticals by approximately 39% from the prior-year period. Additionally, approximately 88% of our revenue for the six months ended June 30, 2022 came from customers that had been customers in the six months ended June 30, 2021.

Operating Expenses

Platform Operations

	Six Months Ended June 30,		Change
	2022	2021	$	%
Traffic acquisition costs	$34,550	$31,615	$2,935	9%
Other platform operations	22,594	24,444	(1,850)	(8)%
Total platform operations	$57,144	$56,059	$1,085	2%
Platform operations as a percentage of revenue	61%	62%

Platform operations expense increased by $1.1 million, or 2%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by a $2.9 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option, a $1.9 million increase in cloud costs due to continued enhancements to our cloud infrastructure, a $1.4 million increase in depreciation, and a $1.2 million increase in third-party costs in support of our Adelphic platform, partially offset by a $6.3 million decrease in stock-based compensation expense related to the LTIP due to the RSUs that were granted in connection with the IPO, a portion of which became fully vested during the previous year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

Sales and Marketing

	Six Months Ended June 30,		Change
	2022	2021	$	%
Sales and marketing	$31,042	$34,738	$(3,696)	(11)%
Percentage of revenue	33%	38%

Sales and marketing expense decreased by $3.7 million, or 11%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily due to a $14.1 million decrease in stock-based compensation related to the LTIP, partially offset by a $5.5 million increase in personnel costs as a result of increased sales and marketing headcount, a $3.0 million increase in advertising expense, a $1.3 million increase in travel and entertainment expenses, a $0.3 million increase in facilities expense, and a $0.2 million increase in software license expenses.

Technology and Development

	Six Months Ended June 30,		Change
	2022	2021	$	%
Technology and development	$10,014	$13,931	$(3,917)	(28)%
Percentage of revenue	11%	15%

Technology and development expense decreased by $3.9 million, or 28%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily attributable to a $5.4 million decrease in stock-based compensation related to the LTIP, partially offset by a $0.6 million increase in cloud infrastructure costs, a $0.5 million increase in personnel costs as a result of an increase in headcount to support our continued investment in developed technology, a $0.1 million increase in facilities expense, and a $0.1 million increase in depreciation.

General and Administrative

	Six Months Ended June 30,		Change
	2022	2021	$	%
General and administrative	$22,808	$24,495	$(1,687)	(7)%
Percentage of revenue	24%	27%

General and administrative expense decreased by $1.7 million, or 7%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily attributable to a $6.8 million decrease in stock-based compensation related to the LTIP, partially offset by a $1.5 million increase in business insurance and tax, legal, and consulting expenses associated with general corporate and compliance matters, a $1.5 million increase in personnel costs due to increase in headcount, a $0.8 million increase in travel and entertainment expenses, a $0.7 million increase in recruiting expenses, and a $0.1 million increase in facilities expense.

Total Other Expense (Income), Net

	Six Months Ended June 30,		Change
	2022	2021	$	%
Total other expense (income), net	$476	$(5,702)	$6,178	108%
Percentage of revenue	1%	(6)%

Total other expense (income), net increased by $6.2 million, or 108%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to a $6.1 million gain on debt extinguishment in the prior-year quarter as a result of the forgiveness of our PPP Loan and related accrued interest. For additional information regarding forgiveness of our PPP Loan, see Note 8—Revolving Credit Facility and PPP Loan to our condensed consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

Key Operating and Financial Performance Measures

Use of Non-GAAP Financial Measures

We monitor certain non-GAAP financial measures to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. We believe these measures enhance an overall understanding of our performance and investors’ ability to review our business from the same perspective as management and facilitate comparisons of this period’s results with prior periods on a consistent basis by excluding items that management does not believe are indicative of our ongoing operating performance. These non-GAAP financial measures include contribution ex-TAC, average contribution ex-TAC per active customer, adjusted EBITDA, adjusted EBITDA as a percentage of contribution ex-TAC, non-GAAP net income (loss), non-GAAP earnings (loss) per share of Class A common stock—basic and diluted, and non-GAAP operating expenses, each of which are discussed immediately following the table below, along with the operational performance measure of active customers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures which are not prepared in accordance with GAAP, as they may be different from non-GAAP financial measures used by other companies and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change (%)	2022	2021	Change (%)
Operating and Financial Performance Measures
Gross profit	$20,250	$18,696	8%	$36,685	$34,496	6%
Contribution ex-TAC	$31,735	$32,199	(1)%	$59,279	$58,940	1%
Net loss	$(14,092)	$(18,095)	22%	$(27,655)	$(32,966)	16%
Adjusted EBITDA	$(3,077)	$8,346	(137)%	$(6,958)	$13,228	(153)%
Net loss as a percentage of gross profit	(70)%	(97)%	28%	(75)%	(96)%	21%
Adjusted EBITDA as a percentage of contribution ex-TAC	(10)%	26%	(137)%	(12)%	22%	(152)%
Non-GAAP net income (loss)	$(5,934)	$5,231	(213)%	$(12,702)	$7,385	(272)%
Total operating expenses	$64,972	$74,374	(13)%	$121,008	$129,223	(6)%
Non-GAAP operating expenses	$34,812	$23,853	46%	$66,237	$45,712	45%
Loss per share—basic	$(0.24)	$(0.32)	25%	$(0.47)	$(0.59)	20%
Loss per share—diluted	$(0.24)	$(0.32)	25%	$(0.47)	$(0.59)	20%
Non-GAAP earnings (loss) per share—basic	$(0.08)	$0.07	(214)%	$(0.18)	$0.09	(300)%
Non-GAAP earnings (loss) per share—diluted	$(0.08)	$0.06	(233)%	$(0.18)	$0.08	(325)%
Active customers	336	288	17%	336	288	17%
Average gross profit per active customer	$289	$295	(2)%	$289	$295	(2)%
Average contribution ex-TAC per active customer	$422	$438	(4)%	$422	$438	(4)%

Contribution ex-TAC

Contribution ex-TAC is a non-GAAP financial measure. Gross profit is the most comparable GAAP financial measure, which is calculated as revenue less platform operations expense. In calculating contribution ex-TAC, we add back other platform operations expense to gross profit. Contribution ex-TAC is a key profitability measure used by our management and board of directors to understand and evaluate our operating performance and trends, develop short- and long-term operational plans and make strategic decisions regarding the allocation of capital. In particular, we believe that contribution ex-TAC can provide a measure of period-to-period comparisons for all pricing options within our business. Accordingly, we believe that this measure provides information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows. For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Average contribution ex-TAC per active customer.”

Active customers

We define an active customer as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. For purposes of this definition, a customer that operates under any of our pricing options that equals or exceeds the aforementioned contribution ex-TAC threshold is considered an active customer. Active customers is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, develop short- and long-term operational plans and make strategic decisions regarding future enhancements to our software. We believe active customers is a useful metric for investors because it allows investors to evaluate the Company’s operational performance in the same manner as our management and board of directors. Active customers is an operational metric calculated using contribution ex-TAC, a non-GAAP financial measure. For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Average contribution ex-TAC per active customer.”

Average contribution ex-TAC per active customer

We define average contribution ex-TAC per active customer as contribution ex-TAC for the trailing 12-month period presented divided by active customers. Average gross profit per active customer is the most comparable GAAP measure, which we define as gross profit for the trailing 12-month period presented divided by active customers. We believe that the total number of active customers and average contribution ex-TAC per active customer are measures of our ability to increase profitability and the effectiveness of our sales force, although we expect these measures to fluctuate based on the seasonality in our business. Customers that generated less than $5,000 in contribution ex-TAC in the trailing 12-month period were not material in the aggregate in any period.

The following table presents the calculation of gross profit, the reconciliation of gross profit to contribution ex-TAC, average gross profit per active customer and average contribution ex-TAC per active customer for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$51,200	$50,411	$93,829	$90,555
Less: Platform operations	(30,950)	(31,715)	(57,144)	(56,059)
Gross profit	20,250	18,696	36,685	34,496
Add back: Other platform operations	11,485	13,503	22,594	24,444
Contribution ex-TAC	$31,735	$32,199	$59,279	$58,940

Active customers	336	288	336	288
Average gross profit per active customer	$289	$295	$289	$295
Average contribution ex-TAC per active customer	$422	$438	$422	$438

Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest expense, net, income tax benefit (expense), depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Net income (loss) is the most comparable GAAP financial measure. Adjusted EBITDA as a percentage of contribution ex-TAC is a non-GAAP financial measure we calculate by dividing adjusted EBITDA by contribution ex-TAC for the period or periods presented.

Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC are used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating adjusted EBITDA can provide a measure for period-to-period comparisons of our business. Adjusted EBITDA as a percentage of contribution ex-TAC, a non-GAAP financial measure, is used by our management and board of directors to evaluate adjusted EBITDA relative to our profitability after costs that are directly variable to revenues, which comprise TAC. Accordingly, we believe

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

that adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC provide information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC has limitations as an analytical tool, and you should not consider these measures in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these potential limitations include:

•

other companies, including companies in our industry that have similar business arrangements, may report adjusted EBITDA or adjusted EBITDA as a percentage of contribution ex-TAC, or similarly titled measures, but calculate them differently, which reduces their usefulness as comparative measures;

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

The following table presents a reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(14,092)	$(18,095)	$(27,655)	$(32,966)
Add back:
Interest expense, net	21	241	173	476
Depreciation and amortization	3,226	2,624	6,380	5,051
Stock-based compensation	7,768	29,686	14,144	46,777
Less:
Gain on extinguishment of debt	—	(6,110)	—	(6,110)
Adjusted EBITDA	$(3,077)	$8,346	$(6,958)	$13,228

The following table presents the calculation of net loss as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross profit	$20,250	$18,696	$36,685	$34,496
Net loss	$(14,092)	$(18,095)	$(27,655)	$(32,966)
Net loss as a percentage of gross profit	(70)%	(97)%	(75)%	(96)%
Contribution ex-TAC(1)	$31,735	$32,199	$59,279	$58,940
Adjusted EBITDA	$(3,077)	$8,346	$(6,958)	$13,228
Adjusted EBITDA as a percentage of contribution ex-TAC	(10)%	26%	(12)%	22%

(1)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Average contribution ex-TAC per active customer.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

Non-GAAP net income (loss)

Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss) adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Net income (loss) is the most comparable GAAP financial measure. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation, gain on debt extinguishment, and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

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

The following table presents a reconciliation of net loss to non-GAAP net income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(14,092)	$(18,095)	$(27,655)	$(32,966)
Add back: Stock-based compensation	7,768	29,686	14,144	46,777
Less: Gain on extinguishment of debt	—	(6,110)	—	(6,110)
Income tax benefit (expense) related to Viant Technology Inc.’s share of adjustments(1)	390	(250)	809	(316)
Non-GAAP net income (loss)	$(5,934)	$5,231	$(12,702)	$7,385

(1)The estimated income tax effect of our share of non-GAAP reconciling items are calculated using an assumed blended tax rate of 25%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.

Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted

Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is a non-GAAP financial measure defined by us as earnings (loss) per share of Class A common stock—basic and diluted, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Earnings (loss) per share of Class A common stock—basic and diluted is the most comparable GAAP financial measure. Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation, gain on extinguishment of debt and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share of Class A common stock—basic and diluted provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

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

Basic non-GAAP earnings (loss) per share of Class A common stock is calculated by dividing the non-GAAP net income (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding. Shares of our Class B common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate presentation of basic and diluted non-GAAP earnings (loss) of Class B common stock under the two-class method has not been presented.

Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of common shares such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the three and six months ended June 30, 2022, Class B common stock and nonqualified stock options amounts have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(14,092)	$—	$(14,092)	$(18,095)	$—	$(18,095)
Adjustments:
Add back: Stock-based compensation	—	7,768	7,768	—	29,686	29,686
Less: Gain on extinguishment of debt	—	—	—	—	(6,110)	(6,110)
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments(1)	—	390	390	—	(250)	(250)
Non-GAAP net income (loss)	(14,092)	8,158	(5,934)	(18,095)	23,326	5,231
Less: Net income (loss) attributable to noncontrolling interests(2)	(10,691)	5,952	(4,739)	(14,440)	18,899	4,459
Net income (loss) attributable to Viant Technology Inc.—basic	(3,401)	2,206	(1,195)	(3,655)	4,427	772
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	—	—	—	178	178
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock(1)	—	—	—	—	(43)	(43)
Net income (loss) attributable to Viant Technology Inc.—diluted	$(3,401)	$2,206	$(1,195)	$(3,655)	$4,562	$907
Denominator
Weighted-average shares of Class A common stock outstanding—basic	14,114	—	14,114	11,500	—	11,500
Effect of dilutive securities:
Restricted stock units	—	—	—	—	2,521	2,521
Nonqualified stock options	—	—	—	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	14,114	—	14,114	11,500	2,521	14,021

Earnings (loss) per share of Class A common stock—basic	$(0.24)	$0.16	$(0.08)	$(0.32)	$0.39	$0.07
Earnings (loss) per share of Class A common stock—diluted	$(0.24)	$0.16	$(0.08)	$(0.32)	$0.38	$0.06

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units			4,781			—
Nonqualified stock options			3,898			67
Shares of Class B common stock			47,082			47,436
Total shares excluded from earnings (loss) per share of Class A common stock—diluted			55,761			47,503

(1)The estimated income tax effect of our share of non-GAAP reconciling items are calculated using an assumed blended tax rate of 25%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

(2)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation attributed to the noncontrolling interest of our company outstanding during the period.

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(27,655)	$—	$(27,655)	$(32,966)	$—	$(32,966)
Adjustments:
Add back: Stock-based compensation	—	14,144	14,144	—	46,777	46,777
Less: Gain on extinguishment of debt	—	—	—	—	(6,110)	(6,110)
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments(1)	—	809	809	—	(316)	(316)
Non-GAAP net income (loss)	(27,655)	14,953	(12,702)	(32,966)	40,351	7,385
Less: Net income (loss) attributable to noncontrolling interests(2)	(21,062)	10,838	(10,224)	(26,206)	32,612	6,406
Net income (loss) attributable to Viant Technology Inc.—basic	(6,593)	4,115	(2,478)	(6,760)	7,739	979
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	—	—	—	250	250
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock(1)	—	—	—	—	(61)	(61)
Net income (loss) attributable to Viant Technology Inc.—diluted	$(6,593)	$4,115	$(2,478)	$(6,760)	$7,928	$1,168
Denominator
Weighted-average shares of Class A common stock outstanding—basic	13,962	—	13,962	11,500	—	11,500
Effect of dilutive securities:
Restricted stock units	—	—	—	—	2,919	2,919
Nonqualified stock options	—	—	—	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	13,962	—	13,962	11,500	2,919	14,419

Earnings (loss) per share of Class A common stock—basic	$(0.47)	$0.29	$(0.18)	$(0.59)	$0.68	$0.09
Earnings (loss) per share of Class A common stock—diluted	$(0.47)	$0.29	$(0.18)	$(0.59)	$0.67	$0.08

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units			4,781			—
Nonqualified stock options			3,898			67
Shares of Class B common stock			47,082			47,436
Total shares excluded from earnings (loss) per share of Class A common stock—diluted			55,761			47,503
(1)The estimated income tax effect of our share of non-GAAP reconciling items are calculated using an assumed blended tax rate of 25%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

(2)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation attributed to the noncontrolling interest of our company outstanding during the period.

Non-GAAP Operating Expenses

Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense (income), net less TAC, stock-based compensation, depreciation, amortization, and certain other items that are not related to our core operations, such as restructuring charges, and transaction expenses. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our quarterly and annual business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of depreciation, amortization, stock-based compensation, TAC and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our discretionary costs and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.

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

The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Platform operations	$30,950	$31,715	$57,144	$56,059
Sales and marketing	17,286	20,553	31,042	34,738
Technology and development	5,011	8,031	10,014	13,931
General and administrative	11,725	14,075	22,808	24,495
Total operating expenses	64,972	74,374	121,008	129,223
Add:
Other expense (income), net	299	1	303	(68)
Less:
Traffic acquisition costs	(19,465)	(18,212)	(34,550)	(31,615)
Stock-based compensation	(7,768)	(29,686)	(14,144)	(46,777)
Depreciation and amortization	(3,226)	(2,624)	(6,380)	(5,051)
Non-GAAP operating expenses	$34,812	$23,853	$66,237	$45,712

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $207.2 million and working capital, consisting of current assets less current liabilities, of $232.9 million, compared to cash of $238.5 million and working capital of $269.1 million as of December 31, 2021.

Our primary sources of cash are revenues derived from the programmatic purchase of advertising on our platform and our existing cash balances, although we have, and may in the future, address our liquidity needs by utilizing our borrowing capacity under our asset-based revolving credit and security agreement (the “Loan Agreement”) we entered into with PNC Bank, National Association (“PNC Bank”) on October 31, 2019 or raising additional funds by issuing equity.

Our primary uses of cash are capital expenditures to develop our software in support of enhancing our technology platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; the payment of debt obligations used to finance our operations, capital expenditures, platform development and rapid growth; and future minimum payments under our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

non-cancelable operating leases. We intend to continue investing in critical areas of our business in 2022 to further accelerate demand for our product and growth across the platform.

We assess our liquidity in terms of our ability to generate cash sufficient to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We believe our existing cash, cash flow from revenues derived from the programmatic purchase of advertising on our platform, and the undrawn availability under our revolving credit facility from the Loan Agreement will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash, cash flow from operations, the undrawn availability under our credit facility and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate positive cash flows through programmatic advertising purchases on our platform, our ability to access the capital markets, and other factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of June 30, 2022, our material cash requirements from known contractual obligations consisted of future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $1.0 million for the remainder of 2022, $3.7 million in 2023, $3.1 million in 2024, $3.0 million in 2025 and $3.0 million in 2026.

We did not have any off-balance sheet arrangements as of June 30, 2022 other than the indemnification agreements described in Note 13—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Revolving Credit Facility

Our Loan Agreement with PNC Bank provides us with access to a $40.0 million senior secured revolving credit facility through October 31, 2024 and is collateralized by security interests in substantially all of our assets. As of June 30, 2022, there was no outstanding balance and $40.0 million of undrawn availability under the Loan Agreement. As of December 31, 2021, we had a balance of $17.5 million of outstanding borrowings and $22.5 million of undrawn availability under the Loan Agreement.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us not to exceed a maximum leverage ratio. As of June 30, 2022, we were in compliance with this covenant, and we do not believe this covenant or any other provision in the Loan Agreement will impact our credit or cash in the next 12 months or restrict our ability to execute on our business plan beyond 12 months.

For further discussion of our Loan Agreement with PNC Bank, refer to Note 8—Revolving Credit Facility and PPP Loan to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Consolidated Statements of Cash Flows Data
Cash flows provided by (used in) operating activities	$(8,519)	$23,571
Cash flows used in investing activities	(4,338)	(4,016)
Cash flows provided by (used in) financing activities	(18,375)	223,087
Increase (decrease) in cash	$(31,232)	$242,642

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

Cash Flows Provided by (Used In) Operating Activities

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

Our cash flows used in operating activities for the six months ended June 30, 2022 was $8.5 million, a net decrease of $32.1 million, or 136%, from cash flows provided by operating activities for the six months ended June 30, 2021 of $23.6 million. The change in cash flows for the period were primarily due to:

•	a decrease of $27.7 million from net loss;
•

an increase of $22.2 million due to noncash add back adjustments to net loss primarily comprised of $14.1 million for stock-based compensation, $6.4 million for depreciation and amortization, and $1.3 million of amortization of operating lease assets;

•

an increase of $5.5 million from changes in working capital (excluding deferred revenue, other liabilities, and operating lease liabilities), including a net increase of $17.3 million in accounts receivable, prepaid assets and other assets primarily related to lower sales and timing of customer collections due to seasonal fluctuations, partially offset by a decrease of $11.8 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments;

•

a decrease in deferred revenue of $6.5 million primarily related to the modification agreement with a customer whereby we paid a sum to the customer in exchange for the full, final and immediate termination of certain deferred revenue liabilities;

•	a decrease in operating lease liabilities of $1.0 million; and
•	a decrease in other liabilities of $1.1 million.

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

Our cash flows used in investing activities for the six months ended June 30, 2022 was $4.3 million, a net increase of $0.3 million, or 8.0%, from cash flows used in investing activities for six months ended June 30, 2021 of $4.0 million. The change in cash flows for the six months ended June 30, 2022 were primarily due to:

•	$3.9 million of investments in capitalized software to develop our software in support of enhancing our technology platform; and
•	$0.4 million of purchases of property and equipment.

During the six months ended June 30, 2021, cash used in investing activities of $4.0 million resulted primarily from investments in capitalized software development costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

Cash Flows Provided by (Used In) Financing Activities

Our financing activities have consisted primarily of proceeds from borrowings and repayments of our debt, issuances of our equity and payments of member distributions. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and rapid growth.

Our cash flows used in financing activities for the six months ended June 30, 2022 was $18.4 million, a net decrease of $241.5 million from cash flows provided by financing activities for the six months ended June 30, 2021 of $223.1 million. The decrease in cash flows for the six months ended June 30, 2022 compared to the prior period in 2021 is a result of the $232.5 million of proceeds from our IPO that closed in February 2021, net of underwriting discounts and the $17.5 million repayment of our revolving credit facility during the six months ended June 30, 2022.

During the six months ended June 30, 2021, cash provided by financing activities of $223.1 million resulted primarily from $232.5 million of IPO proceeds, net of underwriting discounts and commissions, partially offset by payments of $2.6 million in related offering costs and $6.8 million in payments of member tax distributions.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition net versus gross assessment in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of common stock and stock-based compensation, and internal use software have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

For information regarding recently issued accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2022, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 4. Controls and Procedures

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

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under the LTIP, we are permitted to satisfy any national, state, local or other tax withholding obligation due upon the vesting of an award granted under the LTIP by repurchasing an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the second quarter of 2022 were in connection with this tax withholding obligation. During the three months ended June 30, 2022, we repurchased the following shares of our Class A common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/22 to 4/30/22	—	—	—	—
5/1/22 to 5/31/22	—	—	—	—
6/1/22 to 6/30/22	139,701	6.16	—	—
Total	139,701	$6.16	$—	$—

(1) Represents the shares of Class A common stock we repurchased upon the vesting of restricted stock units to satisfy the applicable tax withholding obligations incidental to the vesting of such awards.

(2) Represents the average price per share that we paid for the repurchases described above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

10.1*+	Viant Technology Inc. Non-Employee Director Compensation Policy, effective as of May 17, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*†	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*†	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

VIANT TECHNOLOGY INC.

Date: August 9, 2022	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)