Form 10-Q
period 2022-09-30
Viant Technology Inc.
filed 2022-11-09
CIK 1828791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes  ☐    No  ☒

As of November 7, 2022, there were 14,460,084 shares and 47,082,260 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$48,830	$50,857	$142,659	$141,412
Operating expenses:
Platform operations	27,530	28,967	84,674	85,026
Sales and marketing	16,949	15,131	47,991	49,869
Technology and development	5,576	6,590	15,590	20,521
General and administrative	11,650	11,981	34,458	36,477
Total operating expenses	61,705	62,669	182,713	191,893
Loss from operations	(12,875)	(11,812)	(40,054)	(50,481)
Interest expense (income), net	(455)	227	(282)	703
Other expense, net	6	121	309	53
Gain on extinguishment of debt	—	—	—	(6,110)
Total other expense (income), net	(449)	348	27	(5,354)
Net loss	(12,426)	(12,160)	(40,081)	(45,127)
Less: Net loss attributable to noncontrolling interests	(9,300)	(9,623)	(30,362)	(35,829)
Net loss attributable to Viant Technology Inc.	$(3,126)	$(2,537)	$(9,719)	$(9,298)
Loss per share of Class A common stock:
Basic	$(0.22)	$(0.20)	$(0.69)	$(0.78)
Diluted	$(0.22)	$(0.20)	$(0.69)	$(0.78)
Weighted-average shares of Class A common stock outstanding:
Basic	14,306	12,489	14,078	11,894
Diluted	14,306	12,489	14,078	11,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share data)

	As of September 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$199,665	$238,480
Accounts receivable, net of allowances	93,609	110,739
Prepaid expenses and other current assets	6,010	2,967
Total current assets	299,284	352,186
Property, equipment, and software, net	22,681	22,331
Operating lease assets	22,816	—
Intangible assets, net	945	1,786
Goodwill	12,422	12,422
Other assets	348	406
Total assets	$358,496	$389,131
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$29,897	$32,877
Accrued liabilities	28,202	34,086
Accrued compensation	8,235	12,247
Current portion of deferred revenue	65	1,317
Current portion of operating lease liabilities	2,813	—
Other current liabilities	1,423	2,531
Total current liabilities	70,635	83,058
Long-term debt	—	17,500
Long-term portion of deferred revenue	—	5,234
Long-term portion of operating lease liabilities	21,967	—
Other long-term liabilities	—	765
Total liabilities	92,602	106,557
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 14,604,257 and 13,920,868
Outstanding — 14,460,084 and 13,704,638	14	14
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 47,082,260 and 47,107,130	47	47
Additional paid-in capital	92,736	82,888
Accumulated deficit	(33,367)	(20,139)
Treasury stock, at cost; 144,173 and 216,230 shares held	(701)	(2,648)
Total stockholders’ equity attributable to Viant Technology Inc.	58,729	60,162
Noncontrolling interests	207,165	222,412
Total equity	265,894	282,574
Total liabilities and stockholders’ equity	$358,496	$389,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED UNITS AND EQUITY

(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Interests	Equity
Balance as of December 31, 2021	13,921	$14	47,107	$47	$82,888	$(20,139)	(216)	$(2,648)	$222,412	$282,574
Exchange of Class B common stock for Class A common stock	25	—	(25)	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with equity-based compensation plans	126	—	—	—	—	—	—	—	—	—
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(2,648)	216	2,648	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(4,276)	—	—	—	4,276	—
Accrued member tax distributions	—	—	—	—	(12)	—	—	—	—	(12)
Stock-based compensation	—	—	—	—	7,326	—	—	—	—	7,326
Net loss	—	—	—	—	—	(3,192)	—	—	(10,371)	(13,563)
Balance as of March 31, 2022	14,072	$14	47,082	$47	$85,926	$(25,979)	—	$—	$216,317	$276,325
Issuance of Class A common stock in connection with equity-based compensation plans	322	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	(140)	(861)	—	(861)
Allocation of equity to noncontrolling interests	—	—	—	—	(5,455)	—	—	—	5,455	—
Accrued member tax distributions	—	—	—	—	(16)	—	—	—	—	(16)
Stock-based compensation	—	—	—	—	8,821	—	—	—	—	8,821
Net loss	—	—	—	—	—	(3,401)	—	—	(10,691)	(14,092)
Balance as of June 30, 2022	14,394	$14	47,082	$47	$89,276	$(29,380)	(140)	$(861)	$211,081	$270,177
Issuance of Class A common stock in connection with equity-based compensation plans	210	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	(144)	(701)	—	(701)
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(861)	140	861	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(5,384)	—	—	—	5,384	—
Accrued member tax distributions	—	—	—	—	18	—	—	—	—	18
Stock-based compensation	—	—	—	—	8,826	—	—	—	—	8,826
Net loss	—	—	—	—	—	(3,126)	—	—	(9,300)	(12,426)
Balance as of September 30, 2022	14,604	$14	47,082	$47	$92,736	$(33,367)	(144)	$(701)	$207,165	$265,894

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED UNITS AND EQUITY – (continued)

(unaudited; in thousands)

	Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Members'	Treasury Stock		Noncontrolling	Total
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount	Interests	Equity
Balance as of December 31, 2020	600	$7,500	400	$—	—	$—	—	$—	$—	$—	$20,117	—	$—	$—	$20,117
Net income prior to Reorganization Transactions	—		—		—	—	—	—		—	669	—	—	—	669
Effect of Reorganization Transactions	(600)	(7,500)	(400)	—	—	—	48,936	49	28,237	—	(20,786)	—	—	—	7,500
Issuance of Class A common stock in initial public offering, net of underwriting and offering costs	—	—	—	—	11,500	12	(1,500)	(2)	228,175	—	—	—	—	—	228,185
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	(208,587)	—	—	—	—	208,587	—
Accrued member tax distributions	—	—	—	—	—	—	—	—	75	—	—	—	—	—	75
Stock-based compensation	—	—	—	—	—	—	—	—	19,756	—	—	—	—	—	19,756
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—		(3,104)	—	—	—	(12,435)	(15,539)
Balance as of March 31, 2021	—	$—	—	$—	11,500	$12	47,436	$47	$67,656	$(3,104)	$—	—	$—	$196,152	$260,763
Accrued member tax distributions	—	—	—	—	—	—	—	—	(192)	—	—	—	—	—	(192)
Stock-based compensation	—	—	—	—	—	—	—	—	34,576	—	—	—	—	—	34,576
Net loss	—	—	—	—	—	—	—	—	—	(3,655)	—	—	—	(14,440)	(18,095)
Balance as of June 30, 2021	—	$—	—	$—	11,500	$12	47,436	$47	$102,040	$(6,759)	$—	—	$—	$181,712	$277,052
Exchange of Class B common stock for Class A common stock	—	—	—	—	299	—	(299)	—	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with equity-based compensation plans	—	—	—	—	2,092	2	—	—	(2)	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	—	—	—	—	—	(773)	(13,703)	—	(13,703)
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	—	—	—	—	(6,464)	—	365	6,464	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	(40,427)	—	—	—	—	40,427	—
Accrued member tax distributions	—	—	—	—	—	—	—	—	(337)	—	—	—	—	—	(337)
Stock-based compensation	—	—	—	—	—	—	—	—	17,976	—	—	—	—	—	17,976
Net loss	—	—	—	—	—	—	—	—	—	(2,537)	—	—	—	(9,623)	(12,160)
Balance as of September 30, 2021	—	$—	—	$—	13,891	$14	47,137	$47	$79,250	$(15,760)	$—	(408)	$(7,239)	$212,516	$268,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(40,081)	$(45,127)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,746	8,024
Stock-based compensation	21,855	62,192
Provision for (recovery of) doubtful accounts	834	(161)
Loss on disposal of assets	419	148
Gain on extinguishment of debt	—	(6,110)
Amortization of operating lease assets	1,961	—
Changes in operating assets and liabilities:
Accounts receivable	16,295	20,316
Prepaid expenses and other assets	(2,982)	(1,960)
Accounts payable	(2,955)	(4,816)
Accrued liabilities	(5,885)	(1,118)
Accrued compensation	(4,171)	198
Deferred revenue	(6,486)	(1,446)
Operating lease liabilities	(964)	—
Other liabilities	(900)	(55)
Net cash provided by (used in) operating activities	(13,314)	30,085
Cash flows from investing activities:
Purchases of property and equipment	(553)	(386)
Capitalized software development costs	(5,872)	(5,577)
Net cash used in investing activities	(6,425)	(5,963)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting discounts	—	232,500
Taxes paid related to net share settlement of equity awards	(1,561)	(13,703)
Payment of member tax distributions	(15)	(7,330)
Payment of offering costs	—	(2,608)
Repayment of revolving credit facility	(17,500)	—
Net cash provided by (used in) financing activities	(19,076)	208,859
Net increase (decrease) in cash and cash equivalents	(38,815)	232,981
Cash and cash equivalents at beginning of period	238,480	9,629
Cash and cash equivalents at end of period	$199,665	$242,610
Supplemental disclosure of cash flow information:
Cash paid for interest	$199	$546
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$3,113	$10,116
Operating lease assets obtained in exchange for operating lease liabilities	$3,778	$—
Capitalized assets financed by accounts payable and accrued liabilities	$516	$—
Accrued member tax distributions	$—	$5
Non-cash gain on extinguishment of debt related to Paycheck Protection Program loan	$—	$6,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

1. Nature of Operations

Viant Technology Inc. (the “Company,” “we,” “us,” “our” or “Viant”) was incorporated in the State of Delaware on October 9, 2020. The Company operates a demand side platform, Adelphic, used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across multiple channels, including desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.

On February 9, 2021, the Securities and Exchange Commission (“SEC”) declared effective the Company’s Form S-1 related to the initial public offering (“IPO”) of its Class A common stock. The closing date of the IPO was February 12, 2021, and in connection with the closing and the corporate reorganization (the “Reorganization Transactions”), the following actions were taken:

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

Immediately following the closing of the IPO, Viant Technology LLC became the predecessor of the Company for financial reporting purposes. Viant Technology Inc. is a holding company, and its sole material asset is its equity interest in Viant Technology LLC. As the sole managing member of Viant Technology LLC, the Company operates and controls all of the business and affairs of Viant Technology LLC. The Reorganization Transactions are accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of the Company recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of Viant Technology LLC. The Company consolidates Viant Technology LLC in its condensed consolidated financial statements and records a noncontrolling interest related to the Class B units held by the Class B stockholders on its condensed consolidated balance sheets and statements of operations.

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

Viant Technology LLC has been determined to be the predecessor for accounting purposes and, accordingly, the condensed consolidated financial statements for periods prior to the IPO and the related Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2021 through February 11, 2021 presented in the condensed consolidated financial statements and notes to condensed consolidated financial statements herein represent the historical operations of Viant Technology LLC. The amounts as of September 30, 2022 and December 31, 2021 and the operations since February 12, 2021 reflect the consolidated operations of the Company.

Management believes that the accompanying condensed consolidated financial statements reflect the adjustments necessary for the fair statement of its condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, statements of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2021.

The condensed consolidated statements of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 (“fiscal 2022”), or for any other future annual or interim period.

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

As of September 30, 2022, the impact of widespread macroeconomic uncertainties, including the continuing impact of COVID-19, labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks, and potential disruptions from the Russia-Ukraine conflict, on our business continues to evolve. As a result, many of our estimates and assumptions consider macroeconomic factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available on the potential impact on our business of global economic and business events, our estimates may change materially in future periods.

Comprehensive Loss

For the periods presented, net loss is equal to comprehensive loss.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers cash in bank accounts, money market funds, and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The carrying amounts of the cash and cash equivalents approximate fair value due to their short-term nature.

Accounts Receivable, Net of Allowances

The following table presents changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2022:
(in thousands)
Balance as of December 31	$54
Provision for doubtful accounts	51
Write-offs, net of recoveries	(1)
Balance as of March 31	$104
Provision for doubtful accounts	1
Write-offs, net of recoveries	—
Balance as of June 30	$105
Provision for doubtful accounts	783
Write-offs, net of recoveries	—
Balance as of September 30	$888

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

As of September 30, 2022, no individual customer accounted for 10.0% or greater of consolidated accounts receivable. As of December 31, 2021, two individual customers accounted for 13.2% and 12.3% of consolidated accounts receivable.

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

As of September 30, 2022, one individual supplier accounted for 15.3% of consolidated accounts payable and accrued liabilities. As of December 31, 2021, one individual supplier accounted for 16.8% of consolidated accounts payable and accrued liabilities.

The following table provides the Company’s concentrations of risk with respect to advertising agency holding companies as a percentage of the Company’s total revenues. There was no individual customer that accounted for 10.0% or more of the Company’s total revenues in any of the periods reported below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advertising Agency Holding Company
A	20.3%	16.3%	13.9%	10.2%
B	<10.0%	<10.0%	<10.0%	11.8%

Operating Leases

See Note 5—Leases.

JOBS Act Election as an Emerging Growth Company

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.235 billion in annual sales, has less than $700 million in market value of its shares of common stock held by non-affiliates and issues less than $1 billion of non-convertible debt over a three-year period. The Company may take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period.

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

Recently Issued Accounting Pronouncements

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

3. Revenue

The disaggregation of revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Over-time revenue	$133	$1,136	$494	$3,344
Point-in-time revenue	48,697	49,721	142,165	138,068
Total revenue	$48,830	$50,857	$142,659	$141,412

Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was de minimis as of September 30, 2022 and $6.6 million as of December 31, 2021. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts. The decrease from the prior year end was primarily due to an agreement modification whereby the Company agreed to a $6.2 million cash settlement with one of its customers in exchange for the full, final and immediate termination of certain deferred revenue liabilities. The remaining decrease was due to the recognition of revenue during the normal course of business.

Remaining deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.

4. Property, Equipment and Software, Net

Major classes of property, equipment and software were as follows:

	As of September 30,	As of December 31,
	2022	2021
Capitalized software development costs	$69,782	$61,490
Computer equipment	1,056	1,823
Purchased software	32	32
Furniture, fixtures and office equipment	1,201	1,159
Leasehold improvements	2,463	2,178
Total property, equipment and software	74,534	66,682
Less: Accumulated depreciation	(51,853)	(44,351)
Total property, equipment and software, net	$22,681	$22,331

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Platform operations	$2,510	$2,080	$7,219	$5,424
Sales and marketing	—	—	—	—
Technology and development	432	421	1,250	1,185
General and administrative	147	164	436	494
Total	$3,089	$2,665	$8,905	$7,103

For the three months ended September 30, 2022 and 2021, total interest cost incurred was $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2022 and 2021, total interest cost incurred was $0.4 million and $0.7 million, respectively. Interest costs capitalized during the three and nine months ended September 30, 2022 and 2021 were de minimis.

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

The adoption of the new guidance resulted in the recognition of operating lease assets of approximately $21.0 million and operating lease liabilities of approximately $22.0 million, which were measured by the present value of the remaining minimum lease payments. In accordance with the guidance, the Company elected the practical expedient to exclude leases with a term of less than one year from the measurement of operating lease assets and lease liabilities. The Company also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all real estate classes of underlying assets. At adoption, in the condensed consolidated balance sheet, we also reclassified deferred rent of approximately $1.0 million for operating leases at the end of the fiscal year ended December 31, 2021 from other current liabilities (current portion) and other long-term liabilities (non-current portion) to current portion of operating lease liabilities and long-term portion of operating lease liabilities, respectively. The impact on the Company’s condensed consolidated statements of operations and cash flows was not material.

The present value of the lease payments was calculated using the Company’s incremental borrowing rate applicable to the lease, which is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

Lessee Arrangements

The Company has operating leases for its office space, which have remaining lease terms of up to nine years. The Company does not have finance leases. The Company entered into one lease during the three and nine months ended September 30, 2022, as described below.

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

Some of our leases include renewal options to extend the leases for up to five years and/or termination options to terminate the leases within one year. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

considered in calculating the term of the lease. As of September 30, 2022, our operating leases had a weighted-average remaining lease term of approximately eight years and a weighted-average incremental borrowing rate of 3.1%.

As of September 30, 2022, the Company had entered into an operating lease for office space in New York with total estimated future lease payments of $5.0 million that had not yet commenced and therefore is not included in the measurement of the operating right-of-use asset and operating lease liability on the condensed consolidated balance sheet. The lease term is expected to commence in the fourth quarter of fiscal 2022. In conjunction with this lease, PNC Bank, National Association (“PNC Bank”) will issue a standby letter of credit for the amount of $0.4 million in favor of the lessor, to satisfy the security deposit of the leased property.

Cash paid for amounts included in the operating lease liabilities was $0.3 million and $1.5 million for the three and nine months ended September 30, 2022, respectively.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Operating lease cost	$915	$2,542
Short-term lease cost	341	1,045
Variable lease cost	23	113
Total lease cost	$1,279	$3,700

Future minimum lease payments as of September 30, 2022 were as follows:

As of September 30,
Year	2022
Remainder of 2022	$813
2023	4,506
2024	4,334
2025	4,270
2026	4,257
Thereafter	14,992
Total undiscounted future lease payments	33,172
Less: Commitments for leases not yet commenced	(5,016)
Less: Imputed interest	(3,376)
Present value of operating lease liabilities	24,780
Less: Operating lease liabilities, current	(2,813)
Operating lease liabilities, noncurrent	$21,967

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

Disclosures related to periods prior to the adoption of ASC 842

Rent expense on operating leases was $1.2 million and $3.2 million for the three and nine months ended September 30, 2021, respectively.

Future minimum payments under the Company’s non-cancelable operating leases, primarily related to office space, as of December 31, 2021 are as follows:

As of December 31,
Year	2021
2022	$3,039
2023	3,953
2024	3,060
2025	2,991
2026	2,974
Thereafter	13,739
Total minimum payments	$29,756

6. Intangible Assets, Net

The balances of intangible assets and accumulated amortization are as follows:

	As of September 30, 2022
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.3	$4,927	$(4,693)	$234
Customer relationships	1.3	2,300	(1,862)	438
Trademarks/tradenames	3.4	1,400	(1,127)	273
Total		$8,627	$(7,682)	$945

	As of December 31, 2021
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	1.1	$4,927	$(4,169)	$758
Customer relationships	2.1	2,300	(1,615)	685
Trademarks/tradenames	4.0	1,400	(1,057)	343
Total		$8,627	$(6,841)	$1,786

Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Platform operations	$175	$175	$525	$525
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	102	132	316	396
Total	$277	$307	$841	$921

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

Estimated future amortization of intangible assets is as follows:

As of September 30,
Year	2022
Remainder of 2022	$277
2023	468
2024	107
2025	80
2026	13
Thereafter	—
Total	$945

7. Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	As of September 30,	As of December 31,
	2022	2021
Accrued traffic acquisition costs	$24,790	$30,942
Other accrued liabilities	3,412	3,144
Total accrued liabilities	$28,202	$34,086

The Company had a balance of $0.2 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively, payable to related parties for expenses they incurred on our behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The related expense incurred by the Company was $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million for the nine months ended September 30, 2021. The related expense incurred by the Company was de minimis for the three months ended September 30, 2021.

8. Revolving Credit Facility and PPP Loan

Revolving Credit Facility

On October 31, 2019, we entered into an asset-based revolving credit and security agreement (the “Loan Agreement”) with PNC Bank. The Loan Agreement provides a senior secured revolving credit facility of up to $40.0 million with a maturity date of October 31, 2024. The Loan Agreement is collateralized by security interests in substantially all of our assets.

Advances under the Loan Agreement bear interest through maturity at a variable rate based upon our selection of either a Domestic Rate or a LIBOR Rate, plus an applicable margin (“Domestic Rate Loans” and “LIBOR Rate Loans”). The Domestic Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. The effective weighted-average interest rate for the nine months ended September 30, 2022 was 0.92%. The Company did not have an outstanding balance during the three months ended September 30, 2022. The applicable margin is between 0.75% to 1.25% for Domestic Rate Loans and between 1.75% and 2.25% for LIBOR Rate Loans based on maintaining certain undrawn availability ratios. The applicable margin as of September 30, 2022 was equal to 0.75% for Domestic Rate Loans and 1.75% for LIBOR Rate Loans. The facility fee for undrawn amounts under the Loan Agreement is 0.375% per annum. We will be required to pay customary letter of credit fees, as necessary. Refer to Note 5—Leases for additional information.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 1.40 to 1.00 at any time undrawn availability under the Loan Agreement is less than 25%. As of September 30, 2022, we were in compliance with all covenants.

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

On May 6, 2022, the Company fully paid off the outstanding balance of advances under our revolving credit facility, and the carrying value as of September 30, 2022 was zero.

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

Proceeds from loans granted under the CARES Act were to be used for payroll, costs to continue employee group health care benefits, rent, utilities and certain other qualified costs (collectively, “qualifying expenses”). The Company used the PPP Loan proceeds for qualifying expenses. In June 2021, the Company received notice of forgiveness of the PPP Loan in whole, including all accrued unpaid interest and recorded the forgiveness of approximately $6.0 million of principal and $0.1 million of accrued interest in “Gain on extinguishment of debt” in the condensed consolidated statements of operations.

9. Stock-Based Compensation

In connection with the IPO, which occurred on February 12, 2021, the Phantom Unit Plan was replaced by the LTIP. On February 12, 2021, 6.2 million restricted stock units (“RSUs”) were granted under the LTIP. The Company is authorized to grant RSUs, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance stock awards under its LTIP. As of September 30, 2022, the Company had only granted RSUs and nonqualified stock options under the LTIP. Under the LTIP, 3.9 million shares of Class A common stock remained available for grant as of September 30, 2022.

Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Platform operations	$1,233	$3,142	$3,622	$11,843
Sales and marketing	2,324	4,859	6,929	23,586
Technology and development	1,430	3,015	4,024	10,983
General and administrative	2,724	4,399	7,280	15,780
Total	$7,711	$15,415	$21,855	$62,192

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

RSUs

The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2021	3,033	$24.29
Granted	2,284	6.16
Vested	(342)	25.02
Canceled/forfeited	(117)	23.92
RSUs outstanding as of March 31, 2022	4,858	15.72
Granted	365	6.07
Vested	(322)	24.69
Canceled/forfeited	(120)	13.64
RSUs outstanding as of June 30, 2022	4,781	14.43
Granted	232	4.81
Vested	(350)	23.22
Canceled/forfeited	(242)	10.47
RSUs outstanding as of September 30, 2022	4,421	13.45

As of September 30, 2022, the Company had unrecognized stock-based compensation relating to RSUs of approximately $50.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Nonqualified Stock Options

The following summarizes nonqualified stock option activity:
	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	220	$15.88	9.7	$20
Granted	3,565	6.09
Exercised	—	—
Canceled	(14)	12.02
Expired	—	—
Outstanding as of March 31, 2022	3,771	6.64	9.9	1,891
Granted	216	6.16
Exercised	—	—
Canceled	(89)	7.88
Expired	—	—
Outstanding as of June 30, 2022	3,898	6.58	9.7	—
Granted	246	4.77
Exercised	—	—
Canceled	(242)	8.58
Expired	—	—
Outstanding as of September 30, 2022	3,902	6.35	9.4	—

Vested and exercisable	42	19.23	6.4	—

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

The weighted-average grant date fair value of the nonqualified stock options granted during the three and nine months ended September 30, 2022 was $2.78 and $3.50, respectively. The Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $12.2 million, which is expected to be recognized over a weighted-average period of 3.5 years, as of September 30, 2022.

The following table presents the assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options for the three and nine months ended September 30, 2022 and 2021.
	Three and Nine Months Ended September 30,	Three and Nine Months Ended September 30,
	2022	2021
Risk free interest rate	1.4% - 2.0%	1.2%
Expected volatility	61.5% - 62.7%	61.1%
Expected term (in years)	5.9 - 6.0	5.9
Expected dividend yield	0.0%	0.0%

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

10. Income Taxes and Tax Receivable Agreement

The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset in the current and prior-year periods, as well as a pass-through permanent difference related to the forgiveness of the PPP Loan in the prior-year periods. The Company did not recognize an income tax benefit (expense) on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 76.5% due to the full valuation allowance against its deferred tax assets, resulting in an effective tax rate of 0.0% for each of the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize our deferred tax assets including the difference in our tax basis in excess of the financial reporting value for our investment in Viant Technology LLC. Consequently, we have established a full valuation allowance against our deferred tax assets as of September 30, 2022. In the event that management subsequently determines that it is MLTN that we will realize our deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.

The Company has concluded based on applicable accounting standards and the weight of all available evidence, that it was MLTN that its deferred tax assets subject to the Tax Receivable Agreement entered into with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021 (“TRA”) would not be realized as of September 30, 2022. Therefore, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of such deferred tax assets after concluding it was not probable that such TRA liability would be paid based on its estimates of future taxable income. As of the September 30, 2022, the total unrecorded TRA liability is approximately $10.3 million. If utilization of the deferred tax assets subject to the TRA becomes MLTN in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

11. Loss Per Share

For the three and nine months ended September 30, 2022 and 2021, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(12,426)	$(12,160)	$(40,081)	$(45,127)
Less: Net loss attributable to noncontrolling interests	(9,300)	(9,623)	(30,362)	(35,829)
Net loss attributable to Viant Technology Inc.	$(3,126)	$(2,537)	$(9,719)	$(9,298)
Denominator
Weighted-average shares of Class A common stock outstanding—basic and diluted	14,306	12,489	14,078	11,894

Loss per share of Class A common stock—basic	$(0.22)	$(0.20)	$(0.69)	$(0.78)
Loss per share of Class A common stock—diluted	$(0.22)	$(0.20)	$(0.69)	$(0.78)

Anti-dilutive shares excluded from loss per share of Class A common stock—diluted:
Restricted stock units	4,421	3,385	4,421	3,385
Nonqualified stock options	3,902	147	3,902	147
Shares of Class B common stock	47,082	47,137	47,082	47,137
Total shares excluded from loss per share of Class A common stock—diluted	55,405	50,669	55,405	50,669

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

VIANT TECHNOLOGY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited; tabular dollars in thousands, except for per share data)

The following table summarizes the ownership of Viant Technology LLC:

	As of September 30, 2022		As of December 31, 2021
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	14,460,084	23.5%	13,704,638	22.5%
Noncontrolling interests	47,082,260	76.5%	47,107,130	77.5%
Total	61,542,344	100.0%	60,811,768	100.0%

During the nine months ended September 30, 2022, noncontrolling interests exchanged 24,870 Class B units of Viant Technology LLC for 24,870 shares of the Company’s Class A common stock, which also resulted in the cancellation of 24,870 shares of the Company’s Class B common stock that was previously held by noncontrolling interests with no additional consideration provided. There were no exchanges of Class B units of Viant Technology LLC for shares of the Company’s Class A common stock during the three months ended September 30, 2022.

The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to Viant Technology Inc.	$(3,126)	$(2,537)	$(9,719)	$(9,298)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(5,384)	(40,427)	(15,115)	(40,427)
Change from net loss attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(8,510)	$(42,964)	$(24,834)	$(49,725)

13. Commitments and Contingencies

As of September 30, 2022, the Company had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.

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

Guarantees and Indemnities

The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of September 30, 2022.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs, the impact of the ongoing COVID-19 pandemic on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, capital expenditures, sales and marketing initiatives and competition.

In some cases, you can identify forward-looking statements by words such as “may,” “will,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance. All of our forward-looking statements are subject to a number of risks, uncertainties and other factors, including but not limited to our ability to add new customers, our ability to realize the expected benefits of an industry shift away from cookie-based consumer tracking, the ongoing impact of the COVID-19 pandemic, the development of the market for programmatic advertising, our access to advertising inventory and people-based data, updates to the regulatory landscape regarding the protection of personal information, and changes in the technology industry. This is not a complete list of factors or events that could cause actual results to differ from our expectations and we cannot predict all of them. All written and oral forward-looking statements attributable to us are qualified in their entirety by the cautionary statements disclosed under the section titled “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2021, as such disclosures may be amended, supplemented or superseded from time to time by other reports filed with the SEC. Except as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise.

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

These options consist of a percentage of spend pricing option, a monthly subscription pricing option, and a fixed cost per mille (“CPM”) pricing option. Customers who prefer to use our platform on a self-service basis to execute their advertising campaigns enter into master service agreements (“MSAs”) with us, and we generate revenue under these arrangements by charging a platform fee that

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

is either a percentage of spend or a flat monthly subscription. Customers who prefer to use our fixed CPM pricing option enter into insertion order (“IO”) arrangements with us, and we generate revenue by charging these customers a platform fee at a price for every 1,000 impressions an ad receives. We also offer different service options to our customers accessing our platform under an MSA or an IO to enable them to use our services to aid them in data management, media execution and advanced reporting. When customers utilize our services, we generate revenue by charging a service fee separate from the platform fee consisting of (1) a fee that represents a percentage of spend; (2) a flat monthly fee covering services in connection with data management and advanced reporting; or (3) a fixed CPM that is inclusive of media, other direct costs and services.

We believe that offering a mix of pricing and service options provides greater flexibility and access to our platform for marketers and their advertising agencies seeking to plan, buy, and measure programmatic campaigns. Some of our pricing and service options are relatively new to the market and are not yet material to our business from a financial perspective.

Our financial results for the three months ended September 30, 2022 and 2021, respectively, include:

•	Revenue of $48.8 million and $50.9 million, representing a decrease of 4.0%;
•	Gross profit of $21.3 million and $21.9 million, representing a decrease of 2.7%;
•	Contribution ex-TAC* of $32.1 million and $34.1 million, representing a decrease of 5.9%;
•	Net loss of $12.4 million and $12.2 million, representing an increase of 2.2%;
•	Non-GAAP net income (loss)* of $(4.4) million and $3.1 million, representing a decrease of 243.4%; and
•	Adjusted EBITDA* of $(1.8) million and $6.5 million, representing a decrease of 128.0%.

Our financial results for the nine months ended September 30, 2022 and 2021, respectively, include:

•	Revenue of $142.7 million and $141.4 million, representing an increase of 0.9%;
•	Gross profit of $58.0 million and $56.4 million, representing an increase of 2.8%;
•	Contribution ex-TAC* of $91.4 million and $93.0 million, representing a decrease of 1.8%;
•	Net loss of $40.1 million and $45.1 million, representing a net improvement of 11.2%;
•	Non-GAAP net income (loss)* of $(17.2) million and $10.5 million, representing a decrease of 263.7%; and
•	Adjusted EBITDA* of $(8.8) million and $19.7 million, representing a decrease of 144.5%.

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

Factors Affecting Our Performance

Attract, Retain and Grow our Customer Base

Our recent growth has been driven by expanding the usage of our platform by our existing customers as well as adding new customers. We believe that our customers value our solutions, as our number of active customers for the twelve months ended September 30, 2022 was 334, increasing by 29 active customers, or 9.5%, from the twelve months ended September 30, 2021. We further evaluate our customer’s usage of our platform and assess our market penetration and scale based on the percentage change in advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee we charge clients. Advertiser spend increased 19.4% for the three months ended September 30, 2022 from the three months ended September 30, 2021 and 30.3% for the nine months ended September 30, 2022 from the nine months ended September 30, 2021. While we continued to see strong growth in advertiser spend compared to the prior-year periods, we observed a deceleration in spending throughout the quarter due to challenging macroeconomic conditions. The deceleration, which was most pronounced in the retail industry vertical, may continue into future periods as the adverse macroeconomic conditions continue or worsen. The percentage change in advertiser spend is a key measure used by our management and our board of directors to evaluate the demand for our products and to assess whether we are increasing market share. Our management uses this key metric to develop short- and long-term operational plans and make strategic decisions

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

regarding future enhancements to our software. We believe the percentage change in advertiser spend across our platform is a useful metric for investors because it allows investors to evaluate our operational performance in the same manner as our management and board of directors. For a detailed discussion of our key operating measures including the definition of active customers, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

We continue to add functionality to our software to encourage our customers to increase their usage of our platform. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe that we are well positioned to capture more of our customers’ programmatic budgets. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP, Adelphic, and highlight the advantages of our people-based framework as cookie-based options become increasingly limited. As a result, future revenue growth depends upon our ability to retain our existing customers and increase their usage of our platform as well as add new customers.

Investment in Growth

We believe that the advertising market is in the early stages of a shift toward programmatic advertising. We plan to invest for long-term growth. We anticipate that our operating expenses will continue to increase in the foreseeable future as we invest in platform operations, technology and development to enhance our product capabilities including the integration of new advertising channels, and in sales and marketing to acquire new customers and increase our customers’ usage of our platform. We believe that these investments will contribute to our long-term growth, although they may have a negative impact on our profitability in the near-term.

Impact of the COVID-19 Pandemic and Other Macroeconomic Conditions

The worldwide spread of the COVID-19 pandemic resulted, and may continue to result, in a global slowdown of economic activity, which decreased demand for a broad variety of goods and services, including those provided by our clients, while also disrupting supply channels, sales channels and advertising and marketing activities. We cannot be certain how long the pandemic will continue to impact economic activity and our business.

In addition to the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks and potential disruptions from the Russia-Ukraine conflict. While our number of active customers for the twelve months ended September 30, 2022 has increased by nearly 10% over the past twelve months, we have observed decreases in revenue that we attribute to marketers in certain industry verticals decreasing or pausing their advertising spend due to the impacts of these macroeconomic conditions. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows, and on our clients, partners, industry and employees, and have slowed the pace of our investments in sales, marketing and technology as a result of these factors. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, all of which are uncertain and cannot be predicted. Due to the nature of our business, the effect of these macroeconomic conditions may not be fully reflected in our results of operations until future periods.

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

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue, as many marketers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter has reflected our highest level of advertising activity for the year. We generally expect the subsequent first quarter to reflect lower activity levels, but this trend may be masked due to the continued growth of our business. In addition, historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns and consumer activity due to the potential impacts of COVID-19 and the evolving macroeconomic conditions discussed above. Periods that experience an increase in COVID-19 cases and resulting governmentally-imposed restrictions, or are effected by labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks, potential disruptions from the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

Russia-Ukraine conflict, and other macroeconomic and geopolitical developments potentially indicative of an economic slowdown or recession, could cause our revenue to decrease. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods, making it difficult to predict our revenue, cash flow, and operating results, all of which could fall below our expectations. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Results of Operations

The following tables present our condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Statements of Operations Data:
Revenue	$48,830	$50,857	$142,659	$141,412
Operating expenses(1):
Platform operations	27,530	28,967	84,674	85,026
Sales and marketing	16,949	15,131	47,991	49,869
Technology and development	5,576	6,590	15,590	20,521
General and administrative	11,650	11,981	34,458	36,477
Total operating expenses	61,705	62,669	182,713	191,893
Loss from operations	(12,875)	(11,812)	(40,054)	(50,481)
Total other expense (income), net	(449)	348	27	(5,354)
Net loss	(12,426)	(12,160)	(40,081)	(45,127)
Less: Net loss attributable to noncontrolling interests	(9,300)	(9,623)	(30,362)	(35,829)
Net loss attributable to Viant Technology Inc.	$(3,126)	$(2,537)	$(9,719)	$(9,298)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Operating expenses:
Platform operations	56%	57%	59%	60%
Sales and marketing	35%	30%	34%	35%
Technology and development	11%	13%	11%	15%
General and administrative	24%	24%	24%	26%
Total operating expenses	126%	123%	128%	136%
Loss from operations	(26)%	(23)%	(28)%	(36)%
Total other expense (income), net	(1)%	1%	0%	(4)%
Net loss	(25)%	(24)%	(28)%	(32)%
Less: Net loss attributable to noncontrolling interests	(19)%	(19)%	(21)%	(25)%
Net loss attributable to Viant Technology Inc.	(6)%	(5)%	(7)%	(7)%

*Percentages may not sum due to rounding

(1)	Stock-based compensation, depreciation, and amortization included in operating expenses are as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-Based Compensation:
Platform operations	$1,233	$3,142	$3,622	$11,843
Sales and marketing	2,324	4,859	6,929	23,586
Technology and development	1,430	3,015	4,024	10,983
General and administrative	2,724	4,399	7,280	15,780
Total stock-based compensation	$7,711	$15,415	$21,855	$62,192

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation:
Platform operations	$2,510	$2,080	$7,219	$5,424
Sales and marketing	—	—	—	—
Technology and development	432	421	1,250	1,185
General and administrative	147	164	436	494
Total depreciation	$3,089	$2,665	$8,905	$7,103

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization:
Platform operations	$175	$175	$525	$525
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	102	132	316	396
Total amortization	$277	$307	$841	$921

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%
Revenue	$48,830	$50,857	$(2,027)	(4)%

Revenue decreased by $2.0 million, or 4.0%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease in revenue was primarily due to certain marketers in the consumer products, automotive, and entertainment industry verticals being impacted by the ongoing adverse effects of labor shortages, inflation and monetary supply shifts, rising interest rates, the tightening of credit markets, and other adverse macroeconomic and geopolitical developments potentially indicative of an economic slowdown or recession. This resulted in revenue decreasing across these industry verticals by a combined 22% from the prior-year period. Despite the uncertainty that comes with such an environment, we have continued to experience increased demand for our people-based advertising products and services, as evidenced by a 3% increase in revenue from the prior-year period from marketers in industry verticals other than consumer products, automotive, and entertainment, the continued growth of several of our industry verticals including financial services and political, and an increase in our active customers to 334 for the twelve months ended September 30, 2022 compared to 305 for the twelve months ended September 30, 2021. Additionally, approximately 85% of our revenue for the three months ended September 30, 2022 came from customers that had been customers in the three months ended September 30, 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

Operating Expenses

Platform Operations

	Three Months Ended September 30,		Change
	2022	2021	$	%
Traffic acquisition costs	$16,759	$16,780	$(21)	(0)%
Other platform operations	10,771	12,187	(1,416)	(12)%
Total platform operations	$27,530	$28,967	$(1,437)	(5)%
Platform operations as a percentage of revenue	56%	57%

Platform operations expense decreased by $1.4 million, or 5%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Traffic acquisition costs (“TAC”) are amounts incurred and payable to suppliers for the cost of advertising media, third-party data and other add-on features related to our fixed CPM pricing option and certain arrangements in our percentage of spend pricing option. The change in platform operations expense for the third quarter of 2022 was due to a decrease in other platform operations expense, primarily driven by a decline of $1.9 million in stock-based compensation expense related to our 2021 Long-Term Incentive Plan (the “LTIP”), partially offset by a $0.4 million increase in depreciation related to our continued investment in developed technology. This decline in stock-based compensation was the result of restricted stock units (“RSUs”) granted in connection with our initial public offering in February 2021 (the “IPO”), a portion of which became fully vested during the previous year.

Sales and Marketing

	Three Months Ended September 30,		Change
	2022	2021	$	%
Sales and marketing	$16,949	$15,131	$1,818	12%
Percentage of revenue	35%	30%

Sales and marketing expense increased by $1.8 million, or 12%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to a $2.4 million increase in personnel costs due to increased sales and marketing headcount, a $1.3 million increase in advertising expense, a $0.3 million increase in travel and entertainment expenses, and a $0.2 million increase in software license and subscription costs, partially offset by a $2.5 million decrease in stock-based compensation.

Technology and Development

	Three Months Ended September 30,		Change
	2022	2021	$	%
Technology and development	$5,576	$6,590	$(1,014)	(15)%
Percentage of revenue	11%	13%

Technology and development expense decreased by $1.0 million, or 15%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily attributable to a $1.6 million decrease in stock-based compensation, which was partially offset by an increase of $0.3 million in cloud infrastructure costs, an increase of $0.2 million in personnel costs, and a $0.2 million increase in consulting expenses.

General and Administrative

	Three Months Ended September 30,		Change
	2022	2021	$	%
General and administrative	$11,650	$11,981	$(331)	(3)%
Percentage of revenue	24%	24%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

General and administrative expense decreased by 0.3 million, or 3%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily attributable to a $1.7 million decrease in stock-based compensation and a $0.4 million decrease in recruiting expenses, partially offset by a $0.7 million increase in bad debt reserves, a $0.5 million increase in travel and entertainment expenses, a $0.4 million increase in personnel costs due to increase in headcount, and a $0.1 million increase in consulting expenses associated with general corporate and compliance matters.

Total Other Expense (Income), Net

	Three Months Ended September 30,		Change
	2022	2021	$	%
Total other expense (income), net	$(449)	$348	$(797)	229%
Percentage of revenue	-1%	1%

Total other income for the three months ended September 30, 2022 was $0.4 million compared to total other expense of $0.3 million for the same period in 2021. The change from the prior year was primarily due to interest income and a reduction in interest expense resulting from paying off the outstanding balance of advances under our revolving credit facility with PNC Bank, National Association (“PNC Bank”).

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Revenue	$142,659	$141,412	$1,247	1%

Revenue increased by $1.2 million, or 1%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Our revenue growth was due to a 23% increase in revenue from the prior-year period from industry verticals other than automotive, consumer products, and entertainment. The increase was primarily driven by the financial services, travel, and political industry verticals. This increase was partially offset by the impact of certain marketers in the automotive, consumer products, and entertainment industry verticals decreasing or pausing their advertising spend due to the ongoing adverse effects of the COVID-19 pandemic and the impact of labor shortages, inflation and monetary supply shifts, rising interest rates, the tightening of credit markets, and other adverse macroeconomic and geopolitical developments potentially indicative of an economic slowdown or recession. This resulted in revenue decreasing across these industry verticals by approximately 36% from the prior-year period. Additionally, approximately 87% of our revenue for the nine months ended September 30, 2022 came from customers that had been customers in the nine months ended September 30, 2021.

Operating Expenses

Platform Operations

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Traffic acquisition costs	$51,309	$48,395	$2,914	6%
Other platform operations	33,365	36,631	(3,266)	(9)%
Total platform operations	$84,674	$85,026	$(352)	(0)%
Platform operations as a percentage of revenue	59%	60%

Platform operations expense decreased by $0.4 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily driven by an $8.2 million decrease in stock-based compensation expense related to the LTIP due to the RSUs that were granted in connection with our IPO, a portion of which became fully vested during the previous year, partially offset by a $2.9 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option, a $2.0 million increase in cloud costs due to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

continued enhancements to our cloud infrastructure, a $1.8 million increase in depreciation, and a $1.2 million increase in third-party costs in support of our Adelphic platform.

Sales and Marketing

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Sales and marketing	$47,991	$49,869	$(1,878)	(4)%
Percentage of revenue	34%	35%

Sales and marketing expense decreased by $1.9 million, or 4%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily due to a $16.7 million decrease in stock-based compensation related to the LTIP, partially offset by a $7.8 million increase in personnel costs as a result of increased sales and marketing headcount, a $4.4 million increase in advertising expense, a $1.6 million increase in travel and entertainment expenses, a $0.4 million increase in software license expenses, a $0.3 million increase in facilities expense, and a $0.2 million increase in consulting expenses.

Technology and Development

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Technology and development	$15,590	$20,521	$(4,931)	(24)%
Percentage of revenue	11%	15%

Technology and development expense decreased by $4.9 million, or 24%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily attributable to a $7.0 million decrease in stock-based compensation related to the LTIP, partially offset by a $1.0 million increase in cloud infrastructure costs, a $0.7 million increase in personnel costs as a result of an increase in headcount to support our continued investment in developed technology, a $0.3 million increase in consulting expenses and a $0.1 million increase in depreciation.

General and Administrative

	Nine Months Ended September 30,		Change
	2022	2021	$	%
General and administrative	$34,458	$36,477	$(2,019)	(6)%
Percentage of revenue	24%	26%

General and administrative expense decreased by $2.0 million, or 6%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily attributable to an $8.5 million decrease in stock-based compensation related to the LTIP, partially offset by a $1.9 million increase in personnel costs due to an increase in headcount, a $1.7 million increase in business insurance and tax, legal, and consulting expenses associated with general corporate and compliance matters, a $1.3 million increase in travel and entertainment expenses, a $1.0 million increase in bad debt reserves, a $0.4 million increase in recruiting expenses, and a $0.1 million increase in software license and subscription costs.

Total Other Expense (Income), Net

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Total other expense (income), net	$27	$(5,354)	$5,381	101%
Percentage of revenue	0%	(4)%

Total other expense for the nine months ended September 30, 2022 was de minimis compared to total other income of $5.4 million for the same period in 2021. The change from the prior year was primarily due to a $6.1 million prior-year gain on debt extinguishment which was a result of the forgiveness of our Paycheck Protection Program Loan (the “PPP Loan”), partially offset by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

$0.7 million of interest expense in the prior year which was de minimis in the current year. For additional information regarding forgiveness of our PPP Loan, see Note 8—Revolving Credit Facility and PPP Loan to our condensed consolidated financial statements.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change (%)	2022	2021	Change (%)
Operating and Financial Performance Measures
Gross profit	$21,300	$21,890	(3)%	$57,985	$56,386	3%
Contribution ex-TAC	$32,071	$34,077	(6)%	$91,350	$93,017	(2)%
Net loss	$(12,426)	$(12,160)	(2)%	$(40,081)	$(45,127)	11%
Adjusted EBITDA	$(1,804)	$6,454	(128)%	$(8,762)	$19,682	(145)%
Net loss as a percentage of gross profit	(58)%	(56)%	(5)%	(69)%	(80)%	14%
Adjusted EBITDA as a percentage of contribution ex-TAC	(6)%	19%	(137)%	(10)%	21%	(152)%
Non-GAAP net income (loss)	$(4,434)	$3,092	(243)%	$(17,154)	$10,476	(264)%
Total operating expenses	$61,705	$62,669	(2)%	$182,713	$191,893	(5)%
Non-GAAP operating expenses	$33,875	$27,623	23%	$100,112	$73,335	37%
Loss per share—basic	$(0.22)	$(0.20)	(10)%	$(0.69)	$(0.78)	12%
Loss per share—diluted	$(0.22)	$(0.20)	(10)%	$(0.69)	$(0.78)	12%
Non-GAAP earnings (loss) per share—basic	$(0.06)	$0.04	(250)%	$(0.24)	$0.12	(300)%
Non-GAAP earnings (loss) per share—diluted	$(0.06)	$0.04	(250)%	$(0.24)	$0.12	(300)%
Active customers	334	305	10%	334	305	10%
Average gross profit per active customer	$288	$285	1%	$288	$285	1%
Average contribution ex-TAC per active customer	$419	$433	(3)%	$419	$433	(3)%

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

The following table presents the calculation of gross profit, the reconciliation of gross profit to contribution ex-TAC, average gross profit per active customer and average contribution ex-TAC per active customer for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$48,830	$50,857	$142,659	$141,412
Less: Platform operations	(27,530)	(28,967)	(84,674)	(85,026)
Gross profit	21,300	21,890	57,985	56,386
Add back: Other platform operations	10,771	12,187	33,365	36,631
Contribution ex-TAC	$32,071	$34,077	$91,350	$93,017

Active customers	334	305	334	305
Average gross profit per active customer	$288	$285	$288	$285
Average contribution ex-TAC per active customer	$419	$433	$419	$433

Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC

Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest expense (income), net, income tax benefit (expense), depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Net income (loss) is the most comparable GAAP financial measure. Adjusted EBITDA as a percentage of contribution ex-TAC is a non-GAAP financial measure we calculate by dividing adjusted EBITDA by contribution ex-TAC for the period or periods presented.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(12,426)	$(12,160)	$(40,081)	$(45,127)
Add back:
Interest expense (income), net	(455)	227	(282)	703
Depreciation and amortization	3,366	2,972	9,746	8,024
Stock-based compensation	7,711	15,415	21,855	62,192
Less:
Gain on extinguishment of debt	—	—	—	(6,110)
Adjusted EBITDA	$(1,804)	$6,454	$(8,762)	$19,682

The following table presents the calculation of net loss as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross profit	$21,300	$21,890	$57,985	$56,386
Net loss	$(12,426)	$(12,160)	$(40,081)	$(45,127)
Net loss as a percentage of gross profit	(58)%	(56)%	(69)%	(80)%
Contribution ex-TAC(1)	$32,071	$34,077	$91,350	$93,017
Adjusted EBITDA	$(1,804)	$6,454	$(8,762)	$19,682
Adjusted EBITDA as a percentage of contribution ex-TAC	(6)%	19%	(10)%	21%

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

The following table presents a reconciliation of net loss to non-GAAP net income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(12,426)	$(12,160)	$(40,081)	$(45,127)
Add back: Stock-based compensation	7,711	15,415	21,855	62,192
Less: Gain on extinguishment of debt	—	—	—	(6,110)
Income tax benefit (expense) related to Viant Technology Inc.’s share of adjustments(1)	281	(163)	1,072	(479)
Non-GAAP net income (loss)	$(4,434)	$3,092	$(17,154)	$10,476

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

Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of common shares such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the three and nine months ended September 30, 2022, Class B common stock and nonqualified stock options amounts have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(12,426)	$—	$(12,426)	$(12,160)	$—	$(12,160)
Adjustments:
Add back: Stock-based compensation	—	7,711	7,711	—	15,415	15,415
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments(1)	—	281	281	—	(163)	(163)
Non-GAAP net income (loss)	(12,426)	7,992	(4,434)	(12,160)	15,252	3,092
Less: Net income (loss) attributable to noncontrolling interests(2)	(9,300)	5,752	(3,548)	(9,623)	12,211	2,588
Net income (loss) attributable to Viant Technology Inc.—basic	(3,126)	2,240	(886)	(2,537)	3,041	504
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	—	—	—	1	1
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock(1)	—	—	—	—	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(3,126)	$2,240	$(886)	$(2,537)	$3,042	$505
Denominator
Weighted-average shares of Class A common stock outstanding—basic	14,306	—	14,306	12,489	—	12,489
Effect of dilutive securities:
Restricted stock units	—	—	—	—	734	734
Nonqualified stock options	—	—	—	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	14,306	—	14,306	12,489	734	13,223

Earnings (loss) per share of Class A common stock—basic	$(0.22)	$0.16	$(0.06)	$(0.20)	$0.24	$0.04
Earnings (loss) per share of Class A common stock—diluted	$(0.22)	$0.16	$(0.06)	$(0.20)	$0.24	$0.04

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units			4,421			—
Nonqualified stock options			3,902			147
Shares of Class B common stock			47,082			47,137
Total shares excluded from earnings (loss) per share of Class A common stock—diluted			55,405			47,284

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(40,081)	$—	$(40,081)	$(45,127)	$—	$(45,127)
Adjustments:
Add back: Stock-based compensation	—	21,855	21,855	—	62,192	62,192
Less: Gain on extinguishment of debt	—	—	—	—	(6,110)	(6,110)
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments(1)	—	1,072	1,072	—	(479)	(479)
Non-GAAP net income (loss)	(40,081)	22,927	(17,154)	(45,127)	55,603	10,476
Less: Net income (loss) attributable to noncontrolling interests(2)	(30,362)	16,590	(13,772)	(35,829)	44,825	8,996
Net income (loss) attributable to Viant Technology Inc.—basic	(9,719)	6,337	(3,382)	(9,298)	10,778	1,480
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	—	—	—	251	251
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock(1)	—	—	—	—	(61)	(61)
Net income (loss) attributable to Viant Technology Inc.—diluted	$(9,719)	$6,337	$(3,382)	$(9,298)	$10,968	$1,670
Denominator
Weighted-average shares of Class A common stock outstanding—basic	14,078	—	14,078	11,894	—	11,894
Effect of dilutive securities:
Restricted stock units	—	—	—	—	1,959	1,959
Nonqualified stock options	—	—	—	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	14,078	—	14,078	11,894	1,959	13,853

Earnings (loss) per share of Class A common stock—basic	$(0.69)	$0.45	$(0.24)	$(0.78)	$0.90	$0.12
Earnings (loss) per share of Class A common stock—diluted	$(0.69)	$0.45	$(0.24)	$(0.78)	$0.90	$0.12

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units			4,421			—
Nonqualified stock options			3,902			147
Shares of Class B common stock			47,082			47,137
Total shares excluded from earnings (loss) per share of Class A common stock—diluted			55,405			47,284

(1)The estimated income tax effect of our share of non-GAAP reconciling items are calculated using an assumed blended tax rate of 24%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.

(2)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation and gain on extinguishment of debt attributed to the noncontrolling interest of our company outstanding during the period.

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

The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Platform operations	$27,530	$28,967	$84,674	$85,026
Sales and marketing	16,949	15,131	47,991	49,869
Technology and development	5,576	6,590	15,590	20,521
General and administrative	11,650	11,981	34,458	36,477
Total operating expenses	61,705	62,669	182,713	191,893
Add:
Other expense, net	6	121	309	53
Less:
Traffic acquisition costs	(16,759)	(16,780)	(51,309)	(48,395)
Stock-based compensation	(7,711)	(15,415)	(21,855)	(62,192)
Depreciation and amortization	(3,366)	(2,972)	(9,746)	(8,024)
Non-GAAP operating expenses	$33,875	$27,623	$100,112	$73,335

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $199.7 million and working capital, consisting of current assets less current liabilities, of $228.6 million, compared to cash and cash equivalents of $238.5 million and working capital of $269.1 million as of December 31, 2021.

Our primary sources of cash are revenues derived from the programmatic purchase of advertising on our platform and our existing cash and cash equivalents, although we have, and may in the future, address our liquidity needs by utilizing our borrowing capacity under our asset-based revolving credit and security agreement (the “Loan Agreement”) we entered into with PNC Bank on October 31, 2019 or raising additional funds by issuing equity.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (continued)

(unaudited; tabular dollars in thousands, except for percentages and per share data)

On February 9, 2021, in connection with our IPO, we entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Viant Technology LLC, continuing members of Viant Technology LLC (our “pre-IPO owners”) and the TRA Representative (as defined in the Tax Receivable Agreement), as described under Note 10 to our unaudited condensed consolidated financial statements. As of September 30, 2022, we concluded that it was more likely than not that our deferred tax assets subject to the Tax Receivable Agreement would not be realized. Therefore, we currently do not expect to make payments under our Tax Receivable Agreement based on our estimates of future taxable income. As of September 30, 2022, the total unrecorded liability for our Tax Receivable Agreement is approximately $10.3 million.

We assess our liquidity in terms of our ability to generate cash sufficient to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We believe our existing cash and cash equivalents, cash flow from revenues derived from the programmatic purchase of advertising on our platform, and the undrawn availability under our revolving credit facility from the Loan Agreement will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations, the undrawn availability under our credit facility and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate positive cash flows through programmatic advertising purchases on our platform, our ability to access the capital markets, and other factors, including those discussed under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of September 30, 2022, our material cash requirements from known contractual obligations consisted of future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $0.8 million for the remainder of 2022, $4.5 million in 2023, $4.3 million in 2024, $4.3 million in 2025 and $4.3 million in 2026.

We did not have any off-balance sheet arrangements as of September 30, 2022 other than the indemnification agreements described in Note 13—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We are a holding company with no operations of our own and are dependent on distributions from Viant Technology LLC to pay our taxes and satisfy any current or future cash requirements. Our Loan Agreement with PNC Bank imposes, and any future credit facilities may impose, limitations on our ability and the ability of Viant Technology LLC to pay dividends to third parties.

Revolving Credit Facility

Our Loan Agreement with PNC Bank provides us with access to a $40.0 million senior secured revolving credit facility through October 31, 2024 and is collateralized by security interests in substantially all of our assets. As of September 30, 2022, there was no outstanding balance and up to $40.0 million of undrawn availability under the Loan Agreement. As of December 31, 2021, we had a balance of $17.5 million of outstanding borrowings and up to $22.5 million of undrawn availability under the Loan Agreement.

The Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us not to exceed a maximum leverage ratio at any time our undrawn availability under the Loan Agreement is less than 25%. As of September 30, 2022, we were in compliance with this covenant, and we do not believe this covenant or any other provision in the Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months.

For further discussion of our Loan Agreement with PNC Bank, refer to Note 8—Revolving Credit Facility and PPP Loan to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Consolidated Statements of Cash Flows Data
Cash flows provided by (used in) operating activities	$(13,314)	$30,085
Cash flows used in investing activities	(6,425)	(5,963)
Cash flows provided by (used in) financing activities	(19,076)	208,859
Increase (decrease) in cash and cash equivalents	$(38,815)	$232,981

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

Our cash flows used in operating activities for the nine months ended September 30, 2022 was $13.3 million, a net decrease of $43.4 million, or 144%, from cash flows provided by operating activities for the nine months ended September 30, 2021 of $30.1 million. The change in cash flows for the period were primarily due to:

•	a decrease of $40.1 million from net loss;
•

an increase of $34.8 million due to non-cash add back adjustments to net loss primarily comprised of $21.9 million for stock-based compensation, $9.7 million for depreciation and amortization, and $2.0 million of amortization of operating lease assets;

•

an increase of $0.3 million from changes in working capital (excluding deferred revenue, other liabilities, and operating lease liabilities), including a net increase of $13.3 million in accounts receivable, prepaid assets and other assets primarily related to lower sales and timing of customer collections due to seasonal fluctuations, partially offset by a decrease of $13.0 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments;

•

a decrease in deferred revenue of $6.5 million primarily related to a modification agreement with a customer whereby we paid a sum to the customer in exchange for the full, final and immediate termination of certain deferred revenue liabilities;

•	a decrease in operating lease liabilities of $1.0 million; and
•	a decrease in other liabilities of $0.9 million.

During the nine months ended September 30, 2021, cash provided by operating activities of $30.1 million resulted primarily from a net loss of $45.1 million offset by non-cash add back adjustments to net loss of $62.2 million for stock-based compensation, $8.0 million for depreciation and amortization, $0.2 million in recovery of doubtful accounts, gain on debt extinguishment of $6.1 million and an increase in net working capital (excluding deferred revenue and other liabilities) of $12.6 million, offset by a decrease in deferred revenue of $1.4 million and a decrease in other liabilities of $0.1 million.

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

Our cash flows used in investing activities for the nine months ended September 30, 2022 was $6.4 million, a net increase of $0.5 million, or 7.7%, from cash flows used in investing activities for nine months ended September 30, 2021 of $6.0 million. The change in cash flows for the nine months ended September 30, 2022 were primarily due to:

•	$5.9 million of investments in capitalized software to develop our software in support of enhancing our technology platform; and
•	$0.6 million of purchases of property and equipment.

During the nine months ended September 30, 2021, cash used in investing activities of $6.0 million resulted primarily from investments in capitalized software development costs.

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

Our cash flows used in financing activities for the nine months ended September 30, 2022 was $19.1 million, a net decrease of $227.9 million from cash flows provided by financing activities for the nine months ended September 30, 2021 of $208.9 million. The decrease in cash flows for the nine months ended September 30, 2022 compared to the prior period in 2021 is primarily a result of the $232.5 million of proceeds from our IPO that closed in February 2021, net of underwriting discounts and commissions and the $17.5 million repayment of our revolving credit facility during the nine months ended September 30, 2022.

During the nine months ended September 30, 2021, cash provided by financing activities of $208.9 million resulted primarily from $232.5 million of IPO proceeds, net of underwriting discounts and commissions, partially offset by payments of $2.6 million in related offering costs, $7.3 million in payments of member tax distributions and $13.7 million in taxes paid related to the net share settlement of equity awards.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

For information regarding recently issued accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 30, 2022, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Under the LTIP, we are permitted to satisfy any national, state, local or other tax withholding obligation due upon the vesting of an award granted under the LTIP by repurchasing an amount of shares otherwise deliverable on the vesting date having a fair market value equal to the withholding obligation. All of the shares repurchased by us during the third quarter of 2022 were in connection with this tax withholding obligation. During the three months ended September 30, 2022, we repurchased the following shares of our Class A common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/22 to 7/31/22	—	—	—	—
8/1/22 to 8/31/22	—	—	—	—
9/1/22 to 9/30/22	144,173	4.86	—	—
Total	144,173	$4.86	$—	$—

(1)	Represents the shares of Class A common stock we repurchased upon the vesting of restricted stock units to satisfy the applicable tax withholding obligations incidental to the vesting of such awards.

(2)	Represents the average price per share that we paid for the repurchases described above.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

VIANT TECHNOLOGY INC.

Date: November 9, 2022	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)