Form 10-Q
period 2023-03-31
Viant Technology Inc.
filed 2023-05-08
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______
Commission File Number: 001-40015
______________________________________________________________________________________________________________________________________________________
Viant Technology Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________________________________________________________________________________

Delaware	85-3447553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2722 Michelson Drive, Suite 100 Irvine, CA 92612
(Address of principal executive offices and zip code)
(949) 861-8888
(Registrant’s telephone number, including area code)
______________________________________________________________________________________________________________________________________________________
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
Yes ☐ No ☒
As of May 4, 2023, there were 15,064,581 shares and 47,082,260 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$41,720	$42,629
Operating expenses:
Platform operations	23,337	26,194
Sales and marketing	12,169	13,756
Technology and development	5,894	5,003
General and administrative	11,428	11,083
Total operating expenses	52,828	56,036
Loss from operations	(11,108)	(13,407)
Interest expense (income), net	(1,819)	152
Other expense, net	87	4
Total other expense (income), net	(1,732)	156
Net loss	(9,376)	(13,563)
Less: Net loss attributable to noncontrolling interests	(6,896)	(10,371)
Net loss attributable to Viant Technology Inc.	$(2,480)	$(3,192)
Loss per share of Class A common stock:
Basic	$(0.17)	$(0.23)
Diluted	$(0.17)	$(0.23)
Weighted-average shares of Class A common stock outstanding:
Basic	14,748	13,809
Diluted	14,748	13,809
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except per share data)

	As of March 31,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$201,742	$206,573
Accounts receivable, net of allowances	80,810	101,658
Prepaid expenses and other current assets	3,771	6,631
Total current assets	286,323	314,862
Property, equipment, and software, net	24,274	23,106
Operating lease assets	25,473	26,441
Intangible assets, net	507	667
Goodwill	12,422	12,422
Other assets	64	385
Total assets	$349,063	$377,883
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$20,782	$37,063
Accrued liabilities	28,580	35,063
Accrued compensation	6,223	9,162
Current portion of deferred revenue	1,055	123
Current portion of operating lease liabilities	3,973	3,711
Other current liabilities	2,447	1,995
Total current liabilities	63,060	87,117
Long-term debt	—	—
Long-term portion of operating lease liabilities	23,990	24,998
Total liabilities	87,050	112,115
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 15,444,078 and 14,783,886
Outstanding — 15,064,581 and 14,643,798	15	15
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 47,082,260 and 47,082,260	47	47
Additional paid-in capital	100,942	95,922
Accumulated deficit	(39,425)	(36,261)
Treasury stock, at cost; 379,497 and 140,088 shares held	(1,567)	(475)
Total stockholders’ equity attributable to Viant Technology Inc.	60,012	59,248
Noncontrolling interests	202,001	206,520
Total equity	262,013	265,768
Total liabilities and stockholders’ equity	$349,063	$377,883
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	14,784	$15	47,082	$47	$95,922	$(36,261)	(140)	$(475)	$206,520	$265,768
Cumulative impact of accounting adoption	—	—	—	—	—	(209)	—	—	—	(209)
Balance as of January 1, 2023	14,784	15	47,082	47	95,922	(36,470)	(140)	(475)	206,520	265,559
Issuance of Class A common stock in connection with equity-based compensation plans	660	1	—	—	(1)	—	—	—	—	—
Repurchase of treasury shares in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	(379)	(1,567)	—	(1,567)
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(475)	140	475	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(2,377)	—	—	—	2,377	—
Accrued member tax distributions	—	—	—	—	(1,474)	—	—	—	—	(1,474)
Stock-based compensation	—	—	—	—	8,872	—	—	—	—	8,872
Net loss	—	—	—	—	—	(2,480)	—	—	(6,896)	(9,376)
Balance as of March 31, 2023	15,444	$15	47,082	$47	$100,942	$(39,425)	(379)	$(1,567)	$202,001	$262,013

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2021	13,921	$14	47,107	$47	$82,888	$(20,139)	(216)	$(2,648)	$222,412	$282,574
Exchange of Class B common stock for Class A common stock	25	—	(25)	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with equity-based compensation plans	126	—	—	—	—	—	—	—	—	—
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(2,648)	216	2,648	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(4,276)	—	—	—	4,276	—
Accrued member tax distributions	—	—	—	—	(12)	—	—	—	—	(12)
Stock-based compensation	—	—	—	—	7,326	—	—	—	—	7,326
Net loss	—	—	—	—	—	(3,192)	—	—	(10,371)	(13,563)
Balance as of March 31, 2022	14,072	$14	47,082	$47	$85,926	$(25,979)	—	$—	$216,317	$276,325
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,376)	$(13,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,412	3,154
Stock-based compensation	7,472	6,376
Provision for (recovery of) doubtful accounts	22	51
Loss on disposal of assets	104	—
Amortization of operating lease assets	968	654
Changes in operating assets and liabilities:
Accounts receivable	20,618	30,790
Prepaid expenses and other assets	3,180	(568)
Accounts payable	(16,301)	(8,157)
Accrued liabilities	(6,504)	3,584
Accrued compensation	(3,350)	(2,721)
Deferred revenue	933	(6,486)
Operating lease liabilities	(743)	(461)
Other liabilities	(1,000)	(1,083)
Net cash provided by (used in) operating activities	(565)	11,570
Cash flows from investing activities:
Purchases of property and equipment	(291)	(373)
Capitalized software development costs	(2,382)	(1,725)
Net cash used in investing activities	(2,673)	(2,098)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(1,567)	—
Payment of member tax distributions	(26)	(16)
Net cash used in financing activities	(1,593)	(16)
Net increase (decrease) in cash and cash equivalents	(4,831)	9,456
Cash and cash equivalents at beginning of period	206,573	238,480
Cash and cash equivalents at end of period	$201,742	$247,936
Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$104
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$1,400	$950
Capitalized assets financed by accounts payable and accrued liabilities	$953	$464
Accrued member tax distributions	$1,450	$—
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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information which are unaudited and include the operations of the Company, Viant Technology LLC and its wholly owned subsidiaries. Viant Technology LLC is considered a variable interest entity. The Company is the primary beneficiary and sole managing member of Viant Technology LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Viant Technology LLC. All intercompany balances and transactions have been eliminated in consolidation.
Management believes that the accompanying condensed consolidated financial statements reflect the adjustments necessary for the fair statement of its condensed consolidated balance sheets, statements of operations, and cash flows included in this report. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain information and disclosures normally included in the Company's consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2022.
The condensed consolidated statements of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 (“fiscal 2023”), or for any other future annual or interim period.
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of March 31, 2023, the impact of widespread macroeconomic and geopolitical uncertainties, including the continuing impact of COVID-19, bank failures, labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks, and potential disruptions from the Russia-Ukraine conflict, on our business continues to evolve. As a result, many of our estimates and assumptions consider macroeconomic and geopolitical factors in the market, which require increased judgment and

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except for per share data)

carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available on the potential impact on our business of global economic and business events, our estimates may change materially in future periods.
Comprehensive Loss
For the periods presented, net loss is equal to comprehensive loss.
Accounts Receivable, Net of Allowances
The following table presents changes in the allowance for doubtful accounts for the three months ended March 31, 2023:

(in thousands)
Balance as of December 31, 2022	$1,015
Cumulative impact of accounting adoption	209
Provision for doubtful accounts	22
Write-offs, net of recoveries	(84)
Balance as of March 31, 2023	$1,162
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
As of March 31, 2023, one individual customer accounted for 10.3% of consolidated accounts receivable. As of December 31, 2022, no individual customers accounted for 10.0% or greater of consolidated accounts receivable.
As of March 31, 2023, two individual suppliers accounted for 15.7% and 10.6% of consolidated accounts payable and accrued liabilities. As of December 31, 2022, one supplier accounted for 24.6% of consolidated accounts payable and accrued liabilities.
For the three months ended March 31, 2023, one advertising agency holding company accounted for 11.5% of the Company's total revenue. For the three months ended March 31, 2022, no advertising agency holding company accounted for 10.0% or more of the Company's total revenue. For the three months ended March 31, 2023 and 2022, there were no individual customers that accounted for 10.0% or more of the Company’s total revenues.
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
Recently Adopted Accounting Pronouncements
Financial Instruments—Credit Losses
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which results in more timely recognition of losses on financial instruments. We adopted this standard at the beginning of fiscal 2023. As a result, we revised the impairment model to utilize an expected loss methodology in place of an incurred loss methodology related to our allowance for credit losses on our trade accounts receivable. We

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except for per share data)

evaluate our allowance for credit losses based on historical bad debt experience, our assessment of the financial condition of companies with which we do business, current macroeconomic conditions, and reasonable and supportable forecasts of future macroeconomic conditions. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
3. Revenue
The disaggregation of revenue was as follows:

	Three Months Ended March 31,
	2023	2022
Over-time revenue	$386	$137
Point-in-time revenue	41,334	42,492
Total revenue	$41,720	$42,629
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $1.1 million as of March 31, 2023 and $0.1 million as of December 31, 2022. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts.
Remaining deferred revenue that is anticipated to be recognized during the succeeding twelve month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.
4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of March 31,	As of December 31,
	2023	2022
Capitalized software development costs	$77,156	$72,988
Computer equipment	1,124	1,116
Purchased software	32	32
Furniture, fixtures and office equipment	957	1,226
Leasehold improvements	2,040	2,571
Total property, equipment and software	81,309	77,933
Less: Accumulated depreciation	(57,035)	(54,827)
Total property, equipment and software, net	$24,274	$23,106
Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2023	2022
Platform operations	$2,712	$2,136
Sales and marketing	—	—
Technology and development	393	595
General and administrative	147	136
Total	$3,252	$2,867
For the three months ended March 31, 2023 and 2022, total interest cost incurred was $0.1 million and $0.2 million, respectively. Interest costs capitalized during the three months ended March 31, 2023 and 2022 were de minimis.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except for per share data)

5. Leases
Lessee Arrangements
The Company has operating leases for its office space, which have remaining lease terms of up to eight years. The Company does not have finance leases.
Some of our leases include renewal options to extend the leases for up to five years and/or termination options to terminate the leases within one year. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease. The Company did not enter into any leases during the three months ended March 31, 2023.
As of March 31, 2023, our operating leases had a weighted-average remaining lease term of approximately seven years and a weighted-average incremental borrowing rate of 3.5%.
Cash paid for amounts included in the operating lease liabilities was $1.0 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$1,209	$812
Short-term lease cost	260	343
Variable lease cost	21	97
Total lease cost	$1,490	$1,252
Future minimum lease payments as of March 31, 2023 were as follows:

As of March 31,
Year	2023
Remainder of 2023	$3,659
2024	4,385
2025	4,270
2026	4,257
2027	4,182
Thereafter	10,811
Total undiscounted future lease payments	31,564
Less: Imputed interest	(3,601)
Present value of operating lease liabilities	27,963
Less: Operating lease liabilities, current	(3,973)
Operating lease liabilities, noncurrent	$23,990
6. Intangible Assets, Net
The balances of intangible assets and accumulated amortization are as follows:

	As of March 31, 2023
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	—	$4,927	$(4,927)	$—
Customer relationships	0.8	2,300	(2,026)	274
Trademarks/tradenames	2.9	1,400	(1,167)	233
Total		$8,627	$(8,120)	$507

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except for per share data)

	As of December 31, 2022
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.1	$4,927	$(4,869)	$58
Customer relationships	1.1	2,300	(1,944)	356
Trademarks/tradenames	3.2	1,400	(1,147)	253
Total		$8,627	$(7,960)	$667
Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2023	2022
Platform operations	$58	$175
Sales and marketing	—	—
Technology and development	—	—
General and administrative	102	112
Total	$160	$287
Estimated future amortization of intangible assets is as follows:

As of March 31,
Year	2023
Remainder of 2023	$306
2024	107
2025	80
2026	14
2027	—
Thereafter	—
Total	$507
7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of March 31,	As of December 31,
	2023	2022
Accrued traffic acquisition costs	$25,188	$29,631
Other accrued liabilities	3,392	5,432
Total accrued liabilities	$28,580	$35,063
The Company had a balance of $0.2 million and $0.2 million as of March 31, 2023 and December 31, 2022, respectively, payable to related parties for expenses they incurred on our behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The related expense incurred by the Company was $0.2 million for the three months ended March 31, 2023 and de minimis for the three months ended March 31, 2022.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except for per share data)

8. Revolving Credit Facility
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
Advances under the Loan Agreement bear interest through maturity at a variable rate based upon our selection of either a Domestic Rate or a LIBOR Rate, plus an applicable margin (“Domestic Rate Loans” and “LIBOR Rate Loans”). The Domestic Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. The Company did not have an outstanding balance during the three months ended March 31, 2023. The applicable margin is between 0.75% to 1.25% for Domestic Rate Loans and between 1.75% and 2.25% for LIBOR Rate Loans based on maintaining certain undrawn availability ratios. The applicable margin as of March 31, 2023 was equal to 0.75% for Domestic Rate Loans and 1.75% for LIBOR Rate Loans. The facility fee for undrawn amounts under the Loan Agreement is 0.375% per annum. We will be required to pay customary letter of credit fees, as necessary. Refer to Note 5—Leases for additional information.
The Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Loan Agreement) of 1.40 to 1.00 at any time undrawn availability under the Loan Agreement is less than 25%. As of March 31, 2023, we were in compliance with all covenants.
On April 4, 2023, we entered into an amendment to the Loan Agreement with PNC Bank (the "Amended Loan Agreement") that provides for an increase in the revolving credit facility, extends the maturity date, and changes the rates at which advances under the Amended Loan Agreement will bear interest. Refer to Note 14—Subsequent Events, for additional information.
9. Stock-Based Compensation
In connection with the IPO, which occurred on February 12, 2021, the Phantom Unit Plan was replaced by the LTIP. On February 12, 2021, 6.2 million restricted stock units (“RSUs”) were granted under the LTIP. The Company is authorized to grant RSUs, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance stock awards under its LTIP. As of March 31, 2023, the Company had only granted RSUs and nonqualified stock options under the LTIP. Under the LTIP, 4.5 million shares of Class A common stock remained available for grant as of March 31, 2023.
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2023	2022
Platform operations	$892	$1,086
Sales and marketing	2,512	2,179
Technology and development	1,327	1,169
General and administrative	2,741	1,942
Total	$7,472	$6,376

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except for per share data)

RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2022	3,928	$12.59
Granted	1,406	4.41
Vested	(800)	13.38
Canceled/forfeited	(38)	7.02
RSUs outstanding as of March 31, 2023	4,496	9.94
As of March 31, 2023, the Company had unrecognized stock-based compensation relating to RSUs of approximately $39.1 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Nonqualified Stock Options
The following summarizes nonqualified stock option activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,661	$6.14	9.2	$—
Granted	2,127	4.43
Exercised	—	—
Canceled	(8)	10.35
Expired	(25)	22.65
Outstanding as of March 31, 2023	5,755	5.43	9.3	33

Vested and exercisable	802	6.22	8.9	—
The weighted-average grant date fair value of the nonqualified stock options granted during the three months ended March 31, 2023 was $2.99. The Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $16.0 million, which is expected to be recognized over a weighted-average period of 2.6 years, as of March 31, 2023.
The following table presents the assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Risk free interest rate	4.3%	1.4%
Expected volatility	81.5%	61.5%
Expected term (in years)	6.0	5.9
Expected dividend yield	0.0%	0.0%
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
10. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset in the current and prior-year periods. The Company did not recognize an income tax benefit (expense) on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 75.8% due to the full valuation allowance against its deferred tax assets, resulting in an effective tax rate of 0.0% for each of the three months ended March 31, 2023 and 2022.
As of March 31, 2023, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize our deferred tax assets including the difference in our tax basis in excess of the financial reporting value for our investment in Viant Technology LLC. Consequently, we have established a full valuation allowance against our deferred tax assets as of March 31, 2023. In the event that management subsequently determines that it is MLTN that we will realize our deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.
The Company has concluded based on applicable accounting standards and the weight of all available evidence, that it was MLTN that its deferred tax assets subject to the Tax Receivable Agreement entered into with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021 (“TRA”) would not be realized as of March 31, 2023. Therefore, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of such deferred tax assets after concluding it was not probable that such TRA liability would be paid based on its estimates of future taxable income. As of the March 31, 2023, the total unrecorded TRA liability is approximately $10.3 million. If utilization of the deferred tax assets subject to the TRA becomes MLTN in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.
11. Loss Per Share
For the three months ended March 31, 2023 and 2022, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except for per share data)

The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(9,376)	$(13,563)
Less: Net loss attributable to noncontrolling interests	(6,896)	(10,371)
Net loss attributable to Viant Technology Inc.	$(2,480)	$(3,192)
Denominator
Weighted-average shares of Class A common stock outstanding—basic and diluted	14,748	13,809

Loss per share of Class A common stock—basic	$(0.17)	$(0.23)
Loss per share of Class A common stock—diluted	$(0.17)	$(0.23)

Anti-dilutive shares excluded from loss per share of Class A common stock—diluted:
Restricted stock units	4,496	4,858
Nonqualified stock options	5,755	3771
Shares of Class B common stock	47,082	47,082
Total shares excluded from loss per share of Class A common stock—diluted	57,333	55,711
12. Noncontrolling Interests
Viant Technology Inc. is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC. We report noncontrolling interests representing the economic interests in Viant Technology LLC held by the other members of Viant Technology LLC. The Viant Technology LLC Agreement classifies the interests acquired by the Company as Class A units, reclassified the interests held by the continuing members of Viant Technology LLC as Class B units and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in Viant Technology LLC while retaining control of Viant Technology LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Class B units in Viant Technology LLC by the other members and future issuances of Class A common stock under the LTIP will result in a change in ownership, where the Company will rebalance the noncontrolling interest, offset by a change in additional-paid-in-capital.
The following table summarizes the ownership of Viant Technology LLC:

	As of March 31, 2023		As of December 31, 2022
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	15,064,581	24.2%	14,643,798	23.7%
Noncontrolling interests	47,082,260	75.8%	47,082,260	76.3%
Total	62,146,841	100.0%	61,726,058	100.0%
There were no exchanges of Class B units of Viant Technology LLC for shares of the Company’s Class A common stock during the three months ended March 31, 2023.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except for per share data)

The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to Viant Technology Inc.	$(2,480)	$(3,192)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(2,377)	(4,276)
Change from net loss attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(4,857)	$(7,468)
13. Commitments and Contingencies
Lease Commitments
As of March 31, 2023, the Company had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of March 31, 2023, the Company had non-cancelable contractual agreements related to the hosting of our data storage processing, storage, and other computing services. As of March 31, 2023, we estimate these obligations to be approximately $8.8 million for the remainder of 2023, $6.1 million in 2024, $5.0 million in 2025, and $0.8 million in 2026.
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
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of March 31, 2023.
14. Subsequent Events
On April 4, 2023, we entered into the Amended Loan Agreement. The Amended Loan Agreement provides for an increase in the revolving credit facility to $75.0 million, extends the maturity date to April 4, 2028, and changes the rates at which advances will bear interest. Advances under the Amended Loan Agreement will bear interest at term SOFR plus 2.00% to 2.25% based on the average undrawn availability. The Company has no outstanding balances under the Amended Loan Agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Viant Technology Inc. and its subsidiaries (“Viant,” “we,” “us,” “our” or the “Company”) should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2023. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, risks and uncertainties discussed under the heading “Forward-Looking Statements” and “Risk Factors” and discussed elsewhere in this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs, the impact of macroeconomic and geopolitical events, including the ongoing COVID-19 pandemic, bank failures, labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks, and potential disruptions from the Russia-Ukraine conflict, on our business, operations, and the markets and communities in which we, our clients, and partners operate, results of operations, revenues, operating expenses, capital expenditures, sales and marketing initiatives and competition.
In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our demand side platform in enabling the programmatic purchase of advertising in the digital advertising industry; our product strategy; our efforts to enhance the security and privacy of our platform; the potential impacts of macroeconomic and geopolitical events, the business of our customers, suppliers and channel partners, and the economy; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
Such statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially from expected results. As a result, you should not put undue reliance on any forward-looking statement. These forward-looking statements are included throughout this Quarterly Report. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to, the risk factors discussed in the “Risk Factors” section of this Quarterly Report.
The forward-looking statements contained in this Quarterly Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors.” Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and we caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)
may be required by applicable securities laws. You should read this Quarterly Report, and the documents that we reference in this Quarterly Report and have filed with the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.
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
Adelphic is an easy-to-use self-service platform that provides our customers with transparency and control over their advertising campaigns. Our platform offers customers unique visibility across a variety of inventory, allowing them to create customized audience segments and leverage our people-based and strategic partner data to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and built-in automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return on advertising spend ("ROAS") across channels and we believe this can be a feature that helps us grow our customer base as more customers recognize its benefits.
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
We believe that offering a mix of pricing and service options provides greater flexibility and access to our platform for marketers and their advertising agencies seeking to plan, buy, and measure programmatic campaigns. As our customer base has grown, the number of percentage of spend customers has continued to increase relative to our fixed price customers, which tend to be less resilient during challenging macroeconomic periods.
Our financial results for the three months ended March 31, 2023 and 2022, respectively, include:
•Revenue of $41.7 million and $42.6 million, representing a decrease of 2.1%;
•Gross profit of $18.4 million and $16.4 million, representing an increase of 11.9%;
•Contribution ex-TAC1 of $28.0 million and $27.5 million, representing an increase of 1.6%;
•Net loss of $9.4 million and $13.6 million, representing an improvement of 30.9%;
•Non-GAAP net loss1 of $1.8 million and $6.8 million, representing an improvement of 73.2%; and
•Adjusted EBITDA1 of $(0.4) million and $(3.9) million, representing an increase of 90.0%.
(1)Contribution ex-TAC, non-GAAP net loss and adjusted EBITDA are non-GAAP financial measures. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC, non-GAAP net loss and adjusted EBITDA to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)
Factors Affecting Our Performance
Attract, Retain and Grow our Customer Base
Our future growth depends upon our ability to retain our existing customers and increase their usage of our platform as well as add new customers. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe we are well positioned to capture more of our customers’ programmatic budgets. We also continue to add functionality to our platform to encourage our customers to increase their usage. For instance, we continue to leverage artificial intelligence (AI) and machine learning in our platform to help our customers improve the efficiency and effectiveness of their advertising campaigns. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP, Adelphic, and highlight the advantages of our people-based framework as cookie-based options become increasingly limited.
Despite a number of significant macroeconomic headwinds and challenges, our active customers for the twelve months ended March 31, 2023 remained steady at 327, compared to the twelve months ended March 31, 2022. We evaluate our customers' usage of our platform and assess our market penetration and scale based on changes in revenue, contribution ex-TAC and advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee we charge customers. While we experienced customers reducing advertising budgets during the second half of 2022 due to macroeconomic conditions, we saw stabilizing trends during the first quarter of 2023, although our year-over-year comparisons were challenging due to the significant growth in the first quarter of 2022. Despite a modest decline in revenue for the first quarter of 2023 compared to the first quarter of 2022, contribution ex-TAC grew by 2% compared to the first quarter of 2022 and advertiser spend per active customer grew 6% compared to the three months ended March 31, 2022. We believe growing customer adoption of our newer products drove incremental revenue and contribution ex-TAC during the first quarter. Also, as our mix shift towards percentage of spend becomes less impactful and as fixed price becomes a smaller percentage of total advertiser spend, we expect contribution ex-TAC to grow faster than revenue. Notwithstanding stabilizing trends in the first quarter of 2023, we expect the deceleration in advertising spend that began in the second half of 2022 will continue into future periods if challenging macroeconomic and geopolitical conditions, as more fully discussed below, continue or worsen. For a detailed discussion of our key operating measures including the definition of active customers, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
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
Impact of Macroeconomic and Geopolitical Conditions
Macroeconomic conditions and geopolitical events, including the COVID-19 pandemic, bank failures, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks, labor shortages, shortages of goods and services, supply chain disruptions, and potential disruptions from the Russia-Ukraine conflict, continue to impact our business and the business of our customers, while also disrupting sales channels and advertising and marketing activities. While our number of active customers for the twelve months ended March 31, 2023 remained consistent over the past twelve months, we have observed decreases in revenue that we attribute to marketers in certain industry verticals decreasing or pausing their advertising spend due to the impacts of these macroeconomic conditions. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows, and on our clients, partners, industry and employees, and have slowed the pace of further investments in sales and marketing as a result of these factors. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Due to the nature of our business, the effect of these macroeconomic conditions and geopolitical events may not be fully reflected in our results of operations until future periods.
In the fourth quarter of 2022, we initiated a cost reduction plan aimed at reducing our operating expenses and sharpening our focus on key growth priorities in light of these macroeconomic conditions. This included a reduction of our employee headcount by approximately 13% and total restructuring charges included in our consolidated statements of operations for the year ended December 31, 2022 of $1.4 million, consisting primarily of cash severance payments, employee benefits, and related costs.
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
Results of Operations
The following tables present our condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Consolidated Statements of Operations Data:
Revenue	$41,720	$42,629
Operating expenses(1):
Platform operations	23,337	26,194
Sales and marketing	12,169	13,756
Technology and development	5,894	5,003
General and administrative	11,428	11,083
Total operating expenses	52,828	56,036
Loss from operations	(11,108)	(13,407)
Total other expense (income), net	(1,732)	156
Net loss	(9,376)	(13,563)
Less: Net loss attributable to noncontrolling interests	(6,896)	(10,371)
Net loss attributable to Viant Technology Inc.	$(2,480)	$(3,192)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)

	Three Months Ended March 31,
	2023	2022
	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Operating expenses(1):
Platform operations	56%	61%
Sales and marketing	29%	32%
Technology and development	14%	12%
General and administrative	27%	26%
Total operating expenses	127%	131%
Loss from operations	(27)%	(31)%
Total other expense (income), net	(4)%	—%
Net loss	(22)%	(32)%
Less: Net loss attributable to noncontrolling interests	(17)%	(24)%
Net loss attributable to Viant Technology Inc.	(6)%	(7)%
*Percentages may not sum due to rounding
(1)Stock-based compensation, depreciation, and amortization included in operating expenses are as follows:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation:
Platform operations	$892	$1,086
Sales and marketing	2,512	2,179
Technology and development	1,327	1,169
General and administrative	2,741	1,942
Total stock-based compensation	$7,472	$6,376

	Three Months Ended March 31,
	2023	2022
Depreciation:
Platform operations	$2,712	$2,136
Sales and marketing	—	—
Technology and development	393	595
General and administrative	147	136
Total depreciation	$3,252	$2,867

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)

	Three Months Ended March 31,
	2023	2022
Amortization:
Platform operations	$58	$175
Sales and marketing	—	—
Technology and development	—	—
General and administrative	102	112
Total amortization	$160	$287
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenue	$41,720	$42,629	$(909)	(2)%
Revenue decreased by $0.9 million, or 2%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease in revenue was primarily due to certain marketers in the business and financial services, consumer products, and retail industry verticals being impacted by the ongoing adverse effects of labor shortages, inflation and monetary supply shifts, rising interest rates, the tightening of credit markets, and other adverse macroeconomic and geopolitical developments potentially indicative of an economic slowdown or recession. This resulted in revenue decreasing across these industry verticals by a combined 27% from the prior-year period. This decrease was partially offset by a 22% increase in revenue from the prior-year period from marketers in industry verticals other than business and financial services, consumer products, and retail. Additionally, approximately 93% of our revenue for the three months ended March 31, 2023 came from customers that had been customers in the three months ended March 31, 2022.
Operating Expenses
Platform Operations

	Three Months Ended March 31,		Change
	2023	2022	$	%
Traffic acquisition costs	$13,729	$15,085	$(1,356)	(9)%
Other platform operations	9,608	11,109	(1,501)	(14)%
Total platform operations	$23,337	$26,194	$(2,857)	(11)%
Percentage of revenue	56%	61%
Platform operations expense decreased by $2.9 million, or 11%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily driven by a $1.4 million decrease in traffic acquisition costs ("TAC"), a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. TAC are amounts incurred and payable to suppliers for the cost of advertising media, third-party data and other add-on features. The decrease in other platform operations expense for the first quarter of 2023 was due to a $0.7 million decrease in cloud costs due to continued efforts to increase cloud infrastructure efficiencies, a $0.6 million decrease in third-party costs in support of our Adelphic platform, a $0.4 million decrease in personnel costs and a $0.2 million decrease in stock-based compensation driven by decreased headcount, partially offset by a $0.6 million increase in depreciation related to our continued investment in developed technology.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	$	%
Sales and marketing	$12,169	$13,756	$(1,587)	(12)%
Percentage of revenue	29%	32%
Sales and marketing expense decreased by $1.6 million, or 12%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This decrease was primarily due to a $2.0 million decrease in personnel costs due to a decrease in sales and marketing headcount and a $0.6 million decrease in advertising expense, partially offset by a $0.5 million increase in travel and entertainment expenses and a $0.3 million increase in stock-based compensation.
Technology and Development

	Three Months Ended March 31,		Change
	2023	2022	$	%
Technology and development	$5,894	$5,003	$891	18%
Percentage of revenue	14%	12%
Technology and development expense increased by $0.9 million, or 18%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily attributable to a $0.6 million increase in personnel costs and $0.2 million increase in stock-based compensation driven by increased technology and development headcount and a $0.2 million increase in cloud infrastructure costs, which was partially offset by a $0.2 million decrease in depreciation.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	$	%
General and administrative	$11,428	$11,083	$345	3%
Percentage of revenue	27%	26%
General and administrative expense increased by $0.3 million, or 3%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily attributable to a $0.8 million increase in stock-based compensation, a $0.3 million increase in travel and entertainment expenses, and a $0.1 million increase in software license and subscription costs, partially offset by a $0.4 million decrease in recruiting expenses, a $0.3 million decrease in business insurance and tax, accounting, legal, and consulting expenses associated with general corporate and compliance matters, and a $0.2 million decrease in personnel costs driven by decreased headcount.
Total Other Expense (Income), Net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(NM = Not Meaningful)
Total other expense (income), net	$(1,732)	$156	$(1,888)	NM
Percentage of revenue	(4)%	—%
Total other income for the three months ended March 31, 2023 was $1.7 million compared to total other expense of $0.2 million for the same period in 2022. The change from the prior year was primarily due to higher interest income and a lower interest expense as a result of paying off the full outstanding balance under our revolving credit facility with PNC Bank, National Association (“PNC Bank”) in May 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)
Key Operating and Financial Performance Measures
Use of Non-GAAP Financial Measures
We monitor certain non-GAAP financial measures to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. We believe these measures enhance an overall understanding of our performance and investors’ ability to review our business from the same perspective as management and facilitate comparisons of this period’s results with prior periods on a consistent basis by excluding items that management does not believe are indicative of our ongoing operating performance. These non-GAAP financial measures include contribution ex-TAC, average contribution ex-TAC per active customer, non-GAAP operating expenses, adjusted EBITDA, adjusted EBITDA as a percentage of contribution ex-TAC, non-GAAP net income (loss), and non-GAAP earnings (loss) per share of Class A common stock—basic and diluted, each of which are discussed immediately following the table below, along with the operational performance measure of active customers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures which are not prepared in accordance with GAAP, as they may be different from non-GAAP financial measures used by other companies and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

	Three Months Ended March 31,
	2023	2022	Change (%)
Operating and Financial Performance Measures
Gross profit	$18,383	$16,435	12%
Contribution ex-TAC	$27,991	$27,544	2%
Net loss	$(9,376)	$(13,563)	31%
Adjusted EBITDA	$(390)	$(3,881)	90%
Net loss as a percentage of gross profit	(51)%	(83)%	39%
Adjusted EBITDA as a percentage of contribution ex-TAC	(1)%	(14)%	93%
Non-GAAP net loss	$(1,814)	$(6,771)	73%
Total operating expenses	$52,828	$56,036	(6)%
Non-GAAP operating expenses	$28,381	$31,425	(10)%
Earnings (loss) per share—basic	$(0.17)	$(0.23)	26%
Earnings (loss) per share—diluted	$(0.17)	$(0.23)	26%
Non-GAAP earnings (loss) per share—basic	$(0.03)	$(0.09)	68%
Non-GAAP earnings (loss) per share—diluted	$(0.03)	$(0.09)	68%
Active customers	327	327	—%
Average gross profit per active customer(1)	$253	$291	(13)%
Average contribution ex-TAC per active customer(2)	$384	$435	(12)%
(1)We define average gross profit per active customer as gross profit for the trailing 12-month period divided by active customers.
(2)We define average contribution ex-TAC per active customer as contribution ex-TAC for the trailing 12-month period divided by active customers.
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
The following table presents the calculation of gross profit, the reconciliation of gross profit to contribution ex-TAC, average gross profit per active customer, and average contribution ex-TAC per active customer for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenue	$41,720	$42,629
Less: Platform operations	(23,337)	(26,194)
Gross profit	18,383	16,435
Add: Other platform operations	9,608	11,109
Contribution ex-TAC	$27,991	$27,544

Active customers	327	327
Average gross profit per active customer	$253	$291
Average contribution ex-TAC per active customer	$384	$435
Non-GAAP Operating Expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense (income), net less TAC, stock-based compensation, depreciation, amortization, and certain other items that are not related to our core operations, such as restructuring charges, and transaction expenses. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our quarterly and annual business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of depreciation, amortization, stock-based compensation, TAC and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)
controllable costs, and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
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
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Platform operations	$23,337	$26,194
Sales and marketing	12,169	13,756
Technology and development	5,894	5,003
General and administrative	11,428	11,083
Total operating expenses	52,828	56,036
Add:
Other expense, net	87	4
Less:
Traffic acquisition costs	(13,729)	(15,085)
Stock-based compensation	(7,472)	(6,376)
Depreciation and amortization	(3,412)	(3,154)
Restructuring(1)	79	—
Non-GAAP operating expenses	$28,381	$31,425
(1)Restructuring includes adjustments to severance charges initially recognized during the prior year.
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
Because of these and other limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, net loss and cash flows.
The following table presents a reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,376)	$(13,563)
Add back:
Interest expense (income), net	(1,819)	152
Depreciation and amortization	3,412	3,154
Stock-based compensation	7,472	6,376
Restructuring(1)	(79)	—
Adjusted EBITDA	$(390)	$(3,881)
(1)Restructuring includes adjustments to severance charges initially recognized during the prior year.
The following table presents the calculation of net loss as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Gross profit	$18,383	$16,435
Net loss	$(9,376)	$(13,563)
Net loss as a percentage of gross profit	(51)%	(83)%
Contribution ex-TAC(1)	$27,991	$27,544
Adjusted EBITDA	$(390)	$(3,881)
Adjusted EBITDA as a percentage of contribution ex-TAC	(1)%	(14)%
(1)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Average contribution ex-TAC per active customer.”
Non-GAAP net income (loss)
Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net loss adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt. Net income (loss) is the most comparable GAAP financial measure. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
Our use of non-GAAP net income (loss) has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define non-GAAP net income (loss) differently, which may make comparisons difficult. Because of these and other limitations, you should consider our non-GAAP

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)
financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net loss and cash flows.
The following table presents a reconciliation of net loss to non-GAAP net loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(9,376)	$(13,563)
Add back: Stock-based compensation	7,472	6,376
Add back: Restructuring(1)	(79)	—
Less: Income tax effect related to Viant Technology Inc.’s share of adjustments(2)	169	416
Non-GAAP net loss	$(1,814)	$(6,771)
(1)Restructuring includes adjustments to severance charges initially recognized during the prior year.
(2)The estimated income tax effect of our share of non-GAAP reconciling items for the three months ended March 31, 2023 and 2022 are calculated using assumed blended tax rates of 28% and 24%, respectively, which represent our expected corporate tax rate, excluding discrete and non-recurring tax items.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of common shares such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the three months ended March 31, 2023, Class B common stock and nonqualified stock

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)
options amounts have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method, respectively.
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Earnings (Loss) per Share		Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(9,376)		$—	$(9,376)	$(13,563)	$—	$(13,563)
Adjustments:
Add back: Stock-based compensation	—		7,472	7,472	—	6,376	6,376
Add back: Restructuring(1)	—	`	(79)	(79)	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments(2)	—		169	169	—	416	416
Non-GAAP net loss	(9,376)		7,562	(1,814)	(13,563)	6,792	(6,771)
Less: Net loss attributable to noncontrolling interests(3)	(6,896)		5,517	(1,379)	(10,371)	4,887	(5,484)
Net loss attributable to Viant Technology Inc.—basic	(2,480)		2,045	(435)	(3,192)	1,905	(1,287)
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—		—	—	—	(3)	(3)
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock	—		—	—	—	1	1
Net loss attributable to Viant Technology Inc.—diluted	$(2,480)		$2,045	$(435)	$(3,192)	$1,903	$(1,289)
Denominator
Weighted-average shares of Class A common stock outstanding —basic	14,748			14,748	13,809		13,809
Effect of dilutive securities:
Restricted stock units	—			—	—		—
Nonqualified stock options	—			—	—		—
Weighted-average shares of Class A common stock outstanding —diluted	14,748			14,748	13,809		13,809

Earnings (loss) per share of Class A common stock—basic	$(0.17)		$0.14	$(0.03)	$(0.23)	$0.14	$(0.09)
Earnings (loss) per share of Class A common stock—diluted	$(0.17)		$0.14	$(0.03)	$(0.23)	$0.14	$(0.09)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	4,496			4,496	4,858		4,858
Nonqualified stock options	5,755			5,755	3,771		3,771
Shares of Class B common stock	47,082			47,082	47,082		47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	57,333			57,333	55,711		55,711
(1)Restructuring includes adjustments to severance charges initially recognized during the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)
(2)The estimated income tax effect of our share of non-GAAP reconciling items for the three months ended March 31, 2023 and 2022 are calculated using assumed blended tax rates of 28% and 24%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(3)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation attributed to the noncontrolling interest of our company outstanding during the period.
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $201.7 million and working capital, consisting of current assets less current liabilities, of $223.3 million, compared to cash and cash equivalents of $206.6 million and working capital of $227.7 million as of December 31, 2022.
Our primary sources of cash are revenues derived from the programmatic purchase of advertising on our platform and our existing cash and cash equivalents, although we have, and may in the future, address our liquidity needs by utilizing our borrowing capacity under our asset-based revolving credit and security agreement (the “Loan Agreement”) we have with PNC Bank, obtaining debt financing from other sources, or raising additional funds by issuing equity.
Our primary uses of cash are capital expenditures to develop our technology in support of enhancing our platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; the payment of debt obligations used to finance our operations, capital expenditures, platform development and rapid growth; and future minimum payments under our non-cancelable operating leases. We intend to continue investing in critical areas of our business in 2023 to further accelerate demand for our product and growth across the platform.
As of March 31, 2023, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $3.7 million for the remainder of 2023, $4.4 million in 2024, $4.3 million in 2025, $4.3 million in 2026, and $4.2 million in 2027, and non-cancelable contractual agreements related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $8.8 million for the remainder of 2023, $6.1 million in 2024, $5.0 million in 2025, and $0.8 million in 2026.
On February 9, 2021, in connection with our IPO, we entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Viant Technology LLC, continuing members of Viant Technology LLC (our “pre-IPO owners”) and the TRA Representative (as defined in the Tax Receivable Agreement), as described under Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As of March 31, 2023, we concluded that it was more likely than not that our deferred tax assets subject to the Tax Receivable Agreement would not be realized. Therefore, we currently do not expect to make payments under our Tax Receivable Agreement based on our estimates of future taxable income. As of March 31, 2023, the total unrecorded liability for our Tax Receivable Agreement is approximately $10.3 million.
We assess our liquidity in terms of our ability to generate cash sufficient to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We believe our existing cash and cash equivalents, cash flow from revenues derived from the programmatic purchase of advertising on our platform, and the undrawn availability under our revolving credit facility from the Loan Agreement with PNC Bank will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations, the undrawn availability under our credit facility and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate positive cash flows through programmatic advertising purchases on our platform, our ability to access the capital markets, and other factors, including those discussed under the section titled “Risk Factors” in this Quarterly Report.
We did not have any other off-balance sheet arrangements as of March 31, 2023 other than the minimum payments under the operating leases, hosting arrangements, and the indemnification agreements described in Note 13—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
We are a holding company with no operations of our own and are dependent on distributions from Viant Technology LLC to pay our taxes and satisfy any current or future cash requirements. Our Loan Agreement with PNC Bank imposes, and any future credit facilities may impose, limitations on our ability and the ability of Viant Technology LLC to pay dividends to third parties.
Revolving Credit Facility
As of March 31, 2023, our Loan Agreement with PNC Bank provided us with access to a $40.0 million senior secured revolving credit facility through October 31, 2024 and is collateralized by security interests in substantially all of our assets. As of March 31, 2023 and December 31, 2022, there was no outstanding balance and up to $39.6 million of undrawn availability under the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)
Loan Agreement. On April 4, 2023, we entered into an amendment to the Loan Agreement with PNC Bank that provides for an increase in the revolving credit facility, extends the maturity date, and changes the rates at which advances under the loan agreement will bear interest. Refer to Note 14—Subsequent Events to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
The Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us not to exceed a maximum leverage ratio at any time our undrawn availability under the Loan Agreement is less than 25%. As of March 31, 2023, we were in compliance with this covenant, and we do not believe this covenant or any other provision in the Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months.
For further discussion of our Loan Agreement with PNC Bank, refer to Note 8—Revolving Credit Facility to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Consolidated Statements of Cash Flows Data
Cash flows provided by (used in) operating activities	$(565)	$11,570
Cash flows used in investing activities	(2,673)	(2,098)
Cash flows used in financing activities	(1,593)	(16)
Net increase (decrease) in cash and cash equivalents	$(4,831)	$9,456
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
Our cash flows used in operating activities for the three months ended March 31, 2023 was $0.6 million, a net decrease of $12.1 million, or 105%, from cash flows provided by operating activities for the three months ended March 31, 2022 of $11.6 million. Cash flows used in operating activities for the three months ended March 31, 2023 resulted primarily from:
•a decrease of $9.4 million from net loss;
•an increase of $12.0 million due to non-cash add back adjustments to net loss primarily comprised of $7.5 million for stock-based compensation, $3.4 million for depreciation and amortization, and $1.0 million of amortization of operating lease assets;
•an increase of $2.4 million from changes in working capital (excluding deferred revenue, other liabilities, and operating lease liabilities), including a net increase of $23.8 million in accounts receivable, prepaid assets and other assets primarily related to lower sales and timing of customer collections due to seasonal fluctuations, partially offset by a decrease of $26.2 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments;
•an increase in deferred revenue of $0.9 million;
•a decrease in operating lease liabilities of $0.7 million; and
•a decrease in other liabilities of $1.0 million.
During the three months ended March 31, 2022, cash provided by operating activities of $11.6 million resulted primarily from a net loss of $13.6 million offset by non-cash add back adjustments to net loss of $6.4 million for stock-based compensation, $3.2 million for depreciation and amortization, $0.1 million in recovery of doubtful accounts, $0.7 million of amortization of operating lease assets, and an increase in net working capital (excluding deferred revenue and other liabilities) of $22.9 million, offset by a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except for percentages and per share data)
decrease in deferred revenue of $6.5 million, a decrease in other liabilities of $1.1 million, and a decrease in operating lease liabilities of $0.5 million .
Cash Flows Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our technology in support of enhancing our platform and purchases of property and equipment in support of our growth. We capitalize certain costs associated with creating and enhancing internally developed software related to our technology infrastructure that are recorded within property, equipment and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to platform development projects. Purchases of property and equipment and capitalized software development costs may vary from period-to-period due to the timing of the expansion of our operations, the addition or reduction of headcount and our platform development cycles. As a result of capitalization of stock-based compensation in future periods and the growth of our business, we expect our capital expenditures and our investment activity to continue to increase.
Our cash flows used in investing activities for the three months ended March 31, 2023 was $2.7 million, a net increase of $0.6 million, or 27%, from cash flows used in investing activities for three months ended March 31, 2022 of $2.1 million. The change in cash flows for the three months ended March 31, 2023 were primarily due to:
•$2.4 million of investments in capitalized software to develop our technology in support of enhancing our platform; and
•$0.3 million of purchases of property and equipment.
During the three months ended March 31, 2022, cash used in investing activities of $2.1 million resulted primarily from investments in capitalized software development costs.
Cash Flows Used In Financing Activities
Our financing activities have consisted primarily of proceeds from borrowings and repayments of our debt, issuances of our equity and payments of member distributions. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and our growth.
Our cash flows used in financing activities for the three months ended March 31, 2023 was $1.6 million, which primarily consisted of taxes paid related to the net share settlement of equity awards. Cash flows used in financing activities for the three months ended March 31, 2022 was de minimis.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition net versus gross assessment in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of common stock and stock-based compensation, internal use software, and the assumptions used in the calculation of our expected loss rate used to determine our credit loss reserve have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Since the date of our Annual Report on Form 10-K for the year ended December 31, 2022, there have been no material changes in our critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Recently Issued Accounting Pronouncements
For information regarding recently issued accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2023, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties described below, together with all other information contained in this Quarterly Report and in our other public filings, including our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report. The occurrence of any of the following risks, as well as any risks or uncertainties not currently known to us or that we currently do not believe to be material, could materially and adversely affect our business, prospects, financial condition, results of operations and cash flow, in which case, the trading price of our Class A common stock could decline and you could lose all or part of your investment.
RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in the “Risk Factors” section of this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common stock. Some of the principal risks and uncertainties include the following:
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
•The effects of macroeconomic conditions and geopolitical events, such as economic recessions and the COVID-19 pandemic and other adverse market events, have had, and could in the future have, an adverse impact on our business, operating results and financial condition;
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
A significant amount of our revenue comes from advertising agencies. We had 327 active customers for the twelve months ended March 31, 2023, consisting primarily of advertising agencies. Many of these agencies are owned by advertising agency holding companies, where decision making is generally highly decentralized such that purchasing decisions are made, and relationships with marketers are located, at the agency, local branch or division level. If all of our individual customer contractual relationships were aggregated at the holding company level, one advertising agency holding company would represent 11.5% of our revenue for the three months ended March 31, 2023. Due to the highly decentralized operations and decision-making at the agencies owned by each of these advertising agency holding companies, we consider the individual agencies rather than the holding company to be our customers.
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
The effects of macroeconomic conditions and geopolitical events, such as economic recessions and the COVID-19 pandemic and other adverse market events, have had, and could in the future have, an adverse impact on our business, operating results and financial condition.
Our business and operations have been and could in the future be adversely affected by macroeconomic conditions and geopolitical events, such as bank failures, rising interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, the COVID-19 pandemic, and the ongoing Russia-Ukraine conflict. A recession, depression, or other economic slowdown resulting from macroeconomic conditions and geopolitical events could materially and adversely affect our business and that of our customers or potential customers and our results could fluctuate unpredictably.
Our business depends on the overall demand for advertising and on the economic health of our customers that benefit from our platform. Economic downturns or unstable market conditions may cause our customers to decrease their advertising budgets, which could reduce usage of our platform and adversely affect our business, operating results and financial condition. Our customers’ and potential customers’ businesses or cash flows have recently been and may continue to be negatively impacted by the economic uncertainty related to, among other things, bank failures, inflation and monetary supply shifts, labor shortages, supply shortages, tightening of credit markets, the COVID-19 pandemic and the ongoing Russia-Ukraine conflict, which has led and may continue to lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our customers pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations may be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by macroeconomic conditions and geopolitical events. During the first quarter of 2023, we observed decreases in revenue that we attribute to marketers in certain industry verticals, particularly those in the business and financial services, consumer products, retail, and jobs and employment, decreasing or pausing their advertising spend due to the impacts of recent macroeconomic conditions.
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
Laws in the United States (including the California Consumer Privacy Act of 2018 ("CCPA"), as amended by the California Privacy Rights Act of 2020 ("CPRA")) and other jurisdictions such as Europe (including GDPR, ePrivacy Directive) and increased regulatory activity has focused on third-party data suppliers. These laws pose additional and material compliance risks to such suppliers, and they may not be able to comply with such laws, which would limit our ability to obtain data that is necessary to operate our core business. For example, some data suppliers are required to register as data brokers under California and Vermont privacy laws, file reports with regulators and expose themselves to increased scrutiny. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, provided appropriate notice to data subjects, obtained necessary consents, or established a legal basis for the transfer and processing of the data by us.
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
We had 321 employees as of March 31, 2023. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
We allow our customers and suppliers to utilize application programming interfaces ("APIs"), with our platform, which could result in outages or security breaches and negatively impact our business, operating results and financial condition.
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
In 2011, we acquired Myspace LLC, which owns Myspace.com. We have faced and may continue to face claims, investigations, or lawsuits or incur liability as a result of content published or made available on Myspace.com, including claims for defamation, intellectual property rights, including copyright infringement, rights of publicity and privacy, illegal content, misinformation, content regulation and personal injury torts. The laws relating to the liability of providers of online products or services for activities of the people who use them remain somewhat unsettled, both within the United States and internationally. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear or where we may be less protected under local laws than we are in the United States. For example, in April 2019, the European Union ("EU") passed a directive expanding online platform liability for copyright infringement and regulating certain uses of news content online, which member states had to implement by June 2021. In addition, there have been various Congressional efforts, executive actions, and civil litigation efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change, or if courts begin to interpret this law more narrowly than they have historically done. We could incur significant costs investigating and defending claims related to content published or made available on Myspace.com and, if we are found liable, could face significant damages.
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
Outside the United States, an increasing number of laws, regulations, and industry standards may apply to our data privacy and security practices. For example, the EU’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) imposes strict requirements applicable to the Processing of individuals’ personal information, respectively, in the European Economic Area (“EEA”) and the United Kingdom (“UK”). The EU GDPR imposes strict requirements for Processing the personal information of individuals and includes significant penalties for noncompliance of up to the greater of €20 million or 4% of an enterprise’s global turnover (or revenue) for the preceding fiscal year. Companies that violate the GDPR can also face prohibitions on data processing and other corrective action, such as class action brought by classes of data subjects or by consumer protection organizations authorized at law to represent their interests. Additionally, Member States may assess other penalties for noncompliance. Additionally, several European legislative proposals could significantly affect our business. For example, the ePrivacy Regulation, which would repeal that European Union Directive 2002/58/EC (ePrivacy Directive), could impose new obligations or limitations in areas affecting our business, notably with respect to the use of cookies. There is also a proposed regulation related to artificial intelligence (“AI”) that, if adopted, could impose onerous obligations related to the use of AI-related systems. We may have to change our business practices to comply with such obligations. These changes to the regulatory landscape, coupled with EU and UK regulators’ increasing focus on compliance with requirements related to the online behavioral advertising ecosystem could, limit the ability to obtain data through integrations with data suppliers, divert the attention of our technology personnel, adversely affect our margins, subject us to liabilities, and may require us to make significant operational changes.
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
Viant Technology Inc. is a holding company and its only business is to act as the managing member of Viant Technology LLC, and its only material assets are Class A units representing approximately 24.2% of the membership interests of Viant Technology LLC as of March 31, 2023. Viant Technology Inc. does not have any independent means of generating revenue. We anticipate that Viant Technology LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Viant Technology LLC. Accordingly, Viant Technology Inc. is required to pay income taxes on its allocable share of any net taxable income of Viant Technology LLC. We cause Viant Technology LLC to make distributions to each of its members, including Viant Technology Inc., in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow Viant Technology Inc. to make payments under the Tax Receivable Agreement. In addition, Viant Technology LLC reimburses Viant Technology Inc. for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, Viant Technology Inc. shall receive the full amount of its tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that Viant Technology Inc. needs funds, and Viant Technology LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect Viant Technology Inc.’s ability to pay dividends and taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition.

The Internal Revenue Service (“IRS”) might challenge the tax basis step-ups and other tax benefits we received in connection with our IPO and the related transactions and in connection with future acquisitions of Viant Technology LLC units.
The Viant Technology LLC units held directly by the members of Viant Technology LLC other than Viant Technology Inc., including the Tim Vanderhook, Chris Vanderhook, and Capital V LLC (formerly Four Brothers 2 LLC) (the "Vanderhook Parties"), may in the future be exchanged for shares of our Class A common stock or, at our election, cash. Those exchanges may result in increases in the tax basis of the assets of Viant Technology LLC that otherwise would not have been available. These increases in tax basis are expected to increase (for tax purposes) Viant Technology Inc.’s depreciation and amortization and, together with other tax benefits, reduce the amount of tax that Viant Technology Inc. would otherwise be required to pay, although it is possible that the IRS might challenge all or part of these tax basis increases or other tax benefits, and a court might sustain such a challenge. Viant Technology Inc.’s ability to achieve benefits from any tax basis increases or other tax benefits will depend upon a number of factors, as discussed below, including the timing and amount of our future income.
We will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the basis increases or other tax benefits described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of our ultimate cash tax savings.
We are required to pay over to continuing members of Viant Technology LLC most of the tax benefits we receive from tax basis step-ups (and certain other tax benefits) attributable to its acquisition of units of Viant Technology LLC, and the amount of those payments may be substantial.
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
Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. In particular, we offer our customers a choice of two different pricing options: a percentage of spend option and a fixed CPM pricing option. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. Our revenue and contribution ex-TAC vary across these different pricing and service options, and therefore our results may vary based on the mix of pricing and service options chosen by customers in any given period. The varying nature of our pricing mix between periods may make it more difficult for us to forecast our future operating results. Further, variation in our pricing mix may make it more difficult to make comparisons between prior, current and future periods. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Fluctuations in our operating results could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our Class A common stock. Because our business is changing and evolving rapidly, and the macroeconomic and geopolitical environment continues to evolve as a result of the COVID-19 pandemic, bank failures, labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, and potential disruptions from the ongoing Russia-Ukraine conflict, our historical operating results may not be necessarily indicative of our future operating results. In addition to changes in terms of mix of our different pricing options, factors that may cause our operating results to fluctuate include the following:
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
Our Loan Agreement with PNC Bank contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur indebtedness, create liens, make investments, merge with other companies, dispose of our assets, prepay other indebtedness and make dividends and other distributions. The terms of our Loan Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. As of March 31, 2023, the Loan Agreement also contains a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Loan Agreement is less than 25%. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest under the Loan Agreement.
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
The market price of equity securities of technology companies has historically experienced high levels of volatility. The closing price of our Class A common stock since first trading on February 10, 2021 through May 5, 2023 has ranged from a low of $3.15 to a high of $68.31. The market price of our Class A common stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. For instance, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
Through their ownership of Class B common stock, the Vanderhook Parties control 71.0% of the voting power of our common stock in the election of directors as of March 31, 2023. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.
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
We are an emerging growth company (an “EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We could be an EGC until December 31, 2026. We will cease to be an EGC upon the earliest of: (i) until December 31, 2026, (ii) the first fiscal year after our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.
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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In March 2023, we repurchased shares of Class A common stock in connection with the vesting of restricted stock units to provide the holders of such restricted units with cash to satisfy the estimated taxes incidental to the vesting of the related awards.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/23 to 1/31/23	—	$—	—	$—
2/1/23 to 2/28/23	—	—	—	—
3/1/23 to 3/31/23	70,200	4.13	—	—
Total	70,200	$4.13	—	—
(1) Represents the average price per share that we paid for the repurchases described above.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Viant Technology Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)

3.2
Amended and Restated Bylaws of Viant Technology Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)

10.1
Sixth Amendment to the Revolving Credit and Security Agreement and Guaranty, dated as of April 4, 2023, among Viant Technology LLC, Viant US LLC, Adelphic LLC, Myspace LLC, Viant Technology Inc., the Lenders party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40015) filed on April 6, 2023)

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
______________________
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

VIANT TECHNOLOGY INC.

Date: May 8, 2023	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)