Form 10-Q
period 2023-06-30
Viant Technology Inc.
filed 2023-08-07
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No ☒
As of August 3, 2023, there were 15,342,563 shares and 47,082,260 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements
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
The forward-looking statements contained in this Quarterly Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” in this Quarterly Report. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and we caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$57,223	$51,200	$98,943	$93,829
Operating expenses:
Platform operations	33,523	30,950	56,860	57,144
Sales and marketing	11,691	17,286	23,860	31,042
Technology and development	6,172	5,011	12,066	10,014
General and administrative	11,088	11,725	22,516	22,808
Total operating expenses	62,474	64,972	115,302	121,008
Loss from operations	(5,251)	(13,772)	(16,359)	(27,179)
Interest expense (income), net	(2,049)	21	(3,868)	173
Other expense, net	1	299	88	303
Total other expense (income), net	(2,048)	320	(3,780)	476
Net loss	(3,203)	(14,092)	(12,579)	(27,655)
Less: Net loss attributable to noncontrolling interests	(2,140)	(10,691)	(9,036)	(21,062)
Net loss attributable to Viant Technology Inc.	$(1,063)	$(3,401)	$(3,543)	$(6,593)
Loss per share of Class A common stock:
Basic	$(0.07)	$(0.24)	$(0.24)	$(0.47)
Diluted	$(0.07)	$(0.24)	$(0.24)	$(0.47)
Weighted-average shares of Class A common stock outstanding:
Basic	15,135	14,114	14,943	13,962
Diluted	15,135	14,114	14,943	13,962
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$203,901	$206,573
Accounts receivable, net of allowances	89,967	101,658
Prepaid expenses and other current assets	4,190	6,631
Total current assets	298,058	314,862
Property, equipment, and software, net	25,829	23,106
Operating lease assets	24,715	26,441
Intangible assets, net	405	667
Goodwill	12,422	12,422
Other assets	26	385
Total assets	$361,455	$377,883
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$31,765	$37,063
Accrued liabilities	29,831	35,063
Accrued compensation	5,878	9,162
Current portion of deferred revenue	180	123
Current portion of operating lease liabilities	3,918	3,711
Other current liabilities	2,494	1,995
Total current liabilities	74,066	87,117
Long-term debt	—	—
Long-term portion of operating lease liabilities	23,334	24,998
Total liabilities	97,400	112,115
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 15,598,505 and 14,783,886
Outstanding — 15,342,563 and 14,643,798	16	15
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 47,082,260 and 47,082,260	47	47
Additional paid-in capital	102,885	95,922
Accumulated deficit	(41,636)	(36,261)
Treasury stock, at cost; 255,942 and 140,088 shares held	(1,074)	(475)
Total stockholders’ equity attributable to Viant Technology Inc.	60,238	59,248
Noncontrolling interests	203,817	206,520
Total equity	264,055	265,768
Total liabilities and stockholders’ equity	$361,455	$377,883
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	14,784	$15	47,082	$47	$95,922	$(36,261)	(140)	$(475)	$206,520	$265,768
Cumulative impact of accounting adoption	—	—	—	—	—	(209)	—	—	—	(209)
Balance as of January 1, 2023	14,784	15	47,082	47	95,922	(36,470)	(140)	(475)	206,520	265,559
Issuance of Class A common stock in connection with equity-based compensation plans	660	1	—	—	(1)	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	(379)	(1,567)	—	(1,567)
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(475)	140	475	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(2,377)	—	—	—	2,377	—
Accrued member tax distributions	—	—	—	—	(1,474)	—	—	—	—	(1,474)
Stock-based compensation	—	—	—	—	8,872	—	—	—	—	8,872
Net loss	—	—	—	—	—	(2,480)	—	—	(6,896)	(9,376)
Balance as of March 31, 2023	15,444	$15	47,082	$47	$100,942	$(39,425)	(379)	$(1,567)	$202,001	$262,013
Issuance of Class A common stock in connection with equity-based compensation plans	154	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	(154)	(655)	—	(655)
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(1,148)	277	1,148	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(3,956)	—	—	—	3,956	—
Accrued member tax distributions	—	—	—	—	(4,151)	—	—	—	—	(4,151)
Stock-based compensation	—	—	—	—	10,050	—	—	—	—	10,050
Net loss	—	—	—	—	—	(1,063)	—	—	(2,140)	(3,203)
Balance as of June 30, 2023	15,598	$16	47,082	$47	$102,885	$(41,636)	(256)	$(1,074)	$203,817	$264,055

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2021	13,921	$14	47,107	$47	$82,888	$(20,139)	(216)	$(2,648)	$222,412	$282,574
Exchange of Class B common stock for Class A common stock	25	—	(25)	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with equity-based compensation plans	126	—	—	—	—	—	—	—	—	—
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(2,648)	216	2,648	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(4,276)	—	—	—	4,276	—
Accrued member tax distributions	—	—	—	—	(12)	—	—	—	—	(12)
Stock-based compensation	—	—	—	—	7,326	—	—	—	—	7,326
Net loss	—	—	—	—	—	(3,192)	—	—	(10,371)	(13,563)
Balance as of March 31, 2022	14,072	$14	47,082	$47	$85,926	$(25,979)	—	$—	$216,317	$276,325
Issuance of Class A common stock in connection with equity-based compensation plans	322	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	(140)	(861)	—	(861)
Allocation of equity to noncontrolling interests	—	—	—	—	(5,455)	—	—	—	5,455	—
Accrued member tax distributions	—	—	—	—	(16)	—	—	—	—	(16)
Stock-based compensation	—	—	—	—	8,821	—	—	—	—	8,821
Net loss	—	—	—	—	—	(3,401)	—	—	(10,691)	(14,092)
Balance as of June 30, 2022	14,394	$14	47,082	$47	$89,276	$(29,380)	(140)	$(861)	$211,081	$270,177
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,579)	$(27,655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,951	6,380
Stock-based compensation	16,001	14,144
Provision for doubtful accounts	49	51
Loss on disposal of assets	104	305
Noncash lease expense	1,940	1,311
Changes in operating assets and liabilities:
Accounts receivable	11,433	17,206
Prepaid expenses and other assets	2,799	65
Accounts payable	(5,554)	(4,652)
Accrued liabilities	(5,187)	(2,528)
Accrued compensation	(3,206)	(4,607)
Deferred revenue	57	(6,486)
Operating lease liabilities	(1,671)	(957)
Other liabilities	(282)	(1,096)
Net cash provided by (used in) operating activities	10,855	(8,519)
Cash flows from investing activities:
Purchases of property and equipment	(348)	(397)
Capitalized software development costs	(6,114)	(3,941)
Net cash used in investing activities	(6,462)	(4,338)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(2,222)	(861)
Payment of member tax distributions	(4,843)	(14)
Repayment of revolving credit facility	—	(17,500)
Net cash used in financing activities	(7,065)	(18,375)
Net decrease in cash and cash equivalents	(2,672)	(31,232)
Cash and cash equivalents at beginning of period	206,573	238,480
Cash and cash equivalents at end of period	$203,901	$207,248
Supplemental disclosure of cash flow information:
Cash paid for interest	$75	$167
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$2,921	$2,003
Operating lease assets obtained in exchange for operating lease liabilities	$214	$—
Capitalized assets financed by accounts payable and accrued liabilities	$636	$314
Accrued member tax distributions	$782	$19
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

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
(unaudited; tabular dollars in thousands, except per share data)

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
The condensed consolidated statements of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 (“fiscal 2023”), or for any other future annual or interim period.
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
The impact of widespread macroeconomic and geopolitical uncertainties, including the impact of pandemics, bank failures, labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks, and potential disruptions from the Russia-Ukraine conflict on our business continues to evolve. Many of our estimates and assumptions consider these macroeconomic and geopolitical factors in the market, which require increased judgment and carry a higher degree of variability

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

and volatility. As events continue to evolve and additional information becomes available on the potential impact on our business of global economic and business events, our estimates may change materially in future periods as a result.
Comprehensive Loss
For the periods presented, net loss is equal to comprehensive loss.
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of June 30, 2023, cash equivalents includes money market funds of $183.1 million.
Accounts Receivable, Net of Allowances
The following table presents changes in the allowance for doubtful accounts for the three and six months ended June 30, 2023:

(in thousands)
Balance as of December 31, 2022	$1,015
Cumulative impact of accounting adoption	209
Provision for doubtful accounts	22
Write-offs, net of recoveries	(84)
Balance as of March 31, 2023	$1,162
Provision for doubtful accounts	27
Write-offs, net of recoveries	(54)
Balance as of June 30, 2023	$1,135
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
As of June 30, 2023, two individual customers accounted for 11.8% and 10.1% of consolidated accounts receivable. As of December 31, 2022, no individual customers accounted for 10.0% or greater of consolidated accounts receivable.
As of June 30, 2023, two individual suppliers accounted for 12.8% and 12.2% of consolidated accounts payable and accrued liabilities. As of December 31, 2022, one supplier accounted for 24.6% of consolidated accounts payable and accrued liabilities.
For the three and six months ended June 30, 2023, there were no advertising agency holding companies that accounted for 10.0% or more of the Company’s total revenue. For the three and six months ended June 30, 2022, one advertising agency holding company accounted for 12.7% and 10.5% of the Company's total revenue, respectively. For the three and six months ended June 30, 2023, there was one individual customer that accounted for 18.4% and 12.2% of the Company’s total revenue, respectively. For the three and six months ended June 30, 2022, there were no individual customers that accounted for 10.0% or more of the Company’s total revenue.
JOBS Act Election as an Emerging Growth Company
On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.235 billion in annual gross revenues, has less than $700 million in market value of its shares of common stock held by non-affiliates and issues less than $1 billion of non-convertible debt over a three-year period. The Company may take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

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
Recently Adopted Accounting Pronouncements
Financial Instruments—Credit Losses
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which results in more timely recognition of losses on financial instruments. We adopted this standard at the beginning of fiscal 2023. As a result, we revised the impairment model to utilize an expected loss methodology in place of an incurred loss methodology related to our allowance for credit losses on our trade accounts receivable. We evaluate our allowance for credit losses based on historical bad debt experience, our assessment of the financial condition of companies with which we do business, current macroeconomic conditions, and reasonable and supportable forecasts of future macroeconomic conditions. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
3. Revenue
The disaggregation of revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Over-time revenue	$783	$173	$1,169	$361
Point-in-time revenue	56,440	51,027	97,774	93,468
Total revenue	$57,223	$51,200	$98,943	$93,829
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $0.2 million as of June 30, 2023 and $0.1 million as of December 31, 2022. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts.
Remaining deferred revenue that is anticipated to be recognized during the succeeding twelve month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.
4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of June 30,	As of December 31,
	2023	2022
Capitalized software development costs	$81,828	$72,988
Computer equipment	1,371	1,116
Purchased software	32	32
Furniture, fixtures and office equipment	957	1,226
Leasehold improvements	2,090	2,571
Total property, equipment and software	86,278	77,933
Less: Accumulated depreciation	(60,449)	(54,827)
Total property, equipment and software, net	$25,829	$23,106

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Platform operations	$2,910	$2,573	$5,622	$4,709
Sales and marketing	—	—	—	—
Technology and development	383	223	776	818
General and administrative	144	153	291	289
Total	$3,437	$2,949	$6,689	$5,816
For the three months ended June 30, 2023, total interest cost incurred was $0.1 million. For the three months ended June 30, 2022, total interest cost incurred was de minimis. For the six months ended June 30, 2023 and 2022, total interest cost incurred was $0.2 million and $0.2 million, respectively. Interest costs capitalized during the three and six months ended June 30, 2023 and 2022 were de minimis.
5. Leases
Lessee Arrangements
We have operating leases for our office space, which have remaining lease terms of up to eight years. We do not have finance leases.
Some of our leases include renewal options to extend the leases for up to five years and/or termination options to terminate the leases within one year. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease.
As of June 30, 2023, our operating leases had a weighted-average remaining lease term of approximately seven years and a weighted-average incremental borrowing rate of 3.5%.
Cash paid for amounts included in the operating lease liabilities was $1.2 million and $2.2 million for the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2022, respectively.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$1,200	$812	$2,421	$1,624
Short-term lease cost	81	355	341	698
Variable lease cost	—	2	9	99
Total lease cost	$1,281	$1,169	$2,771	$2,421

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Future minimum lease payments as of June 30, 2023 were as follows:

As of June 30,
Year	2023
Remainder of 2023	$2,512
2024	4,417
2025	4,303
2026	4,291
2027	4,216
Thereafter	10,934
Total undiscounted future lease payments	30,673
Less: Imputed interest	(3,421)
Present value of operating lease liabilities	27,252
Less: Operating lease liabilities, current	(3,918)
Operating lease liabilities, noncurrent	$23,334
6. Intangible Assets, Net
The balances of intangible assets and accumulated amortization are as follows:

	As of June 30, 2023
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	—	$4,927	$(4,927)	$—
Customer relationships	0.6	2,300	(2,108)	192
Trademarks/tradenames	2.7	1,400	(1,187)	213
Total		$8,627	$(8,222)	$405

	As of December 31, 2022
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.1	$4,927	$(4,869)	$58
Customer relationships	1.1	2,300	(1,944)	356
Trademarks/tradenames	3.2	1,400	(1,147)	253
Total		$8,627	$(7,960)	$667
Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Platform operations	$—	$175	$58	$350
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	102	102	204	214
Total	$102	$277	$262	$564

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Estimated future amortization of intangible assets is as follows:

As of June 30,
Year	2023
Remainder of 2023	$204
2024	107
2025	80
2026	14
2027	—
Thereafter	—
Total	$405
7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
	2023	2022
Accrued traffic acquisition costs	$24,861	$29,631
Other accrued liabilities	4,970	5,432
Total accrued liabilities	$29,831	$35,063
The Company had a balance of $0.2 million as of December 31, 2022 payable to related parties for expenses they incurred on our behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The Company did not have a balance recorded within accrued liabilities payable to related parties as of June 30, 2023. The related expense incurred by the Company was $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and $0.4 million for the three and six months ended June 30, 2022.
8. Revolving Credit Facility
On October 31, 2019, we entered into an asset-based revolving credit and security agreement (the "Loan Agreement") with PNC Bank, National Association (“PNC Bank”) that originally provided a senior secured revolving credit facility with borrowing capacity of up to $40.0 million and a maturity date of October 31, 2024. On April 4, 2023, we entered into an amendment to the Loan Agreement (as so amended, the "Amended Loan Agreement") that increases the borrowing capacity under the revolving credit facility to $75.0 million, extends the maturity date to April 4, 2028, and changes the rates at which advances will bear interest. The Amended Loan Agreement is collateralized by security interests in substantially all of our assets.
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon our selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate (as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The Company did not have an outstanding balance during the six months ended June 30, 2023. The applicable margin is between 1.00% to 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of June 30, 2023 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum. We will be required to pay customary letter of credit fees, as necessary.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

(as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of June 30, 2023, we were in compliance with all covenants as part of the Amended Loan Agreement.
Prior to the Amended Loan Agreement, advances under the Loan Agreement bore interest through maturity at a variable rate based upon our selection of either a Domestic Rate Loan or a LIBOR Rate Loan. For Domestic Rate Loans, borrowings bore interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate was defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily LIBOR Rate plus 1.00%. For LIBOR Rate Loans, borrowings bore interest at the LIBOR Rate (as defined in the Loan Agreement) plus an applicable margin. The applicable margin was between 0.75% to 1.25% for Domestic Rate Loans and between 1.75% and 2.25% for LIBOR Rate Loans based on maintaining certain undrawn availability ratios. The facility fee for undrawn amounts under the Loan Agreement was 0.375% per annum.
9. Stock-Based Compensation
In connection with the IPO, which occurred on February 12, 2021, the Phantom Unit Plan was replaced by the LTIP. On February 12, 2021, 6.2 million restricted stock units (“RSUs”) were granted under the LTIP. The Company is authorized to grant RSUs, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance stock awards under its LTIP. As of June 30, 2023, the Company had only granted RSUs and nonqualified stock options under the LTIP. Under the LTIP, 4.4 million shares of Class A common stock remained available for grant as of June 30, 2023.
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Platform operations	$1,124	$1,303	$2,016	$2,389
Sales and marketing	2,520	2,426	5,032	4,605
Technology and development	1,507	1,425	2,834	2,594
General and administrative	3,378	2,614	6,119	4,556
Total	$8,529	$7,768	$16,001	$14,144
RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2022	3,928	$12.59
Granted	1,406	4.41
Vested	(800)	13.38
Canceled/forfeited	(38)	7.02
RSUs outstanding as of March 31, 2023	4,496	9.94
Granted	221	4.49
Vested	(432)	19.25
Canceled/forfeited	(45)	8.36
RSUs outstanding as of June 30, 2023	4,240	8.72
As of June 30, 2023, the Company had unrecognized stock-based compensation relating to RSUs of approximately $31.3 million, which is expected to be recognized over a weighted-average period of 2.1 years.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Nonqualified Stock Options
The following summarizes nonqualified stock option activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,661	$6.14	9.2	$—
Granted	2,127	4.43
Exercised	—	—
Canceled	(8)	10.35
Expired	(25)	22.65
Outstanding as of March 31, 2023	5,755	5.43	9.3	33
Granted	37	4.40
Exercised	—	—
Canceled	(28)	5.17
Expired	(1)	32.93
Outstanding as of June 30, 2023	5,763	5.42	9.1	439

Vested and exercisable	1,062	6.15	8.7	—
The weighted-average grant date fair value of the nonqualified stock options granted during the three and six months ended June 30, 2023 was $2.97 and $2.99, respectively. The Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $14.4 million, which is expected to be recognized over a weighted-average period of 2.3 years, as of June 30, 2023.
The following table presents the assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options for the three and six months ended June 30, 2023 and 2022.

	Three and Six Months Ended June 30,
	2023	2022
Risk free interest rate	4.3%	1.4% - 2.0%
Expected volatility	81.5%	61.5% - 62.7%
Expected term (in years)	6.0	5.9 - 6.0
Expected dividend yield	0.0%	0.0%
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
(unaudited; tabular dollars in thousands, except per share data)

Issuance of Shares
Upon vesting of shares under the LTIP, we will issue treasury stock. If treasury stock is not available, Class A common stock will be issued.
10. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset in the current and prior-year periods. The Company did not recognize an income tax benefit (expense) on its share of pre-tax book income (loss), exclusive of the noncontrolling interest of 75.4% due to the full valuation allowance against its deferred tax assets, resulting in an effective tax rate of 0.0% for each of the three and six months ended June 30, 2023 and 2022.
As of June 30, 2023, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize our deferred tax assets including the difference in our tax basis in excess of the financial reporting value for our investment in Viant Technology LLC. Consequently, we have established a full valuation allowance against our deferred tax assets as of June 30, 2023. In the event that management subsequently determines that it is MLTN that we will realize our deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.
The Company has concluded based on applicable accounting standards and the weight of all available evidence, that it was MLTN that its deferred tax assets subject to the Tax Receivable Agreement entered into with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021 (“TRA”) would not be realized as of June 30, 2023. Therefore, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of such deferred tax assets after concluding it was not probable that such TRA liability would be paid based on its estimates of future taxable income. As of June 30, 2023, the total unrecorded TRA liability is approximately $10.3 million. If utilization of the deferred tax assets subject to the TRA becomes MLTN in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.
11. Loss Per Share
For the three and six months ended June 30, 2023 and 2022, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table presents the calculation of basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(3,203)	$(14,092)	$(12,579)	$(27,655)
Less: Net loss attributable to noncontrolling interests	(2,140)	(10,691)	(9,036)	(21,062)
Net loss attributable to Viant Technology Inc.	$(1,063)	$(3,401)	$(3,543)	$(6,593)
Denominator
Weighted-average shares of Class A common stock outstanding—basic and diluted	15,135	14,114	14,943	13,962

Loss per share of Class A common stock—basic	$(0.07)	$(0.24)	$(0.24)	$(0.47)
Loss per share of Class A common stock—diluted	$(0.07)	$(0.24)	$(0.24)	$(0.47)

Anti-dilutive shares excluded from loss per share of Class A common stock—diluted:
Restricted stock units	4,240	4,781	4,240	4,781
Nonqualified stock options	5,763	3,898	5,763	3,898
Shares of Class B common stock	47,082	47,082	47,082	47,082
Total shares excluded from loss per share of Class A common stock—diluted	57,085	55,761	57,085	55,761
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
The following table summarizes the ownership of Viant Technology LLC:

	As of June 30, 2023		As of December 31, 2022
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	15,342,563	24.6%	14,643,798	23.7%
Noncontrolling interests	47,082,260	75.4%	47,082,260	76.3%
Total	62,424,823	100.0%	61,726,058	100.0%
There were no exchanges of Class B units of Viant Technology LLC for shares of the Company’s Class A common stock during the three and six months ended June 30, 2023.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to Viant Technology Inc.	$(1,063)	$(3,401)	$(3,543)	$(6,593)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(3,956)	(5,455)	(6,333)	(9,731)
Change from net loss attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(5,019)	$(8,856)	$(9,876)	$(16,324)
13. Commitments and Contingencies
Lease Commitments
As of June 30, 2023, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of June 30, 2023, we had non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services. As of June 30, 2023, we estimate these obligations to be approximately $6.0 million for the remainder of 2023, $6.4 million in 2024, $5.1 million in 2025, and $0.8 million in 2026.
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
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of June 30, 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Viant Technology Inc. and its subsidiaries (“Viant,” “we,” “us,” “our” or the “Company”) should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2023. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, the risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and discussed elsewhere in this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We are an advertising technology company. Our cloud-based demand side platform (“DSP”), Adelphic, enables the programmatic purchase of advertising, which is the electronification of the digital advertising buying process. Programmatic advertising is rapidly taking market share from traditional ad sales channels, which require more staffing, offer less transparency and involve higher costs to buyers.
Adelphic is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their digital advertising across most channels. Through our omni-channel platform, a marketer can easily buy ads on desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.
Adelphic is an easy-to-use self-service platform that provides our customers with transparency and control over their advertising campaigns. Our platform offers customers unique visibility across a variety of inventory, allowing them to create customized audience segments and leverage our people-based and strategic partner data to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and built-in automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return on advertising spend (“ROAS”) across channels and we believe this can be a feature that helps us grow our customer base as more customers recognize its benefits.
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
Our financial results for the three months ended June 30, 2023 and 2022, respectively, include:
•Revenue of $57.2 million and $51.2 million, representing an increase of 11.8%;
•Gross profit of $23.7 million and $20.3 million, representing an increase of 17.0%;
•Contribution ex-TAC1 of $33.7 million and $31.7 million, representing an increase of 6.2%;
•Net loss of $3.2 million and $14.1 million, representing an improvement of 77.3%;
•Non-GAAP net income (loss)1 of $5.1 million and $(5.9) million, representing an increase of 185.9%; and
•Adjusted EBITDA1 of $6.8 million and $(3.1) million, representing an increase of 321.5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Our financial results for the six months ended June 30, 2023 and 2022, respectively, include:
•Revenue of $98.9 million and $93.8 million, representing an increase of 5.5%;
•Gross profit of $42.1 million and $36.7 million, representing an increase of 14.7%;
•Contribution ex-TAC1 of $61.7 million and $59.3 million, representing an increase of 4.0%;
•Net loss of $12.6 million and $27.7 million, representing an improvement of 54.5%;
•Non-GAAP net income (loss)1 of $3.2 million and $(12.7) million, representing an increase of 125.5%; and
•Adjusted EBITDA1 of $6.4 million and $(7.0) million, representing an increase of 192.4%.
(1)Contribution ex-TAC, non-GAAP net income (loss) and adjusted EBITDA are non-GAAP financial measures. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC, non-GAAP net income (loss) and adjusted EBITDA to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Factors Affecting Our Performance
Attract, Retain and Grow our Customer Base
Our future growth depends upon our ability to retain our existing customers and increase their usage of our platform as well as add new customers. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe we are well positioned to capture more of our customers’ programmatic budgets. We also continue to add functionality to our platform to encourage our customers to increase their usage. For instance, we continue to leverage artificial intelligence and machine learning in our platform to help our customers improve the efficiency and effectiveness of their advertising campaigns. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP, Adelphic, and highlight the advantages of our people-based framework as cookie-based options become increasingly limited.
We evaluate our customers' usage of our platform and assess our market penetration and scale based on changes in revenue, contribution ex-TAC and advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee we charge customers. While we experienced customers reducing advertising budgets during the second half of 2022 due to adverse macroeconomic conditions, we saw stabilizing trends during the first half of 2023. For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, our revenue grew 12% and our advertiser spend per active customer increased 7%. We believe growing customer adoption of our newer products and platform features drove incremental revenue and contribution ex-TAC in the quarter. Our active customer count was 314 for the twelve months ended June 30, 2023, which reflects a decline compared to the twelve months ended June 30, 2022 as we continued to cycle through a subset of customers that do not have the capacity to scale their spend on our platform. Additionally, as our mix shift towards percentage of spend becomes less impactful and as fixed price becomes a smaller percentage of total advertiser spend, we expect contribution ex-TAC to grow faster than revenue. For a detailed discussion of our key operating measures including the definition of active customers, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
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
Impact of Macroeconomic and Geopolitical Conditions
Macroeconomic conditions and geopolitical events, such as inflation, rising interest rates, tightening of credit markets, recession risks, labor shortages, supply chain disruptions, and potential disruptions from the Russia-Ukraine conflict, have impacted and may continue to impact our business and the business of our customers, while also disrupting sales channels and advertising and marketing activities. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows, and on our clients, partners, industry and employees, and have slowed the pace of further investments in sales and marketing as a result of these factors. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Due to the nature of our business, the effect of these macroeconomic conditions and geopolitical events may not be fully reflected in our results of operations until future periods.
In the fourth quarter of 2022, we initiated a cost reduction plan aimed at reducing our operating expenses and sharpening our focus on key growth priorities in light of these macroeconomic conditions. This included a reduction of our employee headcount by approximately 13% resulting in restructuring charges of $1.4 million for the year ended December 31, 2022, consisting primarily of cash severance payments, employee benefits, and related costs.
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
(unaudited; tabular dollars in thousands, except per share data)
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
Results of Operations
The following tables present our condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated Statements of Operations Data:
Revenue	$57,223	$51,200	$98,943	$93,829
Operating expenses(1):
Platform operations	33,523	30,950	56,860	57,144
Sales and marketing	11,691	17,286	23,860	31,042
Technology and development	6,172	5,011	12,066	10,014
General and administrative	11,088	11,725	22,516	22,808
Total operating expenses	62,474	64,972	115,302	121,008
Loss from operations	(5,251)	(13,772)	(16,359)	(27,179)
Total other expense (income), net	(2,048)	320	(3,780)	476
Net loss	(3,203)	(14,092)	(12,579)	(27,655)
Less: Net loss attributable to noncontrolling interests	(2,140)	(10,691)	(9,036)	(21,062)
Net loss attributable to Viant Technology Inc.	$(1,063)	$(3,401)	$(3,543)	$(6,593)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Operating expenses(1):
Platform operations	59%	60%	57%	61%
Sales and marketing	20%	34%	24%	33%
Technology and development	11%	10%	12%	11%
General and administrative	19%	23%	23%	24%
Total operating expenses	109%	127%	117%	129%
Loss from operations	(9)%	(27)%	(17)%	(29)%
Total other expense (income), net	(4)%	1%	(4)%	1%
Net loss	(6)%	(28)%	(13)%	(29)%
Less: Net loss attributable to noncontrolling interests	(4)%	(21)%	(9)%	(22)%
Net loss attributable to Viant Technology Inc.	(2)%	(7)%	(4)%	(7)%
*Percentages may not sum due to rounding
(1)Stock-based compensation, depreciation, and amortization included in operating expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation:
Platform operations	$1,124	$1,303	$2,016	$2,389
Sales and marketing	2,520	2,426	5,032	4,605
Technology and development	1,507	1,425	2,834	2,594
General and administrative	3,378	2,614	6,119	4,556
Total stock-based compensation	$8,529	$7,768	$16,001	$14,144

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation:
Platform operations	$2,910	$2,573	$5,622	$4,709
Sales and marketing	—	—	—	—
Technology and development	383	223	776	818
General and administrative	144	153	291	289
Total depreciation	$3,437	$2,949	$6,689	$5,816

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization:
Platform operations	$—	$175	$58	$350
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	102	102	204	214
Total amortization	$102	$277	$262	$564
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
Revenue	$57,223	$51,200	$6,023	12%
Revenue increased by $6.0 million, or 12%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to a 60% increase in revenue from marketers in the retail industry vertical and a 2% increase in all other industry verticals. Additionally, approximately 96% of our revenue for the three months ended June 30, 2023 came from customers that had been customers during the three months ended June 30, 2022.
Operating Expenses
Platform Operations

	Three Months Ended June 30,		Change
	2023	2022	$	%
Traffic acquisition costs	$23,535	$19,465	$4,070	21%
Other platform operations	9,988	11,485	(1,497)	(13)%
Total platform operations	$33,523	$30,950	$2,573	8%
Percentage of revenue	59%	60%
Platform operations expense increased by $2.6 million, or 8%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was driven by a $4.1 million increase in traffic acquisition costs (“TAC”), a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. TAC represent amounts incurred and payable to suppliers for the cost of advertising media, third-party data and other add-on features. The increase in TAC was partially offset by a decrease in other platform operations expense resulting primarily from a $0.7 million decrease in cloud costs driven by continued efforts to increase cloud infrastructure efficiencies, a $0.4 million decrease in personnel costs, a $0.3 million decrease in third-party costs in support of our Adelphic platform, and a $0.2 million decrease in stock-based compensation, partially offset by a $0.1 million increase in depreciation and amortization driven by our continued investment in developed technology.
Sales and Marketing

	Three Months Ended June 30,		Change
	2023	2022	$	%
Sales and marketing	$11,691	$17,286	$(5,595)	(32)%
Percentage of revenue	20%	34%
Sales and marketing expense decreased by $5.6 million, or 32%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily due to a $2.8 million decrease in personnel costs driven by a decrease

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
in sales and marketing headcount, a $2.4 million decrease in advertising expense, and a $0.2 million decrease in travel and entertainment, partially offset by a $0.1 million increase in stock-based compensation.
Technology and Development

	Three Months Ended June 30,		Change
	2023	2022	$	%
Technology and development	$6,172	$5,011	$1,161	23%
Percentage of revenue	11%	10%
Technology and development expense increased by $1.2 million, or 23%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily due to a $0.9 million increase in personnel costs, a $0.2 million increase in depreciation driven by our continued investment in developed technology, and a $0.1 million increase in stock-based compensation, partially offset by a $0.2 million decrease in cloud costs due to continued efforts to increase cloud infrastructure efficiencies.
General and Administrative

	Three Months Ended June 30,		Change
	2023	2022	$	%
General and administrative	$11,088	$11,725	$(637)	(5)%
Percentage of revenue	19%	23%
General and administrative expense decreased by $0.6 million, or 5%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily attributable to a $1.0 million decrease in business insurance and tax, accounting, legal, and consulting expenses associated with general corporate and compliance matters, a $0.5 million decrease in travel and entertainment expenses, and a $0.3 million decrease in recruiting expenses, partially offset by a $0.8 million increase in stock-based compensation and a $0.3 million increase in personnel costs.
Total Other Expense (Income), Net

	Three Months Ended June 30,		Change
	2023	2022	$	%
Total other expense (income), net	$(2,048)	$320	$(2,368)	(740)%
Percentage of revenue	(4)%	1%
Total other income for the three months ended June 30, 2023 was $2.0 million compared to total other expense of $0.3 million for the same period in 2022. The change from the prior year was primarily due to higher interest income on cash and cash equivalents and lower interest expense as a result of paying off the full outstanding balance under our revolving credit facility with PNC Bank, National Association (“PNC Bank”) in May 2022.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%
Revenue	$98,943	$93,829	$5,114	5%
Revenue increased by $5.1 million, or 5%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to a 29% increase in revenue from marketers in the retail, public services, and consumer goods industry verticals. This increase was partially offset by a 13% decrease in revenue from marketers in all other industry verticals. Additionally, approximately 95% of our revenue for the six months ended June 30, 2023 came from customers that had been customers during the six months ended June 30, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Operating Expenses
Platform Operations

	Six Months Ended June 30,		Change
	2023	2022	$	%
Traffic acquisition costs	$37,264	$34,550	$2,714	8%
Other platform operations	19,596	22,594	(2,998)	(13)%
Total platform operations	$56,860	$57,144	$(284)	—%
Percentage of revenue	57%	61%
Platform operations expense decreased by $0.3 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was driven by a decrease in other platform operations expense, including a $1.3 million decrease in cloud costs due to continued efforts to increase cloud infrastructure efficiencies, a $0.9 million decrease in third-party costs in support of our Adelphic platform, a $0.8 million decrease in personnel costs due to decreased headcount, and a $0.4 million decrease in stock-based compensation. The decrease was partially offset by a $2.7 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option, and certain arrangements related to our percentage of spend pricing option, and a $0.9 million increase in depreciation related to our continued investment in developed technology.
Sales and Marketing

	Six Months Ended June 30,		Change
	2023	2022	$	%
Sales and marketing	$23,860	$31,042	$(7,182)	(23)%
Percentage of revenue	24%	33%
Sales and marketing expense decreased by $7.2 million, or 23%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily driven by a $4.7 million decrease in personnel costs due to a decrease in sales and marketing headcount and a $3.1 million decrease in advertising expense, partially offset by a $0.4 million increase in stock-based compensation and a $0.3 million increase in travel and entertainment expense.
Technology and Development

	Six Months Ended June 30,		Change
	2023	2022	$	%
Technology and development	$12,066	$10,014	$2,052	20%
Percentage of revenue	12%	11%
Technology and development expense increased by $2.1 million, or 20%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily attributable to a $1.5 million increase in personnel costs as a result of an increase in headcount to support our continued investment in developed technology, a $0.3 million increase in facilities expense, and a $0.2 million increase in stock-based compensation, which was partially offset by a $0.2 million decrease in professional services.
General and Administrative

	Six Months Ended June 30,		Change
	2023	2022	$	%
General and administrative	$22,516	$22,808	$(292)	(1)%
Percentage of revenue	23%	24%
General and administrative expense decreased by $0.3 million, or 1%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily attributable to a $1.3 million decrease in decrease in business insurance and tax, accounting, legal, and consulting expenses associated with general corporate and compliance matters, a $0.7 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
decrease in recruiting services, and a $0.2 million decrease in travel and entertainment, offset by a $1.6 million increase in stock-based compensation, a $0.2 million increase in software license and subscription costs, and a $0.1 million increase in personnel costs.
Total Other Expense (Income), Net

	Six Months Ended June 30,		Change
	2023	2022	$	%
Total other expense (income), net	$(3,780)	$476	$(4,256)	(894)%
Percentage of revenue	(4)%	1%
Total other income for the six months ended June 30, 2023 was $3.8 million compared to total other expense of $0.5 million for the same period in 2022. The change from the prior year was primarily due to higher interest income on cash and cash equivalents and lower interest expense as a result of paying off the full outstanding balance under our revolving credit facility with PNC Bank in May 2022.
Key Operating and Financial Performance Measures
Use of Non-GAAP Financial Measures
We monitor certain non-GAAP financial measures to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. We believe these measures enhance an overall understanding of our performance and investors’ ability to review our business from the same perspective as management and facilitate comparisons of this period’s results with prior periods on a consistent basis by excluding items that management does not believe are indicative of our ongoing operating performance. These non-GAAP financial measures include contribution ex-TAC, non-GAAP operating expenses, adjusted EBITDA, adjusted EBITDA as a percentage of contribution ex-TAC, non-GAAP net income (loss), and non-GAAP earnings (loss) per share of Class A common stock—basic and diluted, each of which are discussed immediately following the table below, along with the operational performance measure of active customers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures which are not prepared in accordance with GAAP, as they may be different from non-GAAP financial measures used by other companies and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change (%)	2023	2022	Change (%)
Operating and Financial Performance Measures
Gross profit	$23,700	$20,250	17%	$42,083	$36,685	15%
Contribution ex-TAC	$33,688	$31,735	6%	$61,679	$59,279	4%
Net loss	$(3,203)	$(14,092)	77%	$(12,579)	$(27,655)	55%
Adjusted EBITDA	$6,816	$(3,077)	322%	$6,426	$(6,958)	192%
Net loss as a percentage of gross profit	(14)%	(70)%	80%	(30)%	(75)%	60%
Adjusted EBITDA as a percentage of contribution ex-TAC	20%	(10)%	300%	10%	(12)%	183%
Non-GAAP net income (loss)	$5,095	$(5,934)	186%	$3,236	$(12,702)	125%
Total operating expenses	$62,474	$64,972	(4)%	$115,302	$121,008	(5)%
Non-GAAP operating expenses	$26,872	$34,812	(23)%	$55,253	$66,237	(17)%
Earnings (loss) per share—basic	$(0.07)	$(0.24)	71%	$(0.24)	$(0.47)	49%
Earnings (loss) per share—diluted	$(0.07)	$(0.24)	71%	$(0.24)	$(0.47)	49%
Non-GAAP earnings (loss) per share—basic	$0.06	$(0.08)	175%	$0.03	$(0.18)	117%
Non-GAAP earnings (loss) per share—diluted	$0.06	$(0.08)	175%	$0.03	$(0.18)	117%
Active customers	314	336	(7)%	314	336	(7)%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$57,223	$51,200	$98,943	$93,829
Less: Platform operations	(33,523)	(30,950)	(56,860)	(57,144)
Gross profit	23,700	20,250	42,083	36,685
Add: Other platform operations	9,988	11,485	19,596	22,594
Contribution ex-TAC	$33,688	$31,735	$61,679	$59,279
Active customers
We define an active customer as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. For purposes of this definition, a customer that operates under any of our pricing options that equals or exceeds the aforementioned contribution ex-TAC threshold is considered an active customer. Active customers is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, develop short- and long-term operational plans and make strategic decisions regarding future enhancements to our platform. We believe active customers is a useful metric for investors because it allows investors to evaluate the Company’s operational performance in the same manner as our management and board of directors. Active customers is an operational metric calculated using contribution ex-TAC, a non-GAAP financial measure. For the twelve months ended June 30, 2023, our active customer count was 314, compared to 326 active customers for the twelve months ended June 30, 2022.
Non-GAAP Operating Expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense (income), net less TAC, stock-based compensation, depreciation, amortization, and certain other items that are not related to our core operations, such as restructuring charges and transaction expenses. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our quarterly and annual business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of depreciation, amortization, stock-based compensation, TAC and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core controllable costs, and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Platform operations	$33,523	$30,950	$56,860	$57,144
Sales and marketing	11,691	17,286	23,860	31,042
Technology and development	6,172	5,011	12,066	10,014
General and administrative	11,088	11,725	22,516	22,808
Total operating expenses	62,474	64,972	115,302	121,008
Add:
Other expense, net	1	299	88	303
Less:
Traffic acquisition costs	(23,535)	(19,465)	(37,264)	(34,550)
Stock-based compensation	(8,529)	(7,768)	(16,001)	(14,144)
Depreciation and amortization	(3,539)	(3,226)	(6,951)	(6,380)
Restructuring(1)	—	—	79	—
Non-GAAP operating expenses	$26,872	$34,812	$55,253	$66,237
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents a reconciliation of net loss to adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(3,203)	$(14,092)	$(12,579)	$(27,655)
Add back:
Interest expense (income), net	(2,049)	21	(3,868)	173
Depreciation and amortization	3,539	3,226	6,951	6,380
Stock-based compensation	8,529	7,768	16,001	14,144
Restructuring(1)	—	—	(79)	—
Adjusted EBITDA	$6,816	$(3,077)	$6,426	$(6,958)
(1)Restructuring includes adjustments to severance charges initially recognized during the prior year.
The following table presents the calculation of net loss as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit	$23,700	$20,250	$42,083	$36,685
Net loss	$(3,203)	$(14,092)	$(12,579)	$(27,655)
Net loss as a percentage of gross profit	(14)%	(70)%	(30)%	(75)%
Contribution ex-TAC(1)	$33,688	$31,735	$61,679	$59,279
Adjusted EBITDA	$6,816	$(3,077)	$6,426	$(6,958)
Adjusted EBITDA as a percentage of contribution ex-TAC	20%	(10)%	10%	(12)%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents a reconciliation of net loss to non-GAAP net income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(3,203)	$(14,092)	$(12,579)	$(27,655)
Add back: Stock-based compensation	8,529	7,768	16,001	14,144
Add back: Restructuring(1)	—	—	(79)	—
Less: Income tax benefit (expense) related to Viant Technology Inc.’s share of adjustments(2)	(231)	390	(107)	809
Non-GAAP net income (loss)	$5,095	$(5,934)	$3,236	$(12,702)
(1)Restructuring includes adjustments to severance charges initially recognized during the prior year.
(2)The estimated income tax effect of our share of non-GAAP reconciling items for the three and six months ended June 30, 2023 and 2022 are calculated using assumed blended tax rates of 20% and 25%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of common shares such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs, and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the three and six months ended June 30, 2023 and 2022, Class B common stock, RSUs,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
and nonqualified stock options amounts have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(3,203)	$—	$(3,203)	$(14,092)	$—	$(14,092)
Adjustments:
Add back: Stock-based compensation	—	8,529	8,529	—	7,768	7,768
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments(1)	—	(231)	(231)	—	390	390
Non-GAAP net income (loss)	(3,203)	8,298	5,095	(14,092)	8,158	(5,934)
Less: Net income (loss) attributable to noncontrolling interests(2)	(2,140)	6,341	4,201	(10,691)	5,952	(4,739)
Net income (loss) attributable to Viant Technology Inc.—basic	(1,063)	1,957	894	(3,401)	2,206	(1,195)
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	17	17	—	—	—
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock	—	(3)	(3)	—	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(1,063)	$1,971	$908	$(3,401)	$2,206	$(1,195)
Denominator
Weighted-average shares of Class A common stock outstanding —basic	15,135		15,135	14,114		14,114
Effect of dilutive securities:
Restricted stock units	—		220	—		—
Weighted-average shares of Class A common stock outstanding —diluted	15,135		15,355	14,114		14,114

Earnings (loss) per share of Class A common stock—basic	$(0.07)	$0.13	$0.06	$(0.24)	$0.16	$(0.08)
Earnings (loss) per share of Class A common stock—diluted	$(0.07)	$0.13	$0.06	$(0.24)	$0.16	$(0.08)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	4,240		—	4,781		4,781
Nonqualified stock options	5,763		5,763	3,898		3,898
Shares of Class B common stock	47,082		47,082	47,082		47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	57,085		52,845	55,761		55,761
(1)The estimated income tax effect of our share of non-GAAP reconciling items for the three months ended June 30, 2023 and 2022 are calculated using assumed blended tax rates of 20% and 25%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(2)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation attributed to the noncontrolling interests outstanding during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Earnings (Loss) per Share		Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(12,579)		$—	$(12,579)	$(27,655)	$—	$(27,655)
Adjustments:
Add back: Stock-based compensation	—		16,001	16,001	—	14,144	14,144
Add back: Restructuring(1)	—	`	(79)	(79)	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments (2)	—		(107)	(107)	—	809	809
Non-GAAP net income (loss)	(12,579)		15,815	3,236	(27,655)	14,953	(12,702)
Less: Net income (loss) attributable to noncontrolling interests (3)	(9,036)		11,858	2,822	(21,062)	10,838	(10,224)
Net income (loss) attributable to Viant Technology Inc.—basic	(3,543)		3,957	414	(6,593)	4,115	(2,478)
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—		16	16	—	—	—
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock	—		(3)	(3)	—	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(3,543)		$3,970	$427	$(6,593)	$4,115	$(2,478)
Denominator
Weighted-average shares of Class A common stock outstanding —basic	14,943			14,943	13,962		13,962
Effect of dilutive securities:
Restricted stock units	—			136	—		—
Weighted-average shares of Class A common stock outstanding —diluted	14,943			15,079	13,962		13,962

Earnings (loss) per share of Class A common stock—basic	$(0.24)		$0.27	$0.03	$(0.47)	$0.29	$(0.18)
Earnings (loss) per share of Class A common stock—diluted	$(0.24)		$0.27	$0.03	$(0.47)	$0.29	$(0.18)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	4,240			—	4,781		4,781
Nonqualified stock options	5,763			5,763	3,898		3,898
Shares of Class B common stock	47,082			47,082	47,082		47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	57,085			52,845	55,761		55,761
(1)Restructuring includes adjustments to severance charges initially recognized during the prior year.
(2)The estimated income tax effect of our share of non-GAAP reconciling items for the six months ended June 30, 2023 and 2022 are calculated using assumed blended tax rates of 20% and 25%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(3)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation and restructuring charges attributed to the noncontrolling interests outstanding during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $203.9 million and working capital, consisting of current assets less current liabilities, of $224.0 million, compared to cash and cash equivalents of $206.6 million and working capital of $227.7 million as of December 31, 2022.
Our primary sources of cash are revenues derived from the programmatic purchase of advertising on our platform and our existing cash and cash equivalents, although we have, and may in the future, address our liquidity needs by utilizing our borrowing capacity under our asset-based revolving credit and security agreement (the “Amended Loan Agreement”) we have with PNC Bank (which was amended in April 2023), obtaining debt financing from other sources, or raising additional funds by issuing equity.
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
As of June 30, 2023, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $2.5 million for the remainder of 2023, $4.4 million in 2024, $4.3 million in 2025, $4.3 million in 2026, and $4.2 million in 2027, and non-cancelable contractual agreements related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $6.0 million for the remainder of 2023, $6.4 million in 2024, $5.1 million in 2025, and $0.8 million in 2026.
On February 9, 2021, in connection with our IPO, we entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Viant Technology LLC, continuing members of Viant Technology LLC (our “pre-IPO owners”) and the TRA Representative (as defined in the Tax Receivable Agreement), as described under Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As of June 30, 2023, we concluded that it was more likely than not that our deferred tax assets subject to the Tax Receivable Agreement would not be realized. Therefore, we currently do not expect to make payments under our Tax Receivable Agreement based on our estimates of future taxable income. As of June 30, 2023, the total unrecorded liability for our Tax Receivable Agreement is approximately $10.3 million.
From time to time, our subsidiary, Viant Technology LLC, makes cash distributions on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities with respect to their share of earnings of Viant Technology LLC. These payments are reflected within "Payment of member tax distributions" on the condensed consolidated statements of cash flows.
We assess our liquidity in terms of our ability to generate cash sufficient to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We believe our existing cash and cash equivalents, cash flow from revenues derived from the programmatic purchase of advertising on our platform, and the undrawn availability under our revolving credit facility from the Amended Loan Agreement with PNC Bank will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations, the undrawn availability under our credit facility and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate positive cash flows through programmatic advertising purchases on our platform, our ability to access the capital markets, and other factors, including those discussed under the section titled “Risk Factors” in this Quarterly Report.
We did not have any other off-balance sheet arrangements as of June 30, 2023 other than the minimum payments under the operating leases, hosting arrangements, and the indemnification agreements described in Note 13—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
We are a holding company with no operations of our own and are dependent on distributions from Viant Technology LLC to pay our taxes and satisfy any current or future cash requirements. Our Amended Loan Agreement with PNC Bank imposes, and any future credit facilities may impose, limitations on our ability and the ability of Viant Technology LLC to pay dividends to third parties.
Revolving Credit Facility
As of June 30, 2023, our Amended Loan Agreement with PNC Bank provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of June 30, 2023, there was no outstanding balance and up to $74.1 million of undrawn availability under the Amended Loan Agreement. As of December 31, 2022, there was no outstanding balance and up to $39.6 million of undrawn availability under the Loan Agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of June 30, 2023, we were in compliance with this covenant, and we do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months.
For further discussion of our Amended Loan Agreement with PNC Bank, refer to Note 8—Revolving Credit Facility to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Consolidated Statements of Cash Flows Data
Cash flows provided by (used in) operating activities	$10,855	$(8,519)
Cash flows used in investing activities	(6,462)	(4,338)
Cash flows used in financing activities	(7,065)	(18,375)
Net decrease in cash and cash equivalents	$(2,672)	$(31,232)
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
Our cash flows provided by operating activities for the six months ended June 30, 2023 was $10.9 million, a net increase of $19.4 million, or 227%, from cash flows used in operating activities for the six months ended June 30, 2022 of $8.5 million. Cash flows provided by operating activities for the six months ended June 30, 2023 resulted primarily from:
•a decrease of $12.6 million from net loss;
•an increase of $25.0 million due to non-cash add back adjustments to net loss primarily comprised of $16.0 million for stock-based compensation, $7.0 million for depreciation and amortization, and $1.9 million of amortization of operating lease assets;
•an increase of $0.3 million from changes in working capital (excluding deferred revenue, other liabilities, and operating lease liabilities), including a net increase of $14.2 million in accounts receivable, prepaid assets and other assets primarily related to lower sales and timing of customer collections due to seasonal fluctuations, partially offset by a decrease of $13.9 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments;
•an increase in deferred revenue of $0.1 million;
•a decrease in operating lease liabilities of $1.7 million; and
•a decrease in other liabilities of $0.3 million.
During the six months ended June 30, 2022, cash used in operating activities of $8.5 million resulted primarily from a net loss of $27.7 million offset by non-cash add back adjustments to net loss of $14.1 million for stock-based compensation, $6.4 million for depreciation and amortization, $1.3 million of amortization of operating lease assets, and an increase in net working capital (excluding deferred revenue, operating lease liabilities, and other liabilities) of $5.5 million, offset by a decrease in deferred revenue of $6.5 million, a decrease in other liabilities of $1.1 million, and a decrease in operating lease liabilities of $1.0 million.
Cash Flows Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our technology in support of enhancing our platform and purchases of property and equipment in support of our growth. We capitalize certain costs associated with creating and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
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
Our cash flows used in investing activities for the six months ended June 30, 2023 was $6.5 million, a net increase of $2.1 million, or 49%, from cash flows used in investing activities for six months ended June 30, 2022 of $4.3 million. The change in cash flows for the six months ended June 30, 2023 was primarily due to:
•$6.1 million of investments in capitalized software to develop our technology in support of enhancing our platform; and
•$0.3 million of purchases of property and equipment.
During the six months ended June 30, 2022, cash used in investing activities of $4.3 million resulted primarily from investments in capitalized software development costs.
Cash Flows Used In Financing Activities
Our financing activities have consisted primarily of proceeds from borrowings and repayments of our debt, issuances of our equity and payments of member distributions in accordance with their assumed tax liabilities. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and our growth.
Our cash flows used in financing activities for the six months ended June 30, 2023 was $7.1 million, which consisted of payments for member tax distributions and taxes paid related to the net share settlement of equity awards.
During the six months ended June 30, 2022, cash flows used in financing activities of $18.4 million resulted primarily from the $17.5 million repayment of our revolving credit facility and $0.9 million of taxes paid related to the net share settlement of equity awards.
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
Since the date of our Annual Report on Form 10-K for the year ended December 31, 2022, there have been no material changes in our critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recently Issued Accounting Pronouncements
For information regarding recently issued accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2023, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
•The effects of macroeconomic conditions and geopolitical events, such as inflation, rising interest rates, and other adverse market events, have had, and could in the future have, an adverse impact on our business, operating results and financial condition;
•If our access to advertising inventory is diminished or fails to grow, our revenue could decline and our growth could be impeded;
•If our access to people-based data is diminished, the effectiveness of our platform would be decreased, which could harm our operating results and financial condition;
•We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increase the cost of data, reduce the availability of data, reduce our ability to utilize or disclose data, adversely affect the demand for our products and services, or other adverse business consequences;
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
Our success is dependent on regularly adding new customers and our ability to increase our customers’ usage of our platform, continuously enhance and improve our offerings and platform, build our brand, scale our technology capabilities, add functionality to and improve the performance of Adelphic, and address technological and industry advancements, including the use of artificial intelligence (“AI”). Our contracts and relationships with customers generally do not include long-term or exclusive obligations requiring them to use our platform or maintain or increase their use of our platform. Our customers typically have relationships with numerous providers and can use both our platform and those of our competitors without incurring significant costs or disruption. Our customers may also choose to decrease their overall advertising spend for any reason, including if they do not believe they are receiving a sufficient ROAS. Accordingly, we must continually work to win new customers and retain existing customers, increase their usage of our platform and capture a larger share of their advertising spend. For those customers utilizing our self-service capabilities, we may not be successful at educating and training customers, particularly our newer customers, on how to use our platform, in particular our advanced reporting tools, in order for our customers to get the most benefit from our platform and increase their usage. If these efforts are unsuccessful or customers decide not to continue to maintain or increase their usage of our platform for any other reason, or if we fail to attract new customers, our revenue could fail to grow or decline, which would materially and adversely harm our business, operating results and financial condition. If customers representing a significant portion of our business decide to materially reduce their use of our platform or cease using our platform altogether, our revenue could be significantly reduced, which could have a material adverse effect on our business, operating results and financial condition. We may not be able to replace customers who decrease or cease their usage of our platform with new customers that will use our platform to the same extent or at all.
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
Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must regularly make investment decisions regarding offerings and technology to maintain the technological competitiveness of our products and services and meet customer demand and evolving industry standards. The complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Without the timely introduction of new products, services and enhancements, including those leveraging artificial intelligence and machine learning, our offerings could become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. In addition, such new products, services, or enhancement may create new or exacerbate existing, technological, security, legal and other challenges, could cause unintended consequences, and might not perform as intended.

If new or existing competitors have more attractive offerings, we may lose customers or customers may decrease their use of our platform. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model.
If we fail to enhance our current products and services or fail to develop new products to adapt to our rapidly changing industry and applicable laws, regulations, and other legal obligations, or to evolving customer needs, demand for our platform could decrease and our business, operating results and financial condition may be adversely affected.
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
A significant amount of our revenue comes from advertising agencies. We had 314 active customers for the twelve months ended June 30, 2023, consisting primarily of advertising agencies. Many of these agencies are owned by advertising agency holding companies, where decision making is generally highly decentralized such that purchasing decisions are made, and relationships with marketers are located, at the agency, local branch or division level. Due to the highly decentralized operations and decision-making at the agencies owned by each of these advertising agency holding companies, we consider the individual agencies rather than the holding company to be our customers.
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
The effects of macroeconomic conditions and geopolitical events, such as inflation, rising interest rates and other adverse market events, have had, and could in the future have, an adverse impact on our business, operating results and financial condition.
Our business and operations have been and could in the future be adversely affected by macroeconomic conditions and geopolitical events, such as bank failures, rising interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, pandemics, and the ongoing Russia-Ukraine conflict. A recession, depression, or other economic slowdown resulting from macroeconomic conditions and geopolitical events could materially and adversely affect our business and that of our customers or potential customers and our results could fluctuate unpredictably.
Our business depends on the overall demand for advertising and on the economic health of our customers that benefit from our platform. Economic downturns or unstable market conditions may cause our customers to decrease their advertising budgets, which could reduce usage of our platform and adversely affect our business, operating results and financial condition. Our customers’ and potential customers’ businesses or cash flows have recently been and may continue to be negatively impacted by the economic uncertainty related to, among other things, bank failures, inflation and monetary supply shifts, labor shortages, supply shortages, tightening of credit markets, pandemics and the ongoing Russia-Ukraine conflict, which has led and may continue to lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our customers pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations may be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by macroeconomic conditions and geopolitical events. During the first half of 2023, we observed decreases in revenue that we attribute to marketers in certain industry verticals, particularly those in the business and financial services as well as professional services, decreasing or pausing their advertising spend due to the impacts of recent macroeconomic conditions.
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
Much of the data that we use is obtained through integrations with third parties. We are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms. We could suffer material adverse consequences if we were unable to obtain data through our integrations with third parties, including inventory and data suppliers. Our ability to serve particular customers is also enhanced when such customers upload their own first-party data. Our operation of our platform and access to data could be negatively affected if, due to legal, contractual, privacy, reputational, market optics, competition or other economic concerns, third parties cease entering into integration agreements with us or customers cease uploading their data to our platform. Additionally, we could terminate relationships with our third party partners, including inventory or data suppliers, if they fail to adhere to our data quality and privacy standards.
Laws in the United States (including the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”)) and other jurisdictions such as Europe (including GDPR, ePrivacy Directive) and increased regulatory activity has focused on third-party data suppliers. These laws pose additional and material compliance risks to such suppliers, and they may not be able to comply with such laws, which would limit our ability to obtain data that is necessary to operate our core business. For example, some data suppliers are required to register as data brokers under California and Vermont privacy laws, file reports with regulators and expose themselves to increased scrutiny. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, provided appropriate notice to data subjects, obtained necessary consents, or established a legal basis for the transfer and processing of the data by us.
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
We had 328 employees as of June 30, 2023. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
We allow our customers and suppliers to utilize application programming interfaces (“APIs”), with our platform, which could result in outages or security breaches and negatively impact our business, operating results and financial condition.
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
Risks Related to Data Privacy
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increase the cost of data, reduce the availability of data, reduce our ability to utilize or disclose data, adversely affect the demand for our products and services, or other adverse business consequences.
We collect, store, use, transmit, disclose, or otherwise process (collectively, "Process") personal information and other sensitive data such as confidential business data, trade secrets, and intellectual property, from and about our customers, employees, service providers, and other third parties. Our handling of this data may be subject to a wide variety of federal, state, local, and foreign laws regulations, guidance, industry standards, external and internal privacy and security policies, certifications, documents, contracts, and other obligations that govern the Processing of personal information by us and on our behalf.
U.S. federal, state, and local governments, and foreign governments have adopted or proposed numerous laws relating to the Processing of personal information relating to individuals and households, including contact information and other data for marketing, advertising and other communications with individuals and businesses. The legal landscape for data privacy issues worldwide is complex, continually evolving and often conflicting, and is likely to remain uncertain for the foreseeable future.
In the United States, various laws and regulations apply to the Processing of personal information. For example, U.S. federal and state legislatures, along with regulatory authorities, have recently increased their focus on the collection and use of personal information, including relating to “interest-based” or “targeted” advertising. As an example, California enacted the CCPA, which requires covered businesses to, among other things, provide disclosures to California consumers and grant California consumers a right to opt-out of “sales” of personal information, a concept that is broadly defined. The CPRA, which came into effect on January 1, 2023, expands the CCPA by, among other things, providing consumers with a right to opt-out of “sharing” of personal information with third parties, requiring additional protections for sensitive personal information, creating new data subject rights, creating a new state rulemaking and enforcement agency for the CPRA, expanding potential liability for violations and giving consumers rights to opt out of additional forms of data sharing with third parties. Other states have enacted data privacy laws, such as Virginia, Colorado,

Utah, and Connecticut, which also address “interest-based” or “targeted” advertising. In addition, other comprehensive data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could lead to a varied and complex regulatory landscape and further complicate our compliance efforts.
Outside the United States, certain laws, regulations, and industry standards may apply to our data privacy and security practices. For example, the EU’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively “GDPR”) imposes strict requirements applicable to certain Processing of European personal information, respectively, in the European Economic Area (“EEA”) and the United Kingdom (“UK”). The applicability analysis under the GDPR is complex, but if we were deemed to operate our business in a manner subject to GDPR, the GDPR provides for significant penalties for noncompliance of up to the greater of €20 million under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of an enterprise’s global turnover (or revenue) for the preceding fiscal year. Companies that violate the GDPR can also face prohibitions on data processing and other corrective action, such as class action brought by classes of data subjects or by consumer protection organizations authorized at law to represent their interests. Additionally, Member States may assess other penalties for noncompliance on companies subject to GDPR.
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
Furthermore, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border transfers of personal information. In particular, the EEA and UK have significantly restricted the transfer of personal data to countries outside of the EEA. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law these mechanisms are subject to legal challenges, and there is no assurance that companies can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face increased exposure to regulatory actions, substantial fines, and injunctions against Processing or transferring personal information from Europe or elsewhere. For example, some European regulators have ordered certain companies to suspend or permanently cease transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. The inability to import personal information to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws, limiting our ability to obtain inventory or data from suppliers operating in Europe, or requiring us to increase our personal information processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.
Additionally, our employees and personnel use generative artificial intelligence technologies to perform their work, and such usage may be subject to various privacy laws and other privacy obligations. The disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations, and governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. In addition, privacy advocates and industry groups have proposed, and may propose in the future, industry standards with which we are legally or contractually bound to comply. Additionally, we may make statements about our data Processing practices and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. For example, we have committed to comply, and generally require our customers and the third parties upon which we rely to comply, with applicable self-regulatory principles, such as the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising. These self-regulatory bodies impose additional requirements related to the Processing of personal information, such as providing notice about our use of cookies and other technologies. Some of these self-regulatory bodies can discipline members, which could result in fines, penalties, and/or public censure. Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies. See “—Our business or ability to operate our platform could be impacted by changes in the technology industry by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies,” could cause instability in the advertising technology industry.”
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
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail or be perceived to have failed to do so. Moreover, despite our efforts, our customers, personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Any inability, or perceived inability, to address or comply with applicable data privacy or security obligations could result in significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on Processing personal information; and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; additional costs and liabilities; damage our reputation; reduction in sales and demand for our platform; and harm our business.
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
In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis; if viable, these claims carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
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
For example, browser providers have recently enacted changes restricting the use of third-party cookies in their browsers, which may cause instability in the digital advertising market. Execution and measurement in digital advertising relies to a significant extent on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, which we refer to collectively as cookies, to collect data about users and devices. Although our business is less reliant on cookies than some of our competitors because we do not need cookies for marketers and their advertising agencies to identify consumers with our identity resolution capabilities and identity graph, we do use third-party cookies. Third-party cookies are cookies owned and used by parties other than the owners of the website visited by the internet user, in connection with our business for execution of obtaining information about consumers, and for delivering digital advertising. Apple introduced an iOS update in April 2021 that requires users to opt-in to tracking of their activity across devices. Google has also introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Additionally, the Safari browser currently blocks third-party cookies by default and has recently added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. These actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate, which could cause changes in advertising budget allocations and thereby could negatively impact our business. In addition, these browser providers may frequently delay or change their previously announced operations or policies. For example, in June 2021, Google announced that it would delay its timeline of blocking third-party cookies by 2022 until 2023, and in 2022 further indicated that it will not begin blocking cookies until early 2024.
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
Digital advertising is also subject to government regulation which may impact our ability to collect and use data. As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have raised significant concerns around observed data. There has been an array of ‘do-not-track’ efforts, suggestions and technologies introduced to address these concerns, and individuals are increasingly aware of these options. For example, EU and UK regulators are increasingly focusing on compliance with requirements related to the behavioral, interest-based, or tailored advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Outside of Europe, other laws further regulate behavioral, interest-based, or tailored advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, the CCPA grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration and requires covered companies to treat signals from any user-enabled global privacy control the same as a request to opt out of the sale or sharing of personal information. However, the regulatory and self-regulatory landscape remains inherently uncertain, and there is no consensus definition of tracking, nor agreement on what would be covered by ‘do-not-track’ or similar functionalities. There is activity by the major internet browsers to default turn on ‘do-not-track’ functionality, including by Safari and Firefox. It is not clear if other internet browsers will follow.
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
Our data processing activities have made, and may in the future make, us and the third parties upon which we rely a target of cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities by third parties. We and the third parties upon which we rely face a variety of evolving threats, which could cause security breaches. In recent years, the frequency, severity and sophistication of cyber-attacks and other intentional misconduct has significantly increased, and these threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer hackers, threat actors, and personnel (such as through theft or misuse). We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Threat actors, nation-states, and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to conduct our business.
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
We rely upon third party service providers and technologies to operate critical business systems to process such data, including, without limitation, third-party providers of cloud-based infrastructure such as Google Cloud Platform and Amazon Web Services, employee email, and other functions. We may share or receive sensitive data with or from third parties. Our ability to monitor these third parties’ security practices is limited, and these parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and third parties and infrastructure in our supply chain or our third-party partners’ supply chains may become compromised or contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
Any of the previously identified or similar threats, whether actual or perceived, could cause a security breach or other interruption, resulting in the unauthorized, unlawful, or accidental acquisition, disclosure, modification, misuse, destruction, disclosure of, encryption of, or loss of data.
We may incur significant costs in protecting against such security breaches. Furthermore, certain data privacy and security obligations may require us to implement and maintain specific security measures. Although we have taken measures to protect our systems from such threats, these measures may not be effective. For example, in 2016, we discovered a breach of information from our Myspace databases resulting in the unauthorized access and offer for sale of approximately 360 million Myspace user account email addresses, usernames, and hashed passwords. See “—We face liabilities arising out of our ownership and operation of Myspace.com.” We take steps to detect and remediate vulnerabilities but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, confidential or proprietary information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

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
Viant Technology Inc. is a holding company and its only business is to act as the managing member of Viant Technology LLC, and its only material assets are Class A units representing approximately 24.6% of the membership interests of Viant Technology LLC as of June 30, 2023. Viant Technology Inc. does not have any independent means of generating revenue. We anticipate that Viant Technology LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Viant Technology LLC. Accordingly, Viant Technology Inc. is required to pay income taxes on its allocable share of any net taxable income of Viant Technology LLC. We cause Viant Technology LLC to make distributions to each of its members, including Viant Technology Inc., in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow Viant Technology Inc. to make payments under the Tax Receivable Agreement. In addition, Viant Technology LLC reimburses Viant Technology Inc. for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, Viant Technology Inc. shall receive the full amount of its tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that Viant Technology Inc. needs funds, and Viant Technology LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect Viant Technology Inc.’s ability to pay dividends and taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition.
The Internal Revenue Service (“IRS”) might challenge the tax basis step-ups and other tax benefits we received in connection with our IPO and the related transactions and in connection with future acquisitions of Viant Technology LLC units.
The Viant Technology LLC units held directly by the members of Viant Technology LLC other than Viant Technology Inc., including Tim Vanderhook, Chris Vanderhook, and Capital V LLC (formerly Four Brothers 2 LLC) (the "Vanderhook Parties"), may in the future be exchanged for shares of our Class A common stock or, at our election, cash. Those exchanges may result in increases in the tax basis of the assets of Viant Technology LLC that otherwise would not have been available. These increases in tax basis are expected to increase (for tax purposes) Viant Technology Inc.’s depreciation and amortization and, together with other tax benefits, reduce the amount of tax that Viant Technology Inc. would otherwise be required to pay, although it is possible that the IRS might challenge all or part of these tax basis increases or other tax benefits, and a court might sustain such a challenge. Viant Technology Inc.’s ability to achieve benefits from any tax basis increases or other tax benefits will depend upon a number of factors, as discussed below, including the timing and amount of our future income.
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
In certain circumstances, Viant Technology LLC will be required to make distributions to Viant Technology Inc. and the existing members of Viant Technology LLC, and the distributions that Viant Technology LLC will be required to make may be substantial.
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
As a result of potential differences in the amount of net taxable income allocable to Viant Technology Inc. and to the existing members of Viant Technology LLC, as well as the use of an assumed tax rate in calculating Viant Technology LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. We may choose to manage these excess distributions through a number of different approaches, including by applying them to general corporate purposes.
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
Our Amended Loan Agreement with PNC Bank contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur indebtedness, create liens, make investments, merge with other companies, dispose of our assets, prepay other indebtedness and make dividends and other distributions. The terms of our Amended Loan Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. As of June 30, 2023, the Amended Loan Agreement also contains a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest under the Amended Loan Agreement.
If we are unable to comply with our payment requirements, our lender may accelerate our obligations under our Amended Loan Agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with our covenants under the Amended Loan Agreement, it could result in an event of default under the agreement and our lender could make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.
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
The market price of equity securities of technology companies has historically experienced high levels of volatility. The closing price of our Class A common stock since first trading on February 10, 2021 through August 3, 2023 has ranged from a low of $3.15 to a high of $68.31. The market price of our Class A common stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. For instance, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
The Vanderhook Parties hold a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power with respect to the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board of directors entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors. Currently, our compensation committee does not consist entirely of independent directors and our directors are not nominated or selected entirely by independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Insiders have substantial control over our company, which could limit your ability to influence the outcome of key decisions, including a change of control.
Through their ownership of common stock, the Vanderhook Parties control approximately 71% of the voting power of our common stock in the election of directors as of June 30, 2023. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.

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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not repurchase any shares of our Class A common stock during the quarter ended June 30, 2023.
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

VIANT TECHNOLOGY INC.

Date: August 7, 2023	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)