Form 10-Q
period 2023-09-30
Viant Technology Inc.
filed 2023-11-06
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes ☐ No ☒
As of November 2, 2023, there were 15,541,093 shares and 47,082,260 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our demand side platform in enabling the programmatic purchase of advertising in the digital advertising industry; our product strategy; our efforts to enhance the security and privacy of our platform; the potential impacts of macroeconomic and geopolitical events on our business and the business of our customers, suppliers and channel partners, and the broader economy; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
The forward-looking statements contained in this Quarterly Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” in this Quarterly Report. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and we caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.
We may use the "Investor Relations" section of our website, our LinkedIn account, and the LinkedIn account of our Chief Executive Officer, Tim Vanderhook, as a distribution channel for material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the "Investor Relations" section of our website at investors.viantinc.com and the foregoing LinkedIn pages. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the "Email Alerts" option under the IR Resources menu of the Investor Relations section of our website at investors.viantinc.com.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$59,585	$48,830	$158,528	$142,659
Operating expenses:
Platform operations	30,965	27,530	87,825	84,674
Sales and marketing	14,146	16,949	38,006	47,991
Technology and development	6,151	5,576	18,217	15,590
General and administrative	11,142	11,650	33,658	34,458
Total operating expenses	62,404	61,705	177,706	182,713
Loss from operations	(2,819)	(12,875)	(19,178)	(40,054)
Interest income, net	(2,329)	(455)	(6,197)	(282)
Other expense, net	1	6	89	309
Total other expense (income), net	(2,328)	(449)	(6,108)	27
Loss before income taxes	(491)	(12,426)	(13,070)	(40,081)
Provision for income taxes	181	—	181	—
Net loss	(672)	(12,426)	(13,251)	(40,081)
Less: Net loss attributable to noncontrolling interests	(146)	(9,300)	(9,181)	(30,362)
Net loss attributable to Viant Technology Inc.	$(526)	$(3,126)	$(4,070)	$(9,719)
Loss per share of Class A common stock:
Basic	$(0.03)	$(0.22)	$(0.27)	$(0.69)
Diluted	$(0.03)	$(0.22)	$(0.27)	$(0.69)
Weighted-average shares of Class A common stock outstanding:
Basic	15,388	14,306	15,093	14,078
Diluted	15,388	14,306	15,093	14,078
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$203,007	$206,573
Accounts receivable, net of allowances	106,039	101,658
Prepaid expenses and other current assets	5,028	6,631
Total current assets	314,074	314,862
Property, equipment, and software, net	27,180	23,106
Operating lease assets	23,871	26,441
Intangible assets, net	303	667
Goodwill	12,422	12,422
Other assets	638	385
Total assets	$378,488	$377,883
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$31,579	$37,063
Accrued liabilities	35,169	35,063
Accrued compensation	8,846	9,162
Current portion of deferred revenue	1,302	123
Current portion of operating lease liabilities	3,807	3,711
Other current liabilities	6,561	1,995
Total current liabilities	87,264	87,117
Long-term debt	—	—
Long-term portion of operating lease liabilities	22,536	24,998
Total liabilities	109,800	112,115
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 15,746,064 and 14,783,886
Outstanding — 15,541,093 and 14,643,798	16	15
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 47,082,260 and 47,082,260	47	47
Additional paid-in capital	108,858	95,922
Accumulated deficit	(42,993)	(36,261)
Treasury stock, at cost; 204,971 and 140,088 shares held	(1,223)	(475)
Total stockholders’ equity attributable to Viant Technology Inc.	64,705	59,248
Noncontrolling interests	203,983	206,520
Total equity	268,688	265,768
Total liabilities and stockholders’ equity	$378,488	$377,883
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	14,784	$15	47,082	$47	$95,922	$(36,261)	(140)	$(475)	$206,520	$265,768
Cumulative impact of accounting adoption	—	—	—	—	—	(209)	—	—	—	(209)
Balance as of January 1, 2023	14,784	15	47,082	47	95,922	(36,470)	(140)	(475)	206,520	265,559
Issuance of Class A common stock in connection with equity-based compensation plans	660	1	—	—	(1)	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	(379)	(1,567)	—	(1,567)
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(475)	140	475	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(2,377)	—	—	—	2,377	—
Accrued member tax distributions	—	—	—	—	(1,474)	—	—	—	—	(1,474)
Stock-based compensation	—	—	—	—	8,872	—	—	—	—	8,872
Net loss	—	—	—	—	—	(2,480)	—	—	(6,896)	(9,376)
Balance as of March 31, 2023	15,444	$15	47,082	$47	$100,942	$(39,425)	(379)	$(1,567)	$202,001	$262,013
Issuance of Class A common stock in connection with equity-based compensation plans	154	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	(154)	(655)	—	(655)
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(1,148)	277	1,148	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(3,956)	—	—	—	3,956	—
Accrued member tax distributions	—	—	—	—	(4,151)	—	—	—	—	(4,151)
Stock-based compensation	—	—	—	—	10,050	—	—	—	—	10,050
Net loss	—	—	—	—	—	(1,063)	—	—	(2,140)	(3,203)
Balance as of June 30, 2023	15,598	$16	47,082	$47	$102,885	$(41,636)	(256)	$(1,074)	$203,817	$264,055
Issuance of Class A common stock in connection with equity-based compensation plans	148	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	(148)	(980)	—	(980)
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(831)	199	831	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(312)	—	—	—	312	—
Accrued member tax distributions	—	—	—	—	(3,851)	—	—	—	—	(3,851)
Stock-based compensation	—	—	—	—	10,136	—	—	—	—	10,136
Net loss	—	—	—	—	—	(526)	—	—	(146)	(672)
Balance as of September 30, 2023	15,746	$16	47,082	$47	$108,858	$(42,993)	(205)	$(1,223)	$203,983	$268,688

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2021	13,921	$14	47,107	$47	$82,888	$(20,139)	(216)	$(2,648)	$222,412	$282,574
Exchange of Class B common stock for Class A common stock	25	—	(25)	—	—	—	—	—	—	—
Issuance of Class A common stock in connection with equity-based compensation plans	126	—	—	—	—	—	—	—	—	—
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(2,648)	216	2,648	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(4,276)	—	—	—	4,276	—
Accrued member tax distributions	—	—	—	—	(12)	—	—	—	—	(12)
Stock-based compensation	—	—	—	—	7,326	—	—	—	—	7,326
Net loss	—	—	—	—	—	(3,192)	—	—	(10,371)	(13,563)
Balance as of March 31, 2022	14,072	$14	47,082	$47	$85,926	$(25,979)	—	$—	$216,317	$276,325
Issuance of Class A common stock in connection with equity-based compensation plans	322	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	(140)	(861)	—	(861)
Allocation of equity to noncontrolling interests	—	—	—	—	(5,455)	—	—	—	5,455	—
Accrued member tax distributions	—	—	—	—	(16)	—	—	—	—	(16)
Stock-based compensation	—	—	—	—	8,821	—	—	—	—	8,821
Net loss	—	—	—	—	—	(3,401)	—	—	(10,691)	(14,092)
Balance as of June 30, 2022	14,394	14	47,082	47	89,276	(29,380)	(140)	(861)	211,081	270,177
Issuance of Class A common stock in connection with equity-based compensation plans	210	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	(144)	(701)	—	(701)
Reissuance of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	(861)	140	861	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(5,384)	—	—	—	5,384	—
Accrued member tax distributions	—	—	—	—	18	—	—	—	—	18
Stock-based compensation	—	—	—	—	8,826	—	—	—	—	8,826
Net loss	—	—	—	—	—	(3,126)	—	—	(9,300)	(12,426)
Balance as of September 30, 2022	14,604	14	47,082	47	92,736	(33,367)	(144)	(701)	207,165	265,894
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,251)	$(40,081)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,731	9,746
Stock-based compensation	24,735	21,855
Provision for doubtful accounts	63	834
Loss on disposal of assets	118	419
Noncash lease expense	2,941	1,961
Changes in operating assets and liabilities:
Accounts receivable	(4,653)	16,295
Prepaid expenses and other assets	1,350	(2,982)
Accounts payable	(5,639)	(2,955)
Accrued liabilities	151	(5,885)
Accrued compensation	(781)	(4,171)
Deferred revenue	1,179	(6,486)
Operating lease liabilities	(2,736)	(964)
Other liabilities	295	(900)
Net cash provided by (used in) operating activities	14,503	(13,314)
Cash flows from investing activities:
Purchases of property and equipment	(719)	(553)
Capitalized software development costs	(8,941)	(5,872)
Net cash used in investing activities	(9,660)	(6,425)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(3,202)	(1,561)
Payment of member tax distributions	(5,207)	(15)
Repayment of revolving credit facility	—	(17,500)
Net cash used in financing activities	(8,409)	(19,076)
Net decrease in cash and cash equivalents	(3,566)	(38,815)
Cash and cash equivalents at beginning of period	206,573	238,480
Cash and cash equivalents at end of period	$203,007	$199,665
Supplemental disclosure of cash flow information:
Cash paid for interest	$145	$199
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$4,323	$3,113
Operating lease assets obtained in exchange for operating lease liabilities	$371	$3,778
Capitalized assets financed by accounts payable and accrued liabilities	$1,078	$516
Accrued member tax distributions	$4,269	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

1. Nature of Operations
Viant Technology Inc. (the “Company,” “we,” “us,” “our” or “Viant”) was incorporated in the State of Delaware on October 9, 2020. The Company operates a demand side platform ("DSP") used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across most channels, including desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.
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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information which are unaudited and include the operations of the Company, Viant Technology LLC and its wholly owned subsidiaries. Viant Technology LLC is considered a variable interest entity. The Company is the primary beneficiary and sole managing member of Viant Technology LLC and has decision-making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Viant Technology LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
The condensed consolidated statements of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 (“fiscal 2023”), or for any other future annual or interim period.
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, primarily those related to revenue recognition, stock-based compensation, income taxes, allowances for doubtful accounts, the useful lives of capitalized software development costs and other property, equipment, and software and assumptions used in the impairment analyses of long-lived assets and goodwill. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The impact of widespread macroeconomic and geopolitical uncertainties, including the impact of pandemics, bank failures, labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, recession risks, and potential disruptions from international conflicts and acts of terrorism on our business continues to evolve. Many of our estimates and assumptions consider these macroeconomic and geopolitical factors in the market, which require increased judgment and carry a

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

higher degree of variability and volatility. As events continue to evolve and additional information becomes available on the potential impact on our business of global economic and business events, our estimates may change materially in future periods as a result.
Comprehensive Loss
For the periods presented, net loss is equal to comprehensive loss.
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of September 30, 2023, cash equivalents included money market funds of $185.5 million.
Accounts Receivable, Net of Allowances
The following table presents changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2023:

(in thousands)
Balance as of December 31, 2022	$1,015
Cumulative impact of accounting adoption	209
Provision for doubtful accounts	22
Write-offs, net of recoveries	(84)
Balance as of March 31, 2023	$1,162
Provision for doubtful accounts	27
Write-offs, net of recoveries	(54)
Balance as of June 30, 2023	$1,135
Provision for doubtful accounts	14
Write-offs, net of recoveries	—
Balance as of September 30, 2023	$1,149
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
As of September 30, 2023, two individual customers accounted for 13.3% and 13.0% of consolidated accounts receivable. As of December 31, 2022, no individual customers accounted for 10.0% or greater of consolidated accounts receivable.
As of September 30, 2023, two individual suppliers accounted for 13.5% and 12.9% of consolidated accounts payable and accrued liabilities. As of December 31, 2022, one supplier accounted for 24.6% of consolidated accounts payable and accrued liabilities.
For the three months ended September 30, 2023, there was one advertising agency holding company that accounted for 11.5% of the Company's total revenue. For the nine months ended September 30, 2023, there were no advertising agency holding companies that accounted for 10.0% or more of the Company’s total revenue. For the three and nine months ended September 30, 2022, one advertising agency holding company accounted for 20.3% and 13.9% of the Company's total revenue, respectively.
For the three and nine months ended September 30, 2023, there was one individual customer that accounted for 20.3% and 15.2% of the Company’s total revenue, respectively. For the three and nine months ended September 30, 2022, there were no individual customers that accounted for 10.0% or more of the Company’s total revenue.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

JOBS Act Election as an Emerging Growth Company
On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.235 billion in annual gross revenues, has issued less than $1 billion of non-convertible debt over a three-year period and is not deemed to be a large accelerated filer under the rules of the SEC. The Company may take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period.
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
Recently Adopted Accounting Pronouncements
Financial Instruments—Credit Losses
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which results in more timely recognition of losses on financial instruments. We adopted this standard at the beginning of fiscal 2023. As a result, we revised the impairment model to utilize an expected loss methodology in place of an incurred loss methodology related to our allowance for credit losses on our trade accounts receivable. We evaluate our allowance for credit losses based on historical bad debt experience, our assessment of the financial condition of companies with which we do business, current macroeconomic conditions and reasonable and supportable forecasts of future macroeconomic conditions. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
3. Revenue
The disaggregation of revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Over-time revenue	$1,019	$133	$2,188	$494
Point-in-time revenue	58,566	48,697	156,340	142,165
Total revenue	$59,585	$48,830	$158,528	$142,659
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $0.1 million as of September 30, 2023 and $0.1 million as of December 31, 2022. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts.
Remaining deferred revenue that is anticipated to be recognized during the succeeding twelve month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of September 30,	As of December 31,
	2023	2022
Capitalized software development costs	$86,617	$72,988
Computer equipment	1,397	1,116
Purchased software	32	32
Furniture, fixtures and office equipment	968	1,226
Leasehold improvements	2,294	2,571
Total property, equipment, and software	91,308	77,933
Less: Accumulated depreciation	(64,128)	(54,827)
Total property, equipment, and software, net	$27,180	$23,106
Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Platform operations	$3,147	$2,510	$8,769	$7,219
Sales and marketing	—	—	—	—
Technology and development	386	432	1,162	1,250
General and administrative	145	147	436	436
Total	$3,678	$3,089	$10,367	$8,905
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
As of September 30, 2023, our operating leases had a weighted-average remaining lease term of approximately seven years and a weighted-average incremental borrowing rate of 3.5%.
Cash paid for amounts included in the operating lease liabilities was $1.3 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $1.5 million for the three and nine months ended September 30, 2022, respectively.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$1,234	$915	$3,655	$2,542
Short-term lease cost	268	341	609	1,045
Variable lease cost	—	23	9	113
Total lease cost	$1,502	$1,279	$4,273	$3,700

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

As of September 30, 2023, we had a remaining contractual obligation of $2.7 million related to a short-term lease to be paid over the following four years. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in our disclosure of short-term lease cost. This lease and other of our short-term leases are not recorded on the Company's condensed consolidated balance sheet due to our accounting policy election for short-term leases.
Future minimum lease payments as of September 30, 2023 were as follows:

As of September 30,
Year	2023
Remainder of 2023	$1,260
2024	4,481
2025	4,359
2026	4,291
2027	4,216
Thereafter	10,934
Total undiscounted future lease payments	29,541
Less: Imputed interest	(3,198)
Present value of operating lease liabilities	26,343
Less: Operating lease liabilities, current	(3,807)
Operating lease liabilities, noncurrent	$22,536
6. Intangible Assets, Net
The balances of intangible assets and accumulated amortization are as follows:

	As of September 30, 2023
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	—	$4,927	$(4,927)	$—
Customer relationships	0.3	2,300	(2,190)	110
Trademarks/tradenames	2.4	1,400	(1,207)	193
Total		$8,627	$(8,324)	$303

	As of December 31, 2022
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.1	$4,927	$(4,869)	$58
Customer relationships	1.1	2,300	(1,944)	356
Trademarks/tradenames	3.2	1,400	(1,147)	253
Total		$8,627	$(7,960)	$667

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Platform operations	$—	$175	$58	$525
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	102	102	306	316
Total	$102	$277	$364	$841
Estimated future amortization of intangible assets is as follows:

As of September 30,
Year	2023
Remainder of 2023	$103
2024	107
2025	80
2026	13
2027	—
Thereafter	—
Total	$303
7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of September 30,	As of December 31,
	2023	2022
Accrued traffic acquisition costs	$29,332	$29,631
Other accrued liabilities	5,837	5,432
Total accrued liabilities	$35,169	$35,063
The Company had a balance of $0.2 million as of September 30, 2023 and $0.2 million as of December 31, 2022, payable to related parties for expenses they incurred on our behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The related expense incurred by the Company was $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2022, respectively.
8. Revolving Credit Facility
On October 31, 2019, we entered into an asset-based revolving credit and security agreement (the "Loan Agreement") with PNC Bank, National Association (“PNC Bank”) that originally provided a senior secured revolving credit facility with borrowing capacity of up to $40.0 million and a maturity date of October 31, 2024. On April 4, 2023, we entered into an amendment to the Loan Agreement (as so amended, the "Amended Loan Agreement") that increased the borrowing capacity under the revolving credit facility to $75.0 million, extended the maturity date to April 4, 2028, and changed the rates at which advances will bear interest. The Amended Loan Agreement is collateralized by security interests in substantially all of our assets.
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon our selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

(as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The Company did not have an outstanding balance during the nine months ended September 30, 2023. The applicable margin is between 1.00% to 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of September 30, 2023 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum. We will be required to pay customary letter of credit fees, as necessary.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict our ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that we maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of September 30, 2023, we were in compliance with all covenants as part of the Amended Loan Agreement.
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
9. Stock-Based Compensation
In connection with the IPO, which occurred on February 12, 2021, the Phantom Unit Plan was replaced by the LTIP. On February 12, 2021, 6.2 million restricted stock units (“RSUs”) were granted under the LTIP. The Company is authorized to grant RSUs, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance stock awards under its LTIP. As of September 30, 2023, the Company had only granted RSUs and nonqualified stock options under the LTIP. Under the LTIP, 4.5 million shares of Class A common stock remained available for grant as of September 30, 2023.
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Platform operations	$1,171	$1,233	$3,187	$3,622
Sales and marketing	2,588	2,324	7,620	6,929
Technology and development	1,529	1,430	4,363	4,024
General and administrative	3,446	2,724	9,565	7,280
Total	$8,734	$7,711	$24,735	$21,855

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2022	3,928	$12.59
Granted	1,406	4.41
Vested	(800)	13.38
Canceled/forfeited	(38)	7.02
RSUs outstanding as of March 31, 2023	4,496	9.94
Granted	221	4.49
Vested	(432)	19.25
Canceled/forfeited	(45)	8.36
RSUs outstanding as of June 30, 2023	4,240	8.72
Granted	96	5.12
Vested	(346)	22.29
Canceled/forfeited	(46)	8.21
RSUs outstanding as of September 30, 2023	3,944	7.45
As of September 30, 2023, the Company had unrecognized stock-based compensation relating to RSUs of approximately $23.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.
Nonqualified Stock Options
The following summarizes nonqualified stock option activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,661	$6.14	9.2	$—
Granted	2,127	4.43
Exercised	—	—
Canceled	(8)	10.35
Expired	(25)	22.65
Outstanding as of March 31, 2023	5,755	5.43	9.3	33
Granted	37	4.40
Exercised	—	—
Canceled	(28)	5.17
Expired	(1)	32.93
Outstanding as of June 30, 2023	5,763	5.42	9.1	439
Granted	39	4.61
Exercised	—	—
Canceled	(24)	5.39
Expired	(3)	6.24
Outstanding as of September 30, 2023	5,775	5.41	8.8	2,839

Vested and exercisable	1,329	$6.06	8.4	$88

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The weighted-average grant date fair value of the nonqualified stock options granted during the three and nine months ended September 30, 2023 was $3.18 and $2.99, respectively. The Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $12.8 million, which is expected to be recognized over a weighted-average period of 2.0 years, as of September 30, 2023.
The following table presents the assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options for the three and nine months ended September 30, 2023 and 2022.

	Three and Nine Months Ended September 30,
	2023	2022
Risk free interest rate	3.8% - 4.3%	1.4% - 2.0%
Expected volatility	75.8% - 81.5%	61.5% - 62.7%
Expected term (in years)	6.0 - 6.1	5.9 - 6.0
Expected dividend yield	0.0%	0.0%
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
Expected Term. Given the insufficient historical data relating to nonqualified stock option exercises, the expected term assumption is primarily based on expected terms of a peer group of similar companies whose expected terms are publicly available. The Company will continue to apply this process until a sufficient amount of historical information regarding the Company’s nonqualified stock option exercises becomes available.
Expected Dividend Yield. The Company’s expected dividend yield assumption is zero as it has never paid dividends and has no present intention to do so in the future.
Issuance of Shares
Upon vesting of shares under the LTIP, the Company will issue treasury stock. If treasury stock is not available, Class A common stock will be issued.
10. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset in the current and prior-year periods. The Company recognized an income tax expense of $0.2 million due to current federal and state taxes payable, resulting in an effective tax rate of (36.9)% and (1.4)% for the three and nine months ended September 30, 2023, respectively. The Company did not recognize an income tax expense or benefit for the three and nine months ended September 30, 2022, which resulted in an effective tax rate of 0.0%.
As of September 30, 2023, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in Viant Technology LLC. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2023. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.
The Company has concluded based on applicable accounting standards and the weight of all available evidence, that it was MLTN that its deferred tax assets subject to the Tax Receivable Agreement ("TRA") entered into with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021 would not be realized as of September 30, 2023. Therefore, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of such deferred tax assets after concluding it was not probable that such TRA liability would be paid based on its estimates of future taxable income. As of September 30, 2023, the total unrecorded TRA liability is approximately $10.3 million. If utilization of the deferred tax assets subject to the TRA becomes MLTN in the future, the Company will record a liability related to the

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.
11. Loss Per Share
For the three and nine months ended September 30, 2023 and 2022, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.
The following table presents the calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(672)	$(12,426)	$(13,251)	$(40,081)
Less: Net loss attributable to noncontrolling interests	(146)	(9,300)	(9,181)	(30,362)
Net loss attributable to Viant Technology Inc.	$(526)	$(3,126)	$(4,070)	$(9,719)
Denominator
Weighted-average shares of Class A common stock outstanding—basic and diluted	15,388	14,306	15,093	14,078

Loss per share of Class A common stock—basic	$(0.03)	$(0.22)	$(0.27)	$(0.69)
Loss per share of Class A common stock—diluted	$(0.03)	$(0.22)	$(0.27)	$(0.69)

Anti-dilutive shares excluded from loss per share of Class A common stock—diluted:
Restricted stock units	3,944	4,421	3,944	4,421
Nonqualified stock options	5,775	3,902	5,775	3,902
Shares of Class B common stock	47,082	47,082	47,082	47,082
Total shares excluded from loss per share of Class A common stock—diluted	56,801	55,405	56,801	55,405
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table summarizes the ownership of Viant Technology LLC:

	As of September 30, 2023		As of December 31, 2022
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	15,541,093	24.8%	14,643,798	23.7%
Noncontrolling interests	47,082,260	75.2%	47,082,260	76.3%
Total	62,623,353	100.0%	61,726,058	100.0%
There were no exchanges of Class B units of Viant Technology LLC for shares of the Company’s Class A common stock during the three and nine months ended September 30, 2023.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to Viant Technology Inc.	$(526)	$(3,126)	$(4,070)	$(9,719)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(312)	(5,384)	(6,644)	(15,115)
Change from net loss attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(838)	$(8,510)	$(10,714)	$(24,834)
13. Commitments and Contingencies
Lease Commitments
As of September 30, 2023, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of September 30, 2023, we had non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage and other computing services. As of September 30, 2023, we estimate these obligations to be approximately $3.1 million for the remainder of 2023, $7.0 million in 2024, $5.7 million in 2025, and $1.3 million in 2026.
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
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of September 30, 2023.

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
Overview
We are an advertising technology company. Our cloud-based demand side platform (“DSP”) enables the programmatic purchase of advertising, which is the electronification of the digital advertising buying process. Programmatic advertising is rapidly taking market share from traditional ad sales channels, which require more staffing, offer less transparency and involve higher costs to buyers.
Our DSP is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their digital advertising across most channels. Through our omni-channel platform, a marketer can easily buy ads on desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.
Our DSP is an easy-to-use self-service platform that provides our customers with transparency and control over their advertising campaigns. Our platform offers customers unique visibility across a variety of inventory, allowing them to create customized audience segments and leverage our people-based and strategic partner data to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and built-in automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return on advertising spend (“ROAS”) across channels, and we believe this can be a feature that helps us grow our customer base as more customers recognize its benefits.
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
We believe that offering a mix of pricing and service options provides greater flexibility and access to our platform for marketers and their advertising agencies seeking to plan, buy and measure programmatic campaigns.
Our financial results for the three months ended September 30, 2023 and 2022, respectively, include:
•Revenue of $59.6 million and $48.8 million, representing an increase of 22.0%;
•Gross profit of $28.6 million and $21.3 million, representing an increase of 34.4%;
•Contribution ex-TAC(1) of $39.1 million and $32.1 million, representing an increase of 21.9%;
•Net loss of $0.7 million and $12.4 million, representing an improvement of 94.6%;
•Non-GAAP net income (loss)(1) of $7.6 million and $(4.4) million, representing an improvement of 271.6%; and
•Adjusted EBITDA(1) of $9.7 million and $(1.8) million, representing an improvement of 635.9%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Our financial results for the nine months ended September 30, 2023 and 2022, respectively, include:
•Revenue of $158.5 million and $142.7 million, representing an increase of 11.1%;
•Gross profit of $70.7 million and $58.0 million, representing an increase of 21.9%;
•Contribution ex-TAC(1) of $100.8 million and $91.4 million, representing an increase of 10.3%;
•Net loss of $13.3 million and $40.1 million, representing an improvement of 66.9%;
•Non-GAAP net income (loss)(1) of $10.8 million and $(17.2) million, representing an improvement of 163.1%; and
•Adjusted EBITDA(1) of $16.1 million and $(8.8) million, representing an improvement of 283.7%.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Factors Affecting Our Performance
Attract, Retain and Grow our Customer Base
Our future growth depends upon our ability to retain our existing customers and increase their usage of our platform as well as add new customers. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe we are well positioned to capture more of our customers’ programmatic budgets. We also continue to add functionality to our platform to encourage our customers to increase their usage. For instance, we continue to leverage artificial intelligence and machine learning in our platform to help our customers improve the efficiency and effectiveness of their advertising campaigns. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP and highlight the advantages of our people-based framework as cookie-based options become increasingly limited.
We evaluate our customers' usage of our platform and assess our market penetration and scale based on changes in revenue, contribution ex-TAC and advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee we charge customers. While we experienced customers reducing advertising budgets during the second half of 2022 due to adverse macroeconomic conditions, we've seen stabilizing trends in 2023. For the three months ended September 30, 2023 compared to the three months ended September 30, 2022, our revenue grew 22% and our advertiser spend per active customer increased 11%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue and contribution ex-TAC in the quarter. Our active customer count was 301 for the twelve months ended September 30, 2023, which reflects a decline compared to the twelve months ended September 30, 2022 as we continued to cycle through a subset of customers that do not have the capacity to scale their spend on our platform. Additionally, as our mix shift towards percentage of spend becomes less impactful and as fixed price becomes a smaller percentage of total advertiser spend, we expect gross profit and contribution ex-TAC to grow faster than revenue. For a detailed discussion of our key operating measures including the definition of active customers, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
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
Impact of Macroeconomic and Geopolitical Conditions
Macroeconomic conditions and geopolitical events, such as inflation, rising interest rates, tightening of credit markets, recession risks, labor shortages, supply chain disruptions, and potential disruptions from international conflicts and acts of terrorism, have impacted and may continue to impact our business and the business of our customers, while also disrupting sales channels and advertising and marketing activities. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows, and on our clients, partners, industry and employees, and have slowed the pace of further investments in sales and marketing as a result of these factors. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Due to the nature of our business, the effect of these macroeconomic conditions and geopolitical events may not be fully reflected in our results of operations until future periods.
In the fourth quarter of 2022, we initiated a cost reduction plan aimed at reducing our operating expenses and sharpening our focus on key growth priorities in light of macroeconomic conditions. This included a reduction of our employee headcount by approximately 13% resulting in restructuring charges of $1.4 million for the year ended December 31, 2022, consisting primarily of cash severance payments, employee benefits and related costs.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Seasonality
In the advertising industry, companies commonly experience seasonal fluctuations in revenue, as many marketers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter has reflected our highest level of advertising activity for the year. We generally expect the subsequent first quarter to reflect lower activity levels, but this trend may be masked due to the continued growth of our business. In addition, historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns and consumer activity due to the potential impacts of the evolving macroeconomic and geopolitical conditions discussed above. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods, making it difficult to predict our revenue, cash flow and operating results, all of which could fall below our expectations. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.
Results of Operations
The following tables present our condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated Statements of Operations Data:
Revenue	$59,585	$48,830	$158,528	$142,659
Operating expenses(1):
Platform operations	30,965	27,530	87,825	84,674
Sales and marketing	14,146	16,949	38,006	47,991
Technology and development	6,151	5,576	18,217	15,590
General and administrative	11,142	11,650	33,658	34,458
Total operating expenses	62,404	61,705	177,706	182,713
Loss from operations	(2,819)	(12,875)	(19,178)	(40,054)
Total other expense (income), net	(2,328)	(449)	(6,108)	27
Loss before income taxes	(491)	(12,426)	(13,070)	(40,081)
Provision for income taxes	181	—	181	—
Net loss	(672)	(12,426)	(13,251)	(40,081)
Less: Net loss attributable to noncontrolling interests	(146)	(9,300)	(9,181)	(30,362)
Net loss attributable to Viant Technology Inc.	$(526)	$(3,126)	$(4,070)	$(9,719)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Operating expenses(1):
Platform operations	52%	56%	55%	59%
Sales and marketing	24%	35%	24%	34%
Technology and development	10%	11%	11%	11%
General and administrative	19%	24%	21%	24%
Total operating expenses	105%	126%	112%	128%
Loss from operations	(5)%	(26)%	(12)%	(28)%
Total other expense (income), net	(4)%	(1)%	(4)%	—%
Loss before income taxes	(1)%	(25)%	(8)%	(28)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(1)%	(25)%	(8)%	(28)%
Less: Net loss attributable to noncontrolling interests	—%	(19)%	(6)%	(21)%
Net loss attributable to Viant Technology Inc.	(1)%	(6)%	(3)%	(7)%
*Percentages may not sum due to rounding
(1)Stock-based compensation, depreciation and amortization included in operating expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation:
Platform operations	$1,171	$1,233	$3,187	$3,622
Sales and marketing	2,588	2,324	7,620	6,929
Technology and development	1,529	1,430	4,363	4,024
General and administrative	3,446	2,724	9,565	7,280
Total stock-based compensation	$8,734	$7,711	$24,735	$21,855

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation:
Platform operations	$3,147	$2,510	$8,769	$7,219
Sales and marketing	—	—	—	—
Technology and development	386	432	1,162	1,250
General and administrative	145	147	436	436
Total depreciation	$3,678	$3,089	$10,367	$8,905

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization:
Platform operations	$—	$175	$58	$525
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	102	102	306	316
Total amortization	$102	$277	$364	$841
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%
Revenue	$59,585	$48,830	$10,755	22%
Revenue increased by $10.8 million, or 22%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to a 42% increase in revenue from marketers in the retail, consumer goods and travel industry verticals and a 7% increase in all other industry verticals. Additionally, approximately 86% of our revenue for the three months ended September 30, 2023 came from customers that had been customers during the three months ended September 30, 2022.
Operating Expenses
Platform Operations

	Three Months Ended September 30,		Change
	2023	2022	$	%
Traffic acquisition costs	$20,483	$16,759	$3,724	22%
Other platform operations	10,482	10,771	(289)	(3)%
Total platform operations	$30,965	$27,530	$3,435	12%
Percentage of revenue	52%	56%
Platform operations expense increased by $3.4 million, or 12%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was driven by a $3.7 million increase in traffic acquisition costs (“TAC”), a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. TAC represent amounts incurred and payable to suppliers for the cost of advertising media, third-party data and other add-on features. The increase was partially offset by a decrease in other platform operations expense resulting primarily from a $0.6 million decrease in personnel costs and a $0.2 million decrease in third-party costs in support of our DSP, partially offset by a $0.4 million increase in depreciation and amortization, net, driven by our continued investment in developed technology.
Sales and Marketing

	Three Months Ended September 30,		Change
	2023	2022	$	%
Sales and marketing	$14,146	$16,949	$(2,803)	(17)%
Percentage of revenue	24%	35%
Sales and marketing expense decreased by $2.8 million, or 17%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily due to a $2.8 million decrease in personnel costs and a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
$0.4 million decrease in advertising expense, partially offset by a $0.3 million increase in stock-based compensation and a $0.2 million increase in travel and entertainment expenses.
Technology and Development

	Three Months Ended September 30,		Change
	2023	2022	$	%
Technology and development	$6,151	$5,576	$575	10%
Percentage of revenue	10%	11%
Technology and development expense increased by $0.6 million, or 10%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily due to a $0.6 million increase in personnel costs and a $0.1 million increase in stock-based compensation, partially offset by a $0.1 million decrease in professional services.
General and Administrative

	Three Months Ended September 30,		Change
	2023	2022	$	%
General and administrative	$11,142	$11,650	$(508)	(4)%
Percentage of revenue	19%	24%
General and administrative expense decreased by $0.5 million, or 4%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily attributable to a $0.8 million decrease in business insurance and tax, accounting, legal, and consulting expenses associated with general corporate and compliance matters and a $0.8 million decrease in bad debt reserves, partially offset by a $0.7 million increase in stock-based compensation, a $0.2 million increase in recruiting expenses and a $0.2 million increase in personnel costs.
Total Other Expense (Income), Net

	Three Months Ended September 30,		Change
	2023	2022	$	%
Total other expense (income), net	$(2,328)	$(449)	$(1,879)	418%
Percentage of revenue	(4)%	(1)%
Total other income for the three months ended September 30, 2023 was $2.3 million compared to total other income of $0.4 million for the same period in 2022. The change from the prior year was primarily due to higher interest income on cash and cash equivalents due to higher interest rates and an increase in our money market funds balance.
For each of the three months ended September 30, 2023 and 2022, total interest cost incurred was $0.1 million. Interest costs capitalized during the three months ended September 30, 2023 and 2022 were de minimis.
Provision For Income Taxes

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(NM = Not Meaningful)
Provision for income taxes	$181	$—	$181	NM
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the three months ended September 30, 2023 and 2022, respectively. The provision for income taxes increased by $0.2 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was attributable to current federal and state taxes resulting from Viant Technology Inc.'s pro-rata share of taxable income from Viant Technology LLC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Revenue	$158,528	$142,659	$15,869	11%
Revenue increased by $15.9 million, or 11%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to a 44% increase in revenue from marketers in the retail vertical and a 4% increase in revenue from marketers in all other industry verticals. Additionally, approximately 90% of our revenue for the nine months ended September 30, 2023 came from customers that had been customers during the nine months ended September 30, 2022.
Operating Expenses
Platform Operations

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Traffic acquisition costs	$57,747	$51,309	$6,438	13%
Other platform operations	30,078	33,365	(3,287)	(10)%
Total platform operations	$87,825	$84,674	$3,151	4%
Percentage of revenue	55%	59%
Platform operations expense increased by $3.2 million, or 4%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily driven by a $6.4 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was partially offset by a decrease in other platform operations expense resulting primarily from a $1.6 million decrease in personnel costs, a $1.1 million decrease in third-party costs in support of our DSP, a $1.1 million decrease in cloud costs due to continued efforts to increase cloud infrastructure efficiencies, a $0.4 million decrease in stock-based compensation and a $0.2 million decrease in data center services, partially offset by a $1.1 million increase in depreciation and amortization, net, related to our continued investment in developed technology.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Sales and marketing	$38,006	$47,991	$(9,985)	(21)%
Percentage of revenue	24%	34%
Sales and marketing expense decreased by $10.0 million, or 21%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily driven by a $7.8 million decrease in personnel costs and a $3.5 million decrease in advertising expense, partially offset by a $0.7 million increase in stock-based compensation and a $0.5 million increase in travel and entertainment expense.
Technology and Development

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Technology and development	$18,217	$15,590	$2,627	17%
Percentage of revenue	11%	11%
Technology and development expense increased by $2.6 million, or 17%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily attributable to a $2.0 million increase in personnel costs, a $0.4 million increase in facilities expense, a $0.3 million increase in stock-based compensation, a $0.1 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
increase in recruiting expenses and a $0.1 million increase in cybersecurity costs, partially offset by a $0.4 million decrease in consulting services.
General and Administrative

	Nine Months Ended September 30,		Change
	2023	2022	$	%
General and administrative	$33,658	$34,458	$(800)	(2)%
Percentage of revenue	21%	24%
General and administrative expense decreased by $0.8 million, or 2%, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily attributable to a $1.8 million decrease in business insurance and tax, accounting, legal, and consulting expenses associated with general corporate and compliance matters, a $0.8 million decrease in bad debt reserves, a $0.5 million decrease in recruiting services and a $0.4 million decrease in travel and entertainment, partially offset by a $2.3 million increase in stock-based compensation and a $0.4 million increase in personnel costs.
Total Other Expense (Income), Net

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(NM = Not Meaningful)
Total other expense (income), net	$(6,108)	$27	$(6,135)	NM
Percentage of revenue	(4)%	—%
Total other income for the nine months ended September 30, 2023 was $6.1 million and de minimis for the same period in 2022. The change from the prior year was primarily due to higher interest income on cash and cash equivalents due to higher interest rates, an increase in our money market funds balance and lower interest expense as a result of paying off the full outstanding balance under our revolving credit facility with PNC Bank in May 2022.
For the nine months ended September 30, 2023 and 2022, interest cost incurred was $0.3 million and $0.4 million, respectively. Interest costs capitalized during the nine months ended September 30, 2023 and 2022 were de minimis.
Provision For Income Taxes

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(NM = Not Meaningful)
Provision for income taxes	$181	$—	$181	NM
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the nine months ended September 30, 2023 and 2022, respectively. The provision for income taxes increased by $0.2 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was attributable to current federal and state taxes resulting from Viant Technology Inc.'s pro-rata share of taxable income from Viant Technology LLC.
Key Operating and Financial Performance Measures
Use of Non-GAAP Financial Measures
We monitor certain non-GAAP financial measures to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. We believe these measures enhance an understanding of our overall performance and investors’ ability to review our business from the same perspective as management, and facilitate comparisons of this period’s results with prior periods on a consistent basis by excluding items that management does not believe are indicative of our ongoing operating performance. These non-GAAP financial measures include contribution ex-TAC, non-GAAP operating expenses, adjusted EBITDA, adjusted EBITDA as a percentage of contribution ex-TAC, non-GAAP net income (loss), and non-GAAP earnings (loss) per share of Class A common stock—basic and diluted, each of which are discussed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
immediately following the table below, along with the operational performance measure of active customers. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures which are not prepared in accordance with GAAP, as they may be different from non-GAAP financial measures used by other companies and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change (%)	2023	2022	Change (%)
	(NM = Not Meaningful)
Operating and Financial Performance Measures
Gross profit	$28,620	$21,300	34%	$70,703	$57,985	22%
Contribution ex-TAC	$39,102	$32,071	22%	$100,781	$91,350	10%
Net loss	$(672)	$(12,426)	95%	$(13,251)	$(40,081)	67%
Adjusted EBITDA	$9,668	$(1,804)	636%	$16,094	$(8,762)	284%
Net loss as a percentage of gross profit	(2)%	(58)%	NM	(19)%	(69)%	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	25%	(6)%	NM	16%	(10)%	NM
Non-GAAP net income (loss)	$7,609	$(4,434)	272%	$10,824	$(17,154)	163%
Total operating expenses	$62,404	$61,705	1%	$177,706	$182,713	(3)%
Non-GAAP operating expenses	$29,434	$33,875	(13)%	$84,687	$100,112	(15)%
Earnings (loss) per share—basic	$(0.03)	$(0.22)	86%	$(0.27)	$(0.69)	61%
Earnings (loss) per share—diluted	$(0.03)	$(0.22)	86%	$(0.27)	$(0.69)	61%
Non-GAAP earnings (loss) per share—basic	$0.08	$(0.06)	233%	$0.11	$(0.24)	146%
Non-GAAP earnings (loss) per share—diluted	$0.08	$(0.06)	233%	$0.11	$(0.24)	146%
Active customers	301	334	(10)%	301	334	(10)%
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
Our use of contribution ex-TAC has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define contribution ex-TAC differently, which may make comparisons difficult. Because of this and other potential limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$59,585	$48,830	$158,528	$142,659
Less: Platform operations	(30,965)	(27,530)	(87,825)	(84,674)
Gross profit	28,620	21,300	70,703	57,985
Add: Other platform operations	10,482	10,771	30,078	33,365
Contribution ex-TAC	$39,102	$32,071	$100,781	$91,350
Active customers
We define an active customer as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. For purposes of this definition, a customer that operates under any of our pricing options that equals or exceeds the aforementioned contribution ex-TAC threshold is considered an active customer. Active customers is a key measure used by our management and board of directors to understand and evaluate our operating performance and trends, develop short- and long-term operational plans and make strategic decisions regarding future enhancements to our platform. We believe active customers is a useful metric for investors because it allows investors to evaluate the Company’s operational performance in the same manner as our management and board of directors. Active customers is an operational metric calculated using contribution ex-TAC, a non-GAAP financial measure. For the twelve months ended September 30, 2023, our active customer count was 301, compared to 334 active customers for the twelve months ended September 30, 2022.
Non-GAAP Operating Expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense (income), net, less TAC, stock-based compensation, depreciation, amortization and certain other items that are not related to our core operations, such as restructuring charges and transaction expenses. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our quarterly and annual business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of TAC, stock-based compensation, depreciation, amortization and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core controllable costs, and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
Our use of non-GAAP operating expenses has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define non-GAAP operating expenses differently, which may make comparisons difficult. Because of this and other potential limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Platform operations	$30,965	$27,530	$87,825	$84,674
Sales and marketing	14,146	16,949	38,006	47,991
Technology and development	6,151	5,576	18,217	15,590
General and administrative	11,142	11,650	33,658	34,458
Total operating expenses	62,404	61,705	177,706	182,713
Add:
Other expense, net	1	6	89	309
Less:
Traffic acquisition costs	(20,483)	(16,759)	(57,747)	(51,309)
Stock-based compensation	(8,734)	(7,711)	(24,735)	(21,855)
Depreciation and amortization	(3,780)	(3,366)	(10,731)	(9,746)
Restructuring(1)	26	—	105	—
Non-GAAP operating expenses	$29,434	$33,875	$84,687	$100,112
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
Because of these and other potential limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, net loss and cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents a reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(672)	$(12,426)	$(13,251)	$(40,081)
Add back:
Interest income, net	(2,329)	(455)	(6,197)	(282)
Provision for income taxes	181	—	181	—
Depreciation and amortization	3,780	3,366	10,731	9,746
Stock-based compensation	8,734	7,711	24,735	21,855
Restructuring(1)	(26)	—	(105)	—
Adjusted EBITDA	$9,668	$(1,804)	$16,094	$(8,762)
(1)Restructuring includes adjustments to severance charges initially recognized during the prior year.
The following table presents the calculation of net loss as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit	$28,620	$21,300	$70,703	$57,985
Net loss	$(672)	$(12,426)	$(13,251)	$(40,081)
Net loss as a percentage of gross profit	(2)%	(58)%	(19)%	(69)%
Contribution ex-TAC(1)	$39,102	$32,071	$100,781	$91,350
Adjusted EBITDA	$9,668	$(1,804)	$16,094	$(8,762)
Adjusted EBITDA as a percentage of contribution ex-TAC	25%	(6)%	16%	(10)%
(1)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”
Non-GAAP net income (loss)
Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss) adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt, as well as the income tax effect of these adjustments. Net income (loss) is the most comparable GAAP financial measure. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
Our use of non-GAAP net income (loss) has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define non-GAAP net income (loss) differently, which may make comparisons difficult. Because of this and other potential limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents a reconciliation of net loss to non-GAAP net income (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(672)	$(12,426)	$(13,251)	$(40,081)
Add back: Stock-based compensation	8,734	7,711	24,735	21,855
Add back: Restructuring(1)	(26)	—	(105)	—
Less: Income tax benefit (expense) related to Viant Technology Inc.’s share of adjustments(2)	(427)	281	(555)	1,072
Non-GAAP net income (loss)	$7,609	$(4,434)	$10,824	$(17,154)
(1)Restructuring includes adjustments to severance charges initially recognized during the prior year.
(2)The estimated income tax effect of our share of non-GAAP reconciling items for the three and nine months ended September 30, 2023 and 2022 are calculated using assumed blended tax rates of 25% and 24%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is a non-GAAP financial measure defined by us as earnings (loss) per share of Class A common stock—basic and diluted, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring charges, transaction expenses and the extinguishment of debt, as well as the income tax effect of such adjustments. Earnings (loss) per share of Class A common stock—basic and diluted is the most comparable GAAP financial measure. Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation, gain on extinguishment of debt and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share of Class A common stock—basic and diluted provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
Our use of non-GAAP earnings (loss) per share of Class A common stock—basic and diluted has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may report non-GAAP earnings (loss) per share of Class A common stock—basic and diluted or similarly titled measures, but calculate them differently, which reduces their usefulness as comparative measures. Because of this and other potential limitations, you should consider our non-GAAP measures only as supplemental to other GAAP-based financial performance measures, including earnings (loss) per share of Class A common stock—basic and diluted.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of common shares such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the three and nine months ended September 30, 2023, Class B common stock and nonqualified stock options have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method, respectively. For the three and nine months ended September 30, 2022, Class B common stock, RSUs, and nonqualified stock options have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Earnings (Loss) per Share		Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(672)		$—	$(672)	$(12,426)	$—	$(12,426)
Adjustments:
Add back: Stock-based compensation	—		8,734	8,734	—	7,711	7,711
Add back: Restructuring(1)	—	`	(26)	(26)	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments(2)	—		(427)	(427)	—	281	281
Non-GAAP net income (loss)	(672)		8,281	7,609	(12,426)	7,992	(4,434)
Less: Net income (loss) attributable to noncontrolling interests(3)	(146)		6,448	6,302	(9,300)	5,752	(3,548)
Net income (loss) attributable to Viant Technology Inc.—basic	(526)		1,833	1,307	(3,126)	2,240	(886)
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—		80	80	—	—	—
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock	—		(20)	(20)	—	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(526)		$1,893	$1,367	$(3,126)	$2,240	$(886)
Denominator
Weighted-average shares of Class A common stock outstanding —basic	15,388			15,388	14,306		14,306
Effect of dilutive securities:
Restricted stock units	—			735	—		—
Weighted-average shares of Class A common stock outstanding —diluted	15,388			16,123	14,306		14,306

Earnings (loss) per share of Class A common stock—basic	$(0.03)		$0.11	$0.08	$(0.22)	$0.16	$(0.06)
Earnings (loss) per share of Class A common stock—diluted	$(0.03)		$0.11	$0.08	$(0.22)	$0.16	$(0.06)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	3,944			—	4,421		4,421
Nonqualified stock options	5,775			5,775	3,902		3,902
Shares of Class B common stock	47,082			47,082	47,082		47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	56,801			52,857	55,405		55,405
(1)Restructuring includes adjustments to severance charges initially recognized during the prior year.
(2)The estimated income tax effect of our share of non-GAAP reconciling items for the three months ended September 30, 2023 and 2022 are calculated using assumed blended tax rates of 25% and 24%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(3)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation and restructuring charges attributed to the noncontrolling interests outstanding during the period.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(13,251)	$—	$(13,251)	$(40,081)	$—	$(40,081)
Adjustments:
Add back: Stock-based compensation	—	24,734	24,734	—	21,855	21,855
Add back: Restructuring(1)	—	(105)	(105)	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments (2)	—	(555)	(555)	—	1,072	1,072
Non-GAAP net income (loss)	(13,251)	24,074	10,823	(40,081)	22,927	(17,154)
Less: Net income (loss) attributable to noncontrolling interests (3)	(9,181)	18,305	9,124	(30,362)	16,590	(13,772)
Net income (loss) attributable to Viant Technology Inc.—basic	(4,070)	5,769	1,699	(9,719)	6,337	(3,382)
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	97	97	—	—	—
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock	—	(24)	(24)	—	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(4,070)	$5,842	$1,772	$(9,719)	$6,337	$(3,382)
Denominator
Weighted-average shares of Class A common stock outstanding —basic	15,093		15,093	14,078		14,078
Effect of dilutive securities:
Restricted stock units	—		481	—		—
Weighted-average shares of Class A common stock outstanding —diluted	15,093		15,574	14,078		14,078

Earnings (loss) per share of Class A common stock—basic	$(0.27)	$0.38	$0.11	$(0.69)	$0.45	$(0.24)
Earnings (loss) per share of Class A common stock—diluted	$(0.27)	$0.38	$0.11	$(0.69)	$0.45	$(0.24)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	3,944		—	4,421		4,421
Nonqualified stock options	5,775		5,775	3,902		3,902
Shares of Class B common stock	47,082		47,082	47,082		47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	56,801		52,857	55,405		55,405
(1)Restructuring includes adjustments to severance charges initially recognized during the prior year.
(2)The estimated income tax effect of our share of non-GAAP reconciling items for the nine months ended September 30, 2023 and 2022 are calculated using assumed blended tax rates of 25% and 24%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(3)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation and restructuring charges attributed to the noncontrolling interests outstanding during the period.
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $203.0 million and working capital, consisting of current assets less current liabilities, of $226.8 million, compared to cash and cash equivalents of $206.6 million and working capital of $227.7 million as of December 31, 2022.
Our primary sources of cash are revenues derived from the programmatic purchase of advertising on our platform and our existing cash and cash equivalents, although we have addressed, and may in the future address, our liquidity needs by utilizing our borrowing capacity under our asset-based revolving credit and security agreement (the “Amended Loan Agreement”) we have with PNC Bank (which was amended in April 2023), obtaining debt financing from other sources or raising additional funds by issuing equity.
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
As of September 30, 2023, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $1.3 million for the remainder of 2023, $4.5 million in 2024, $4.4 million in 2025, $4.3 million in 2026, and $4.2 million in 2027, and non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $3.1 million for the remainder of 2023, $7.0 million in 2024, $5.7 million in 2025, and $1.3 million in 2026.
On February 9, 2021, in connection with our IPO, we entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Viant Technology LLC, continuing members of Viant Technology LLC (our “pre-IPO owners”) and the TRA Representative (as defined in the Tax Receivable Agreement), as described under Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As of September 30, 2023, we concluded that it was more likely than not that our deferred tax assets subject to the Tax Receivable Agreement would not be realized. Therefore, we currently do not expect to make payments under our Tax Receivable Agreement based on our estimates of future taxable income. As of September 30, 2023, the total unrecorded liability for our Tax Receivable Agreement is approximately $10.3 million.
From time to time, our subsidiary, Viant Technology LLC, makes cash distributions on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities with respect to their share of earnings of Viant Technology LLC. These payments are reflected within "Payment of member tax distributions" on the condensed consolidated statements of cash flows.
We assess our liquidity in terms of our ability to generate cash sufficient to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We believe our existing cash and cash equivalents, cash flow from revenues derived from the programmatic purchase of advertising on our platform and the undrawn availability under our revolving credit facility from the Amended Loan Agreement with PNC Bank will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations, the undrawn availability under our credit facility and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate positive cash flows through programmatic advertising purchases on our platform, our ability to access the capital markets and other factors, including those discussed under the section titled “Risk Factors” in this Quarterly Report.
We did not have any other off-balance sheet arrangements as of September 30, 2023 other than the minimum payments under the operating leases, hosting arrangements and the indemnification agreements described in Note 13—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
We are a holding company with no operations of our own and are dependent on distributions from Viant Technology LLC to pay our taxes and satisfy any current or future cash requirements. Our Amended Loan Agreement with PNC Bank imposes, and any future credit facilities may impose, limitations on our ability and the ability of Viant Technology LLC to pay dividends to third parties.
Revolving Credit Facility
As of September 30, 2023, our Amended Loan Agreement with PNC Bank provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of September 30, 2023, there was no outstanding balance and up to $74.1 million of undrawn availability under the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Amended Loan Agreement. As of December 31, 2022, there was no outstanding balance and up to $39.6 million of undrawn availability under the Loan Agreement.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of September 30, 2023, we were in compliance with this covenant, and we do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months.
For further discussion of our Amended Loan Agreement with PNC Bank, refer to Note 8—Revolving Credit Facility to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Consolidated Statements of Cash Flows Data
Cash flows provided by (used in) operating activities	$14,503	$(13,314)
Cash flows used in investing activities	(9,660)	(6,425)
Cash flows used in financing activities	(8,409)	(19,076)
Net decrease in cash and cash equivalents	$(3,566)	$(38,815)
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
Our cash flows provided by operating activities for the nine months ended September 30, 2023 was $14.5 million, a net increase of $27.8 million, or 209%, from cash flows used in operating activities for the nine months ended September 30, 2022 of $13.3 million. Cash flows provided by operating activities for the nine months ended September 30, 2023 resulted primarily from:
•a decrease of $13.3 million from net loss;
•an increase of $38.6 million due to non-cash add back adjustments to net loss primarily comprised of $24.7 million for stock-based compensation, $10.7 million for depreciation and amortization and $2.9 million of amortization of operating lease assets;
•a decrease of $9.6 million from changes in working capital (excluding deferred revenue, other liabilities, and operating lease liabilities), including a net decrease of $3.3 million in accounts receivable, prepaid assets and other assets primarily related to higher sales and timing of customer collections due to seasonal fluctuations as well as a decrease of $6.3 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments;
•an increase in deferred revenue of $1.2 million;
•a decrease in operating lease liabilities of $2.7 million; and
•a decrease in other liabilities of $0.3 million.
During the nine months ended September 30, 2022, cash used in operating activities of $13.3 million resulted primarily from a net loss of $40.1 million offset by non-cash add back adjustments to net loss of $21.9 million for stock-based compensation, $9.7 million for depreciation and amortization, $2.0 million of amortization of operating lease assets and an increase in net working capital (excluding deferred revenue, operating lease liabilities and other liabilities) of $0.3 million, offset by a decrease in deferred revenue of $6.5 million, a decrease in operating lease liabilities of $1.0 million and a decrease in other liabilities of $0.9 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Cash Flows Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our technology in support of enhancing our platform and purchases of property and equipment in support of our growth. We capitalize certain costs associated with creating and enhancing internally developed software related to our technology infrastructure that are recorded within property, equipment, and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to platform development projects. Purchases of property, equipment and capitalized software development costs may vary from period-to-period due to the timing of the expansion of our operations, the addition or reduction of headcount and our platform development cycles. As a result of capitalization of stock-based compensation in future periods and the growth of our business, we expect our capital expenditures and our investment activity to continue to increase.
Our cash flows used in investing activities for the nine months ended September 30, 2023 was $9.7 million, a net increase of $3.2 million, or 50%, from cash flows used in investing activities for the nine months ended September 30, 2022 of $6.4 million. The change in cash flows for the nine months ended September 30, 2023 was primarily due to:
•$8.9 million of investments in capitalized software to develop our technology in support of enhancing our platform; and
•$0.7 million of purchases of property and equipment.
During the nine months ended September 30, 2022, cash used in investing activities of $6.4 million resulted primarily from investments in capitalized software development costs as well as purchases of property and equipment.
Cash Flows Used In Financing Activities
Our financing activities have consisted primarily of proceeds from borrowings and repayments of our debt, issuances of our equity and payments of member distributions in accordance with their assumed tax liabilities. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and growth.
Our cash flows used in financing activities for the nine months ended September 30, 2023 was $8.4 million, which consisted of payments for member tax distributions under the TRA and taxes paid related to the net share settlement of equity awards.
During the nine months ended September 30, 2022, cash flows used in financing activities of $19.1 million resulted primarily from the $17.5 million repayment of our revolving credit facility and $1.6 million of taxes paid related to the net share settlement of equity awards.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition net versus gross assessment in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of common stock and stock-based compensation, internal use software and the assumptions used in the calculation of our expected loss rate used to determine our credit loss reserve have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2023, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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
•We receive a significant amount of revenue from a select number of advertising agency holding companies, which own various advertising agencies, and the loss of advertising agencies as customers could harm our business, operating results and financial condition;
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
•We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, and revenue declines, increase the cost of data, reduce the availability of data, reduce our ability to utilize or disclose data, adversely affect the demand for our products and services, or have other adverse business consequences;

•Our business or ability to operate our platform could be impacted by changes in the technology industry by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies,” could cause instability in the advertising technology industry;
•A significant inadvertent disclosure or breach of our information technology systems or data, or of the security of our or our customers’, suppliers’, or other third parties’ systems upon which we rely could be detrimental to our business, reputation and results of operations;
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
Our success is dependent on regularly adding new customers and our ability to increase our customers’ usage of our platform, continuously enhance and improve our offerings and platform, build our brand, scale our technology capabilities, add functionality to and improve the performance of our demand side platform ("DSP"), and address technological and industry advancements, including the use of artificial intelligence (“AI”). Our contracts and relationships with customers generally do not include long-term or exclusive obligations requiring them to use our platform or maintain or increase their use of our platform. Our customers typically have relationships with numerous providers and can use both our platform and those of our competitors without incurring significant costs or disruption. Our customers may also choose to decrease their overall advertising spend for any reason, including if they do not believe they are receiving a sufficient return on advertising spend. Accordingly, we must continually work to win new customers and retain existing customers, increase their usage of our platform and capture a larger share of their advertising spend. For those customers utilizing our self-service capabilities, we may not be successful at educating and training customers, particularly our newer customers, on how to use our platform, in particular our advanced reporting tools, in order for our customers to get the most benefit from our platform and increase their usage. If these efforts are unsuccessful or customers decide not to continue to maintain or increase their usage of our platform for any other reason, or if we fail to attract new customers, our revenue could fail to grow or decline, which would materially and adversely harm our business, operating results and financial condition. If customers representing a significant portion of our business decide to materially reduce their use of our platform or cease using our platform altogether, our revenue could be significantly reduced, which could have a material adverse effect on our business, operating results and financial condition. We may not be able to replace customers who decrease or cease their usage of our platform with new customers that will use our platform to the same extent or at all.
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
We receive a significant amount of revenue from a select number of advertising agency holding companies, which own various advertising agencies, and the loss of advertising agencies as customers could harm our business, operating results and financial condition.
A significant amount of our revenue comes from advertising agencies. We had 301 active customers for the twelve months ended September 30, 2023, consisting primarily of advertising agencies. Many of these agencies are owned by advertising agency holding companies, where decision-making is generally highly decentralized such that purchasing decisions are made, and relationships with marketers are located, at the agency, local branch or division level. Due to the highly decentralized operations and decision-making at the agencies owned by each of these advertising agency holding companies, we consider the individual agencies rather than the holding company to be our customers.
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
Our sales cycle, from initial contact to contract execution and implementation, can take significant time. As part of our sales cycle, we may incur significant expenses before we generate any revenue from a prospective customer. The substantial time and money spent on our sales efforts may not generate significant revenue. If conditions in the marketplace, generally or with a specific prospective customer, change negatively, it is possible that we will be unable to recover any of these expenses. Our sales efforts involve educating our customers about the use, technical capabilities and benefits of our platform. Many of our prospective customers undertake a lengthy evaluation process that involves assessing our platform against the offerings of our competitors. As a result, it is difficult to predict when or if we will obtain new customers and begin generating revenue from these new customers. Even if our sales efforts result in obtaining a new customer, the customer controls when and to what extent it uses our platform and therefore the amount of revenue we generate, and it may not sufficiently justify the expenses incurred to acquire the customer and the related training support. As a result, we may not be able to add customers, or generate revenue, as quickly as we may expect, which could harm our growth prospects.
The effects of macroeconomic conditions and geopolitical events, such as inflation, rising interest rates and other adverse market events, have had, and could in the future have, an adverse impact on our business, operating results and financial condition.
Our business and operations have been and could in the future be adversely affected by macroeconomic conditions and geopolitical events, such as bank failures, rising interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, pandemics, international conflicts and acts of terrorism. A recession, depression, or other economic slowdown resulting from macroeconomic conditions and geopolitical events could materially and adversely affect our business and that of our customers or potential customers and our results could fluctuate unpredictably.
Our business depends on the overall demand for advertising and on the economic health of our customers that benefit from our platform. Economic downturns or unstable market conditions may cause our customers to decrease their advertising budgets, which could reduce usage of our platform and adversely affect our business, operating results and financial condition. Our customers’ and potential customers’ businesses or cash flows have recently been and may continue to be negatively impacted by the economic uncertainty related to, among other things, bank failures, inflation and monetary supply shifts, labor shortages, supply shortages, tightening of credit markets, pandemics, international conflicts and acts of terrorism, which has led and may continue to lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our customers pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations may be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by macroeconomic conditions and geopolitical events.
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
Our success depends on consistently adding valued inventory in a cost-effective manner. If we are unable to maintain a consistent supply of inventory for any reason, customer retention and loyalty and our operating results and financial condition could be harmed.
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

Laws in the United States (including the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”)) and other jurisdictions such as Europe (including the General Data Protection Regulation and European Union Directive 2002/58/EC (“ePrivacy Directive”)) and increased regulatory activity has focused on third-party data suppliers. These laws pose additional and material compliance risks to such suppliers, and they may not be able to comply with such laws, which would limit our ability to obtain data that is necessary to operate our core business. For example, some data suppliers are required to register as data brokers under California and Vermont privacy laws, file reports with regulators and expose themselves to increased scrutiny. In addition, we may face compliance risks and limitations on our ability to use certain data provided by our third-party suppliers if those suppliers have not complied with applicable privacy laws, provided appropriate notice to data subjects, obtained necessary consents, or established a legal basis for the transfer and processing of the data by us.
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
As a result of recent adverse economic trends, such as inflationary pressures, rising interest rates, and other macroeconomic and geopolitical events, we have initiated a cost reduction initiative aimed at reducing our operating expenses and sharpening our focus on key growth priorities in light of the current macroeconomic environment. As part of that initiative, we announced a reduction in force involving approximately 13% of our then-current workforce on December 9, 2022. Our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reductions in force seek alternative employment, this could result in us seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, sales and operational personnel who are critical to our business. Further, we may incur additional expenses not currently contemplated due to events associated with the reduction in force, which could result in losses in future periods. We also may not realize, in full or in part, the anticipated benefits and savings from the reduction in force due to unforeseen difficulties, delays or unexpected costs. Our ongoing and future initiatives to re-balance our cost structure may be disruptive to our operations and could result in increased costs in the short-term before significant benefits are achieved.

Our corporate culture has contributed to our success and, if we are unable to maintain it, whether as a result of corporate growth or reduction in force, our business, operating results and financial condition could be harmed.
We had 332 employees as of September 30, 2023. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
We allow our customers and suppliers to utilize application programming interfaces (“APIs”) with our platform, which could result in outages or security breaches and negatively impact our business, operating results and financial condition.
The use of APIs by our customers and suppliers has significantly increased in recent years. Our APIs allow customers and suppliers to build their own media buying and data management interface by using our APIs to develop custom integration of their business with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for cyber-attacks (including denial-of-service attacks), malicious internet-based activity online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our platform. Furthermore, while APIs allow customers and suppliers greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to customer or supplier overuse of our systems through our APIs. While we have taken measures intended to decrease risks relating to security, performance and outages associated with the use of APIs, such measures may not be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation, notification, mitigation, and remediation, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, operating results and financial condition.
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
Our platform is complex and multifaceted, and operational and performance issues could arise both from the platform itself or from outside factors, such as cyberattacks or other third-party attacks. Errors, failures, vulnerabilities or bugs have been found in the past, and may be found in the future. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems (including our products), and vulnerabilities may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Our platform also relies on third-party technology and systems to perform properly, and our platform is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more server facilities. While we have built redundancies in our systems, full redundancies do not exist. Some failures could shut our platform down completely, others only partially. We provide service level agreements to some of our customers, and if our platform is not available for specified amounts of time, we may be required to provide credits or other financial compensation to our customers.
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
We currently serve our platform functions from third-party data center hosting facilities operated by Google Cloud Platform and Amazon Web Services, and we primarily use shared servers in such facilities. We are dependent on these third parties to provide continuous power, cooling, humidity control, internet connectivity and physical and technological security for our servers, and our operations depend, in part, on their ability to protect these facilities against any damage or interruption from natural disasters, such as earthquakes, wildfires, extreme temperatures, drought, flooding, and storms, power or telecommunication failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services.
Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes, wildfires, extreme temperatures, drought, flooding, and storms, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Climate change may increase the frequency and/or intensity of certain of these events and/or of efforts to reduce the impact of such events. For example, in certain areas, there has been an increase in power shutoffs associated with wildfire prevention. Climate change may also result in chronic meteorological changes, including changes to precipitation and temperature patterns, which may likewise disrupt our or our suppliers’ operations, require us to incur additional operating or capital expenditures, or otherwise adversely impact our business, financial condition, or results of operations. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to stop using our platform, any of which could materially and adversely affect our business.
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
Risks Related to Data Privacy and Artificial Intelligence
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increase the cost of data, reduce the availability of data, reduce our ability to utilize or disclose data, adversely affect the demand for our products and services, or other adverse business consequences.
We collect, store, use, transmit, disclose, or otherwise process (collectively, “Process”) personal information and other sensitive data such as confidential business data, trade secrets, and intellectual property, from and about consumers, our customers, employees, service providers, and other third parties. Our handling of this data is subject to a wide variety of federal, state, local, and foreign laws regulations, guidance, industry standards, external and internal privacy and security policies, certifications, documents, contracts, and other obligations that govern the Processing of personal information by us and on our behalf.
U.S. federal, state, and local governments, and foreign governments have adopted or proposed numerous laws relating to the Processing of personal information relating to individuals and households, including contact information and other data for marketing, advertising and other communications with individuals and businesses. The legal landscape for data privacy issues worldwide is complex, continually evolving and often conflicting, and is likely to remain uncertain for the foreseeable future. As a result, our practices may not comply with such laws, regulations or obligations. Any failure or perceived failure to comply with applicable laws or regulations regarding privacy, data protection and cybersecurity could adversely affect our business, brand or reputation and may result in claims, actions, investigations or proceedings against us by regulators or individuals and require us to change our practices, all of which may result in significant costs.

In the United States, various laws and regulations apply to the Processing of personal information. For example, U.S. federal and state legislatures, along with regulatory authorities, have recently increased their focus on the collection and use of personal information, including relating to “interest-based” or “targeted” advertising. As an example, California enacted the CCPA, which requires covered businesses to, among other things, provide disclosures to California consumers and grant California consumers a right to opt-out of “sales” of personal information, a concept that is broadly defined. The CCPA provides for civil penalties for violations and a private right of action for certain security breaches, which increases the risks associated with security breaches. The CPRA, which came into effect on January 1, 2023, amends the CCPA by, among other things, providing consumers with a right to opt-out of “sharing” of personal information with third parties for the purpose of behavioral advertising, requiring additional protections for sensitive personal information, creating new data subject rights, creating a new state rulemaking and enforcement agency for the CCPA, expanding potential liability for violations and giving consumers rights to opt out of additional forms of data sharing with third parties. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates the potential for a patchwork of overlapping but different state laws. Other states have enacted data privacy laws, such as Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, and Utah, which impose requirements similar to those of the CCPA, afford consumers rights to access, delete, and correct their personal data, and many of them also afford consumers the right to opt out of “interest-based” or “targeted” advertising. Certain of these laws, such as the CCPA and the Colorado privacy law, also require or will require companies to respond to user-enabled global privacy controls, such as a browser plug-in or privacy setting, device setting, or other mechanism, that communicate or signal the consumer’s choice to opt-out of the sale or sharing of their personal information. In addition, other comprehensive data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could lead to a varied and complex regulatory landscape and further complicate our compliance efforts. Additionally, plaintiffs have sought to apply federal wiretap laws, such as the Federal Wiretap Act, and similar U.S. state laws, such as California’s Invasion of Privacy Act, to certain advertising and online tracking practices. Such laws include private causes of action, and could result in significant monetary liability. Further, in order to comply with the varying state data breach reporting laws, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.
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
Several European legislative proposals could significantly affect our business. For example, the ePrivacy Regulation, which would repeal that ePrivacy Directive, could impose new obligations or limitations in areas affecting our business, notably with respect to the use of cookies.
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
Furthermore, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border transfers of personal information. In particular, the EEA and UK have significantly restricted the transfer of personal data to countries outside of the EEA. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although the European Commission adopted the EU-US Data Privacy Framework and the United Kingdom adopted the UK Extension to permit transfers from the EEA and United Kingdom to the United States and there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, these mechanisms are subject to legal challenges.
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
Additionally, our employees and personnel use generative artificial intelligence technologies to perform their work, and such usage may be subject to various privacy laws and other privacy obligations. The disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations, and governments have passed and are likely to pass additional laws regulating generative AI. For example, the California Privacy Protection Agency is contemplating regulatory requirements relating to automated processing activities. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. In addition, privacy advocates and industry groups have proposed, and may propose in the future, industry standards with which we are legally or contractually bound to comply. Additionally, we may make statements about our data Processing practices and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. For example, we have committed to comply, and generally require our customers and the third parties upon which we rely to comply, with applicable self-regulatory principles, such as the Network Advertising Initiative’s Code of Conduct and the Digital Advertising Alliance’s Self-Regulatory Principles for Online Behavioral Advertising. These self-regulatory bodies impose additional requirements related to the Processing of personal information, such as providing notice about our use of cookies and other technologies. Some of these self-regulatory bodies can discipline members, which could result in fines, penalties, and/or public censure. Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies. See “—Our business or ability to operate our platform could be impacted by changes in the technology industry by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies,” could cause instability in the advertising technology industry.”
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
In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis; if viable, these claims carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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
Digital advertising is also subject to government regulation which may impact our ability to collect and use data. As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators, such as the FTC, and privacy advocates have raised significant concerns around observed data. There has been an array of ‘do-not-track’ efforts, suggestions and technologies introduced to address these concerns, and individuals are increasingly aware of these options. For example, EU and UK regulators are increasingly focusing on compliance with requirements related to the behavioral, interest-based, or tailored advertising ecosystem. It is anticipated that the ePrivacy Regulation and national implementing laws will replace the current national laws implementing the ePrivacy Directive. Compliance with these laws may require us to make significant operational changes, limit the effectiveness of our activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to liabilities. Outside of Europe, other laws further regulate behavioral, interest-based, or tailored advertising, making certain online advertising activities more difficult and subject to additional scrutiny. For example, the CCPA grants California residents the right to opt-out of a company’s selling personal data in exchange for money or other valuable consideration and sharing of personal data for behavioral advertising purposes and requires covered companies to treat signals from any user-enabled global privacy control the same as a request to opt out of the sale or sharing of personal information. Additionally, California law requires companies to disclose whether they respond to ‘do-not-track’ or similar functionalities. There is activity by the major internet browsers to default turn on ‘do-not-track’ functionality, including by Safari and Firefox. It is not clear if other internet browsers will follow.
Limitations on our or our customers’ ability to collect and use data for advertising, whether imposed by established technology companies or U.S. legislation, or otherwise, may impact the performance of our platform.

A significant breach of our information technology systems or disclosure of our data, or of the security of our or our customers’, suppliers’, or other third parties’ upon which we rely could be detrimental to our business, reputation and results of operations.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations (collectively, "IT Systems"). We own and manage some of these IT Systems but also rely on third parties for various IT Systems, products and services. In addition, our business requires the processing of proprietary, confidential, and sensitive data, including personal information, intellectual property and trade secrets (collectively, “Confidential Data”).
Like all companies, our IT Systems and Confidential Data are targets for cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities by third parties. We and the third parties upon which we rely face a variety of evolving threats, which could cause security breaches that lead to operational disruption and/or compromises to Confidential Data. In recent years, the frequency, severity and sophistication of cyber-attacks and other intentional misconduct has significantly increased, and these threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer hackers, nation states, threat actors, and personnel (such as through theft or misuse). We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake given the increased usage of artificial intelligence, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other IT Systems, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Threat actors, nation-states, and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations, as well as for financial gain. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to conduct our business.
Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate some of the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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
Any of the previously identified or similar threats, whether actual or perceived, could cause a security breach or other interruption, resulting in the unauthorized, unlawful, or accidental acquisition, disclosure, modification, misuse, destruction, disclosure of, encryption of, or loss of Confidential Data.
We may incur significant costs in protecting against such cyberattacks and security breaches. Furthermore, certain data privacy and security obligations may require us to implement and maintain specific security measures. Although we have taken measures to protect our systems from such threats, these measures may not be effective. For example, in 2016, we discovered a breach of information from our Myspace databases resulting in the unauthorized access and offer for sale of approximately 360 million Myspace user account email addresses, usernames, and hashed passwords. See “—We face liabilities arising out of our ownership and operation of Myspace.com.” We take steps to detect and remediate vulnerabilities but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Any cyber-related disruption or security breach of our or critical third parties’ IT Systems or Confidential Data could result in adverse consequences, including but not limited to litigation (such as class actions), indemnity obligations, enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, operational disruptions, decreased revenue, and reduced demand for our platform. Further, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.
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
We are subject to third party claims for alleged infringement of third parties' proprietary rights, which would result in additional expense and potential damages.
There is significant patent and other intellectual property development activity in the digital advertising industry. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Our success depends on the continual development of our platform. From time to time, we receive claims from third parties that our platform and underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. In addition, various "non-

practicing entities" that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. The cost of settling or defending against intellectual property claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and could divert the attention of management, technical personnel and other employees from our business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Additionally, we may be obligated to indemnify our customers or inventory and data suppliers in connection with any such litigation. If we are found to infringe these rights, we could potentially be required to cease utilizing portions of our platform. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. Alternatively, we could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
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
Viant Technology Inc. is a holding company and its only business is to act as the managing member of Viant Technology LLC, and its only material assets are Class A units representing approximately 24.8% of the membership interests of Viant Technology LLC as of September 30, 2023. Viant Technology Inc. does not have any independent means of generating revenue. We anticipate that Viant Technology LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Viant Technology LLC. Accordingly, Viant Technology Inc. is required to pay income taxes on its allocable share of any net taxable income of Viant Technology LLC. We cause Viant Technology LLC to make distributions to each of its members, including Viant Technology Inc., in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow Viant Technology Inc. to make payments under a tax receivable agreement (the “Tax Receivable Agreement”) we entered into on February 9, 2021, in connection with our IPO, with Viant Technology LLC, continuing members of Viant Technology LLC and the representative of such continuing members of Viant Technology LLC (the “TRA Representative”). In addition, Viant Technology LLC reimburses Viant Technology Inc. for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, Viant Technology Inc. shall receive the full amount of its tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that Viant Technology Inc. needs funds, and Viant Technology LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect Viant Technology Inc.’s ability to pay dividends and taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition.
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
We are required to pay over to continuing members of Viant Technology LLC most of the tax benefits we receive from tax basis step-ups (and certain other tax benefits) attributable to Viant Technology, Inc's acquisition of units of Viant Technology LLC, and the amount of those payments may be substantial.
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
The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or have expired, unless we exercise our right to terminate the Tax Receivable Agreement (or it is otherwise terminated pursuant to its terms, including due to a change in control or our breach of a material obligation thereunder), in which case, Viant Technology Inc. will be required to make the termination payment specified in the Tax Receivable Agreement. In addition, any payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Any actual future payments to the continuing members of Viant Technology LLC will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from Viant Technology LLC in order to make any required payments under the Tax Receivable Agreement. However, we may need to incur debt to finance payments under the Tax Receivable Agreement to the extent such distributions or our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of Viant Technology Inc.’s income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging unitholder’s tax basis in its units at the time of the relevant exchange; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that Viant Technology Inc. may have made under the Tax Receivable Agreement and the portion of Viant Technology Inc.’s payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The increases in the tax basis of the intangible assets of Viant Technology LLC as a result of the exchanges of Viant Technology LLC units, and certain other tax benefits will be subject to the TRA, however, the Company has concluded that based on the weight of all available evidence these deferred tax assets subject to the TRA are not more likely than not of being realized, and as a result no TRA liability has been recorded. If deferred tax assets subject to the TRA become more likely than not to be realized, the Company will record the TRA liability. Upon recognition of the TRA, there may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits Viant Technology Inc. receives in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to Viant Technology Inc. by Viant Technology LLC are not sufficient to permit Viant Technology Inc. to make payments under the Tax Receivable Agreement.
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
Moreover, as a result of an elective early termination or other termination of the Tax Receivable Agreement (including due to a change in control or Viant Technology Inc.’s material breach of its obligations under the Tax Receivable Agreement), Viant Technology Inc. could be required to make payments under the Tax Receivable Agreement that exceed its actual cash savings under the Tax Receivable Agreement. Thus, Viant Technology Inc.’s obligations under the Tax Receivable Agreement could have a substantial negative effect on its financial condition and liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. We may not be able to finance any early termination payment. It is also possible that the actual benefits ultimately realized by us may be significantly less than were projected in the computation of the early termination payment. We will not be reimbursed if the actual benefits ultimately realized by us are less than were projected in the computation of the early termination payment.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, Viant Technology Inc. would be entitled to reduce future amounts otherwise payable to a holder of rights under the Tax Receivable Agreement to the extent the holder has received excess payments. However, the required final and binding determination that a holder of rights under the Tax Receivable Agreement has received excess payments may not be made for a number of years following commencement of any challenge, and Viant Technology Inc. will not be permitted to reduce its payments under the Tax Receivable Agreement until there has been a final and binding determination, by which time sufficient subsequent payments under the Tax Receivable Agreement may not be available to offset prior payments for disallowed benefits. Viant Technology Inc. will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the basis increases or other tax attributes described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement that are significantly in excess of the benefit that Viant Technology Inc. actually realizes in respect of the increases in tax basis (and utilization of certain other tax benefits) and Viant Technology Inc. may not be able to recoup those payments, which could adversely affect Viant Technology Inc.’s financial condition and liquidity.
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

As a result of potential differences in the amount of net taxable income allocable to Viant Technology Inc. and to the existing members of Viant Technology LLC, as well as the use of an assumed tax rate in calculating Viant Technology LLC’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. We may choose to manage these excess distributions through a number of different approaches, including, among other uses, the payment of a cash dividend on our Class A common stock, the payment of obligations under the Tax Receivable Agreement, the declaration of a stock dividend on our Class A common stock, along with the purchase of a corresponding number of common units in Viant Technology LLC, or the purchase of additional common units in Viant Technology LLC, along with a recapitalization of all of the outstanding common units in Viant Technology LLC.
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
Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. In particular, we offer our customers a choice of two different pricing options: a percentage of spend option and a fixed CPM pricing option. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. Our revenue and contribution ex-TAC vary across these different pricing and service options, and therefore our results may vary based on the mix of pricing and service options chosen by customers in any given period. The varying nature of our pricing mix between periods may make it more difficult for us to forecast our future operating results. Further, variation in our pricing mix may make it more difficult to make comparisons between prior, current and future periods. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Fluctuations in our operating results could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our Class A common stock. Because our business is changing and evolving rapidly, and the macroeconomic and geopolitical environment continues to evolve as a result of COVID-19, bank failures, labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, and potential disruptions from international conflicts and acts of terrorism, our historical operating results may not be necessarily indicative of our future operating results. In addition to changes in terms of mix of our different pricing options, factors that may cause our operating results to fluctuate include the following:
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
•changes in the economic prospects of marketers or the economy generally (due to COVID-19, labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, and potential disruptions from international conflicts and acts of terrorism or otherwise), which could alter marketers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
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
The market price of equity securities of technology companies has historically experienced high levels of volatility. The closing price of our Class A common stock since first trading on February 10, 2021 through November 2, 2023 has ranged from a low of $3.15 to a high of $68.31. The market price of our Class A common stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. For instance, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
Through their ownership of common stock, the Vanderhook Parties control approximately 71% of the voting power of our common stock in the election of directors as of September 30, 2023. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, consumer protection laws, anti-bribery and anti-corruption laws, import and export controls, federal securities laws, and tax laws and regulations. These laws and regulations govern a wide range of topics, including those related to matters beyond our core products and services. For instance, new regulations, laws, policies, and international accords relating to environmental and social matters, including sustainability, climate change, human capital, and diversity, are being developed and formalized in the United States, Europe and elsewhere, which may result in increased costs and compliance and/or disclosure obligations. For more information, see our risk factor titled “Increasing attention to, and evolving expectations regarding, environmental, social, and governance matters may impact our business and reputation.” Noncompliance with applicable regulations or requirements could subject us to investigations, enforcement actions, sanctions, fines, damages, penalties, injunctions or termination of contracts. Any such matters could have a material adverse effect on our business, results of operations and financial condition.
Increasing attention to, and evolving expectations regarding, environmental, social, and governance (“ESG”) matters may impact our business and reputation.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
While we have and continue to engage in voluntary initiatives (which may include voluntary disclosures, certifications, and/or goals, among others) to improve the ESG profile of the Company and/or our products, such initiatives may require considerable investments and may not have the desired effect. For example, our goals, such as our expectation that we will be carbon neutral in fiscal 2023, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious, and we may not achieve them. Moreover, actions or statements that we may take based on expectations, assumptions, methodologies, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives) and/or align with evolving best practices, we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance, including as stakeholder perceptions of sustainability continue to evolve. Additionally, our current programs, reporting frameworks, and principles may not be in compliance with any new environmental and social laws and regulations, or novel interpretations of existing laws and regulations, that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial.
We expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Similar requirements have been adopted in other jurisdictions, such as the European Union and California, which may require us to incur further costs to the extent we are, or become, subject to such requirements. Noncompliance with applicable regulations or requirements could subject us to investigations, enforcement actions, sanctions, fines, damages, penalties, injunctions or termination of contracts.
Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations and may impose added costs on our business and could require us to make changes to our business or platform. ESG performance is monitored and rated by a variety of organizations, and unfavorable ratings may impact investor sentiment and negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations or risks, which may augment or create additional risks or impacts on us, including in ways that may not be known to us. Any such matters could have a material adverse effect on our business, results of operations and financial condition.
Reduced reporting and disclosure requirements applicable to us as an emerging growth company and a smaller reporting company could make our Class A common stock less attractive to investors.
We are an emerging growth company (an “EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We could be an EGC until December 31, 2026. We will cease to be an EGC upon the earliest of: (i) until December 31, 2026, (ii) the first fiscal year after our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
We are also a “smaller reporting company” and a “non-accelerated filer” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and non-accelerated filers as long as we qualify under these categories, even after we are no longer an EGC, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
The reduced reporting and disclosure requirements applicable to us as an emerging growth company and a smaller reporting company could make our Class A common stock less attractive to investors.

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
Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an EGC and a non-accelerated filer. At such time, our independent registered public accounting firm may issue an opinion on our internal controls over financial reporting that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Neither we nor any of our affiliated purchasers repurchased any shares of our Class A common stock during the quarter ended September 30, 2023.
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

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________
*    Filed herewith.
†    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIANT TECHNOLOGY INC.

Date: November 6, 2023	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)