Form 10-K
period 2023-12-31
Viant Technology Inc.
filed 2024-03-04
CIK 1828791

________________________________________________

FISCAL YEAR 2023 ANNUAL FINANCIAL REPORT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Class A common stock on the Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $68.9 million.
As of March 1, 2024, there were 15,796,531 shares and 47,032,260 shares of the registrant’s Class A and Class B common stock, respectively, each $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our demand side platform in enabling the programmatic purchase of advertising in the digital advertising industry; our product strategy; our efforts to enhance the security and privacy of our platform; our plans regarding our enterprise risk management program and our cybersecurity risk management program; the impact of information and data privacy trends and regulations on our business and competitors; the potential impacts of macroeconomic and geopolitical events on our business and the business of our customers, suppliers and channel partners, and the economy; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; our environmental and sustainability commitments; and the impact of recent accounting pronouncements on our consolidated financial statements.
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

RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report. You should carefully consider these risks and uncertainties when investing in our Class A common stock. Some of the principal risks and uncertainties include the following:
•Our success and revenue growth are dependent on enhancing and improving our platform and effectively educating and training our customers on how to make full use of our platform;
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
•We are subject to stringent and changing obligations related to data privacy, artificial intelligence, and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increases to the cost of data, reductions in the availability of data, reductions to our ability to utilize or disclose data, adverse effects on the demand for our products and services, or other adverse business consequences;
•Our business or ability to operate our platform could be impacted by changes in technology initiated by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies,” could cause instability in the advertising technology industry;
•A significant inadvertent disclosure or breach of our IT Systems or Confidential Data (each as defined in Item 1A), or of the security of our or our customers’, suppliers’, or other third parties’ systems or data upon which we rely could be detrimental to our business, reputation and results of operations;
•Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and harming our business;
•The market price of our Class A common stock has been and may continue to be volatile or may decline regardless of our operating performance;
•Our operations are subject to a series of risks associated with climate change and environmental, social and governance matters; and
•We are a “controlled company” within the meaning of the listing standards of the Nasdaq Global Select Market and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

PART I
Item 1. Business.
Our Company
We are an advertising technology company. Our cloud-based demand side platform ("DSP") enables the programmatic purchase of advertising, which is the electronification of the digital advertising buying process. Programmatic advertising is rapidly taking market share from traditional ad sales channels, which require more staffing, offer less transparency, and involve higher costs to buyers.
Our DSP is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their digital advertising across most channels. Through our omnichannel platform, a marketer can easily buy ads on desktop, mobile, connected TV ("CTV"), linear TV, in-game, streaming audio and digital billboards.
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
Marketers use our platform to deliver advertising campaigns to their desired target audience across channels and formats. Through platform integrations, we offer our customers access to omnichannel advertising inventory, which refers to media available across devices, channels and formats. This includes access to approximately 300 million unique desktop and mobile users, approximately 115 million CTV households, approximately 112 million linear TV households, over 200 million unique digital audio users, and approximately 158,000 unique digital billboards in the United States. Our platform supports a full range of transaction types including real-time bidding, private marketplace and programmatic guaranteed, allowing customers to easily source and integrate ad inventory directly from publishers and private marketplaces.
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
Our customers are advertising buyers including large advertising holding companies, independent advertising agencies, mid-market advertising service organizations as well as marketers that rely on our self-service platform for their programmatic ad buying needs. We are a trusted partner to our customers and have had a customer satisfaction rating of 90% or greater for the last four years based on Viant’s Annual Customer Satisfaction Survey. Many of our customers use us as their primary DSP.
Our platform is built on people-based data. Using our identity resolution capabilities led by our patented Household ID and identity graph, marketers and their advertising agencies can identify targeted consumers using real-world identifiers rather than relying primarily on cookies to track users. We believe the industry is shifting to a people-based framework to replace cookies in delivering personalized advertising, particularly for identification. People-based data allows marketers to deliver personalized advertising while being able to accurately link ad impressions across multiple devices and to customer sales and measure the impact of their ad spend. In addition, people-based data can offer greater transparency to consumers with respect to who is collecting their data and what it is being used for and can offer more robust choices to delete or stop use of their data for personalized advertising. Many of our competitors rely on cookies for the targeting and measurement of digital advertising but this technology has not been effective at accurately measuring the real impact of a marketer’s ad spend on their business results. Apple’s web browser, Safari, does not allow third-party cookies and has added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. Google has also introduced ad blocking software in its Chrome web browser that is expected to block certain ads based on quality standards established under a multi-stakeholder coalition. In July 2022, Google announced plans to start phasing out (and eventually entirely disallowing) third-party cookies in their Chrome browser. In January 2024, Google disabled third-party cookies for 1% of Chrome users and announced plans to completely disable third-party cookies by the end of 2024. Moreover, certain state data privacy laws, including in California, Colorado, and several other states that have adopted or are considering adopting data privacy laws, require websites and apps to enable consumers to request the deletion of or opt-out of the transfer of their personal information used for certain advertising, which could further undermine cookie-based tracking and targeted marketing. This market change has created an increase in demand from marketers actively looking for platforms like ours that offer an alternative to cookie-based tracking, which we believe is strengthening our strategic position.

Programmatic advertising has proven its value to marketers and an increasing number of organizations are devoting more of their digital ad spend to it. The digital ecosystem continues to evolve and with it, programmatic advertising, creating new opportunities and needs for marketers and their agencies. The U.S. programmatic advertising market is expected to grow from $121.8 billion in 2022 to $178.3 billion in 2025, a 14% compound annual growth rate (“CAGR”), according to eMarketer, a market research company that provides insights and trends related to digital marketing, media and commerce. We focus on ad buyers and believe that our solutions will accelerate the shift of advertising budgets to programmatic advertising. Additionally, as marketers desire more control over programmatic advertising and move some functions of programmatic ad buying in-house, our push to further simplify and automate our platform by leveraging machine learning and artificial intelligence ("AI") is designed to address these needs and expand our market opportunity.
Our total revenue was $222.9 million, $197.2 million and $224.1 million for the fiscal years ended December 31, 2023, 2022 and 2021, respectively, representing an increase of 13.1% from fiscal 2022 to fiscal 2023 and a decrease of 12.0% from fiscal 2021 to fiscal 2022. We recorded net losses of $9.9 million, $48.1 million and $37.6 million, and adjusted EBITDA of $29.1 million, $(6.1) million, and $37.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Our Industry
We believe the key industry trends shaping the advertising market include:
Advertising dollars shifting toward programmatic advertising: We believe the advertising industry is still in the early stages of a shift toward programmatic advertising. The ability to transact through real-time-bidding platforms has evolved beyond banner advertising to be used across a wide range of advertising channels and formats, including desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards. U.S. programmatic advertising is experiencing a rapid increase in adoption and, according to eMarketer, is expected to grow at a 14% CAGR from 2022 to 2025, reaching $157.3 billion in 2024 and $178.3 billion by 2025. U.S. programmatic advertising is forecasted to represent 43% of total U.S. media spend by 2025, increasing from 36% in 2022. The TV industry is undergoing significant disruptions as internet-enabled connected TV has become a preferred vehicle for streaming video content. The amount of connected TV users in the U.S. is forecasted to increase from approximately 226 million, or 67% of the U.S. population, in 2022 to approximately 246 million, or 71% of the U.S. population, in 2027, according to eMarketer. Connected TV also provides a number of benefits to advertisers, including more accurate control of scale, addressability and measurement. Marketers are increasingly investing in connected TV as more inventory becomes available. According to eMarketer, 83% of connected TV ad spend was transacted programmatically in 2022. The share of programmatic advertising is expected to increase to 84% in 2025. In addition, connected TV ad spend is expected to grow from $20.5 billion in 2022 to $42.4 billion in 2027, a 16% CAGR.
Strong marketer demand for ROAS measurement across all channels: Marketers are looking for a centralized view of their customers, while connecting online and offline purchases to accurately measure ROAS. ROAS is a critical metric for marketing campaigns. Insights from ROAS across all campaigns inform marketers about the value of their investment across all media spend in near real-time. Hence, marketers seek tools to track their ROAS across all channels. We believe people-based platforms are able to provide a more accurate measurement of ROAS as compared to cookie-based platforms, especially in naturally cookieless environments such as connected TV.
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
Brands directly selecting advertising platform solutions: Marketers are increasingly becoming directly involved in the selection of their advertising platform solutions as they seek to reduce costs, better leverage their customer data and gain more control over their advertising. These factors have also led to an increase in marketers moving programmatic ad buying functions in-house. The automation of ad-buying technology has enabled fast, accurate and cost-effective decision-making, resulting in ad buying becoming a skillset that an increasing number of chief marketing officers want to fully own. According to a survey by the Interactive Advertising Bureau, an advertising business organization that develops industry standards, conducts research, and provides legal support for the online advertising industry, in 2019, of the U.S. brands surveyed, 18% had completely moved programmatic ad buying in-house, and 51% had moved a portion of their programmatic ad buying in-house.

Our Market Opportunity
We believe that over the long term, our total addressable market is the total global advertising market, which eMarketer has forecasted to grow from $992 billion in 2024 to $1.15 trillion in 2026, an 8% CAGR. Currently, our focus is primarily on the U.S. market, which eMarketer has forecasted to grow from $371 billion in 2024 to $444 billion in 2026 in the United States, a 9% CAGR, broken into the following segments:
•Desktop and Mobile: U.S. desktop and mobile advertising are forecasted to grow from a $269 billion market in 2024 to a $336 billion market in 2026, a 12% CAGR.
•Connected TV: U.S. connected TV advertising is forecasted to be a $30 billion market in 2024 and forecasted to grow to $38 billion in 2026, a 13% CAGR. Connected TV includes over-the-top (“OTT”) content delivered through a connected device over the internet.
•Linear TV: U.S. linear TV advertising is forecasted to be a $61 billion market in 2024 and forecasted to be a $57 billion market in 2026, a negative 3% CAGR.
•Streaming Audio: U.S. digital audio advertising is forecasted to be a $7 billion market in 2024 and forecasted to grow to $9 billion in 2026, a 9% CAGR.
•Digital Billboards: U.S. billboard advertising is forecasted to be a $3 billion market in 2024 and forecasted to grow to $4 billion in 2026, a 12% CAGR.
The forecasts for each segment above include both programmatic and non-programmatic digital advertising. In recent years, programmatic advertising has represented an increasing portion of total U.S. media spend. eMarketer estimates that the U.S. programmatic advertising market, as represented by the segments above, will grow from $122 billion in 2022 to $178 billion in 2025, a 14% CAGR.
Our Solutions
We make it easy to buy an ad across a wide range of advertising channels and formats, and help brands measure the impact of their ad spend by providing electronic buying and measurement of all advertising. Our platform enables marketers and their advertising agencies to plan, buy and measure campaigns across channels. Integrated with our people-based capabilities, we provide our customers with a full suite of forecasting, reporting and automation functionality to make informed decisions around their advertising investments. We provide exceptional customer service to ensure our customers have the level of support required for their unique business needs. Viant is driven to be a leader in innovation, automation, transparency, customer focus and responsible media.
Holistic, Omnichannel DSP: Marketers and their agencies can use our integrated platform to efficiently manage omnichannel campaigns and access metrics from each channel to inform decisions in other channels. Our integrations enable the purchase of advertising media across desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards. Our technology leverages AI and machine learning to identify the best supply partners, formats and impressions based on our customers’ goals.
Household ID™ (“HHID”): Our proprietary people-based innovation that combines digital and personal identifiers into a normalized household profile that provides known customer data insights and optimized bid decisions for target audiences, accurate reach and frequency management across omnichannel supply including cookieless channels like CTV, Safari and mobile app and holistic measurement of conversions across all devices and context. Whether online or in-store, we can attribute conversions to media investments. The HHID not only captures the ad exposure as the impression is delivered, but can also connect that ad exposure to an outcome which significantly differentiates our DSP technology.
AI Bid Optimizer: Our proprietary solution that uses AI to analyze historical bid opportunities to predict the lowest media cost for desired advertisement opportunities without sacrificing performance. AI Bid Optimizer allows advertisers to receive more impressions and additional unique reach for their allotted budgets, secure lower cost per action metrics, and ultimately increase their ROAS. Over half of our customers have adopted this solution since its release in the second quarter of 2023, saving approximately 35% on average when compared to prior spending.
Viant Data Platform: We provide the Viant Data Platform that is directly integrated into our centralized DSP and offers marketers control over their own data with actionable insights into their marketing initiatives within a single platform. The Viant Data Platform offers the ability to integrate first-party data with data from top third-party data providers in order to obtain key insights, reporting and attribution opportunities. Chat with Data is an upcoming AI-driven tool that will apply a simple natural language chat interface to the complex work of data management and advanced analytics to simplify the data analytics process. We believe Chat with Data can democratize access to the Viant Data Platform to marketers of all sizes and provide us with a competitive advantage in advertising data management and analytics.
Direct Access: Our supply path optimization program that launched in 2023 creates a more cost efficient, direct path to premium inventory through partnerships with leading CTV publishers and the removal of resellers from the digital supply chain. By bringing buyers and sellers closer through direct inventory and first-party data integration, this program lowers media cost for the advertiser and increases revenue for the publisher. We believe this program has had a significant impact on how we continue to outpace the high-growth CTV market.
Viant Identity Graph: Our proprietary, established identity resolution capabilities power our identity graph, which reduces or eliminates the need for cookies by enabling matching of people-based identifiers that anchor digital identifiers and allow marketers to reach targeted consumers in a privacy-conscious manner, irrespective of device or channel. Our proprietary identity graph has linked approximately 115 million U.S. households to approximately 1 billion connected devices. This process provides access to an estimated 280,000 audience attributes using our proprietary people-based, household profile, the HHID, allowing marketers to reach real consumers, not proxies, whether they are at home or away. The HHID provides known insights for optimized bid decisions and touchpoint collection across consumer pathways for holistic targeting and measurement across channels.
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
Flexible Customer Engagement Models: Our DSP and related services are available through several levels of best-in-class customer service, from a self-service interface, which offers customers transparency and control over their advertising campaigns and underlying data infrastructure, to a fully managed end-to-end solution, which offers an experienced support team to assist with audience creation and management, campaign execution and advanced reporting.
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
•Proprietary Technology: We leverage a robust suite of proprietary tools and products to enable our customers to utilize our platform and services. We are constantly iterating and developing new tools and products while utilizing our patented technologies and processes. As of December 31, 2023, we held 37 issued patents and 9 additional pending patent applications, which cover many of our proprietary products. As new offerings are developed, we continue to file and obtain patents on the most valuable and innovative products developed at our Company.
•Machine Learning and AI Capabilities: We enable the use of machine learning, workflow automation, automated reporting and other functionalities that allow our customers to update and make thousands of changes automatically to help achieve their desired business outcomes. Our AI bid optimization solution analyzes historical bid opportunities to predict the lowest media cost for desired ad opportunities, allowing us to deliver campaigns with more efficient spend for our customers. We believe these capabilities make our customers’ lives easier and improve the performance of their campaigns.
•Onboarding: We enable marketers to safely and securely onboard their first-party data to gain a view into their customers’ top attributes, create targeting segments and easily activate and measure these customer segments through our Viant Data Platform. Our simple interface allows marketers to upload audience data with ease and create a unique segment or build lookalike audiences without the need for a separate data management platform. Our data integrations provide marketers with high match rates, which offers scalable and meaningful audience insights for segmentation, targeting and measuring key outcomes both online and offline.
•Advanced Reporting and Measurement: We invest heavily in our measurement capabilities, as we believe this will increase our customers’ usage of our DSP and related services. Our platform measures ROAS across all channels and empowers our customers with real-time insights leveraging people-based data, including foot-traffic reports and multi-touch attribution analytics. Our advanced reporting functionality uses our aforementioned identity graph to provide marketers with a holistic view of measurement across all channels.

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
•Add new customers and increase our customers’ usage of our platform: We continue to invest in our product and engineering teams to develop our platform to support additional features and functions to attract new customers and encourage our customers to increase their usage of our platform. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across channels, we believe we are well positioned to capture the increase in programmatic budgets from new and existing customers.
•Continue to strengthen our omnichannel partnerships: We believe we have one of, if not the largest breadth of advertising inventory across channels in our industry landscape. We will continue to invest in the integration of new supply partners across all channels, further broadening and deepening our supply of advertising inventory.
•Expand our sales and marketing investments: We intend to continue to expand sales and marketing efforts to increase awareness and consideration of our platform and promote the advantages of our people-based framework as cookie-based options continue to decline.
•Extend our leadership position in people-based advertising: We believe there is significant value in continuing to invest in enhancing our identity resolution capabilities through additional people-based data integrations.
•Invest in growth through acquisitions: We intend to invest in acquisitions that will allow us to offer new products and capitalize on our large and growing market opportunity. To the extent we find attractive acquisition candidates and business opportunities in the future, we may continue to acquire complementary businesses, products and technologies.

Our Platform

OUR PLATFORM

DEVICES

PUBLISHERS

- MOBILE & DESKTOP
- CONNECTED & LINEAR TV
- DOOH
- DIGITAL AUDIO
- GAMING DEVICES

CHANNELS

- EXCHANGES
- PROGRAMMATIC DIRECT
- SUPPLY SIDE PLATFORM

VIANT®

- AGE
- GENDER
- DEVICES
- INTERESTS
- EDUCATION
- LOCATION

Our platform enables a marketer or their agency to programmatically buy an ad in linear television, a digital billboard on the side of the highway, a streaming ad on connected TVs, an ad in your favorite mobile app, gaming console or on your favorite podcast or a dynamically personalized ad on any website, all within a single user interface.

USERS

- MARKETERS
- AD AGENCIES

Viant's DSP enables a marketer or their agency to programmatically buy an ad in linear television, a digital billboard on the side of the highway, a streaming ad on connected TVs, an ad in a mobile application, an ad within gameplay, an ad during a podcast or other streaming audio, or a dynamically personalized ad on any website, all within a single user interface. As illustrated by the graphic above, we believe that our platform sits at the center of the digital advertising ecosystem.
The key components of our platform include:
•Interoperable DSP. Our holistic, omnichannel DSP enables brands and agencies to seamlessly target and measure key audiences across leading supply from premium publishers within CTV, digital out-of-home, mobile, audio, in-game, desktop and more without having to constantly switch between platforms.
•Comprehensive Forecasting. Our platform allows customers to plan future marketing campaigns based on desired targeting tactics by utilizing historical bid request data and machine learning to project performance onto available inventory. Customers can easily apply multiple data segmentation filters and see what ad inventory is available and at what price.
•Ease of Use. Our intuitive user interface enables marketers to seamlessly move from forecasting to launching live advertising campaigns. This reduces the time from planning a campaign to execution, helping marketers to fluidly execute deterministic cross-channel campaigns using a variety of quality data and supply partners to reach their target audience.
•Campaign Decisioning. We offer the ability to continuously measure and optimize campaigns by leveraging powerful KPIs directly within platform reports. Marketers have the ability to optimize campaigns in-flight, even if they have already started. This granular decision-making ability provides customers more accurate and real-time understanding of the performance of their live campaigns.
Household ID: Our DSP has exclusive access to the HHID, making it a people-based DSP that already operates in cookieless environments including CTV and mobile applications. The HHID powers data, channel and publisher interoperability providing simple and effective advertising. Marketers can easily sync customer data, build custom audiences, extend target audiences and understand audience insights seamlessly within our platform.
•Cookieless Solution. The HHID provides marketers the scalability, addressability, measurability and privacy compliance for success today. This patented technology unlocks many benefits such as:
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
•Onboarding. Through our simple interface, marketers can upload and leverage their first-party data using the HHID. This enables marketers to onboard their first-party data and instantly gain a view into their customers’ top attributes, create targeting segments and easily activate and measure these customer segments across cookieless environments.
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
•Multi-Touch Attribution. Our multi-touch attribution provides customers the ability to receive insights into where target audiences are interacting with brands, the impact of touchpoints across channels and devices and the order of steps along the conversion journey. The resulting holistic view of ad performance enables customers to close the loop on measurement and better link ad spend to sales.
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
Our platform is built with ad buyers in mind and offers many in-depth features that give buyers the highest levels of control, which helps ensure they are running the most efficient campaigns possible. This includes:
•Bulk Functionality: Our platform is built to ease the lives of programmatic traders. With our DSP, traders can mass edit ad orders and campaigns, instead of making individual changes, saving significant time. For example, if a trader wants to change the bid price for all 1,000 of their ad orders, they could simply download, complete and upload a form, rather than wasting time by editing each ad order one by one.
•Application Integration Interfaces (“API”) Capabilities: Our DSP provides ease of integration using APIs and tools. The API capabilities provide bilateral data syndication into or out of the platform for trafficking and reporting in formats easily accepted by business intelligence teams for programmatic traders. With these, traders can maintain customer identities with a fully integrated platform that links devices and offline activities to real people and seamlessly execute and measure campaigns.

•Machine Learning and AI Algorithms: Our built-in advanced machine learning technology and AI solutions analyze millions of impressions and data points every second. Our algorithms find optimal bid prices for maximizing performance and scale across all major KPIs, allowing our customers to strengthen their campaign efforts and build confidence in programmatic campaign performance.
Our Technology and Development
Rapid and continuing innovation is a core driver of our business success and our corporate culture. Our product and engineering teams are responsible for the design, development and testing of our platform. We are committed to continuous innovation and rapid introduction of new technologies, features and functionality that bring value to our customers. We expect technology and development expense and capitalized software development costs to increase as we continue to invest in the development of our platform to support additional features and functions, such as enhancements to our AI and automation features and user interface, and to increase the number of advertising and data inventory integrations in various channels.
The technical infrastructure for our platform is currently managed through third-party web hosting providers. We generally enter into two- to three-year agreements with our web hosting providers.
Our Customers
Our customers consist of purchasers of programmatic advertising inventory, including large advertising holding companies, independent advertising agencies, mid-market advertising service organizations as well as marketers relying on our self-service platform for their programmatic ad buying needs.
Many of the advertising agencies that we work with are owned by holding companies, where decision-making is generally highly decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. Our customer count includes only those parties with which we have a billing relationship. We contract with our customers either through master service agreements or insertion orders. Our agreements do not contain any material commitments on behalf of customers to use our platform to purchase ad inventory or use other features. Our agreements with customers generally do not have a specified term and are generally terminable at any time by either party upon specified notice periods, typically ranging from 30 to 90 days. Insertion orders are generally limited in scope and can be reduced or canceled by a buyer without penalty. See “Risk Factors—Risks Related to Our Business and Operations—We receive a significant amount of revenue from a select number of advertising agency holding companies, which own various advertising agencies, and the loss of advertising agencies as customers could harm our business, operating results and financial condition” for additional discussion of our customer relationships with advertising agencies.
Our Advertising and Data Supply
We obtain digital advertising inventory primarily through our integrations with supply side platforms and directly with publishers. We believe that our integrations across numerous channels give us one of the most robust omnichannel integrations of any single platform. These suppliers provide us with access to a breadth of programmatic advertising inventory across desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.
We enable deep data access through our integrations with over 70 leading data companies, giving our customers access to data across key industry verticals, including retail, consumer packaged goods, travel and healthcare. Customers can onboard their own first-party data onto our platform, without the need for a separate data management platform.
Sales and Marketing
We sell our platform through a direct sales team focused on business development across all markets, including sales to new customers and revenue growth within existing customers. We have an experienced sales team focused on selling access to our platform in our target markets, as well as building and nurturing relationships with global brands and agencies. We use a consultative sales approach focused on educating existing and potential customers on our platform capabilities, and training clients to use our platform. We offer a formal certification program, Programmatic University and Viant DSP Certification, which covers programmatic industry trends, technology capabilities and time-saving workflows and have an online knowledge base with robust documentation. We provide dedicated customer support and work with customers as they set up and optimize their campaigns, assist with delivery against KPIs and goals, and provide post-campaign support and recommendations.
We tailor our contracts and terms to the needs of our customers, including by offering our two different pricing options: a percentage of spend option and a fixed cost per mille (“CPM”) option. Customers can use our platform on a self-service basis or can enlist our services to execute their campaigns.
Our marketing efforts are focused on increasing awareness and consideration for our brands, executing thought-leadership initiatives, participating in industry events, creating comprehensive sales support materials and generating new customer leads. We seek to accomplish these objectives by presenting at industry conferences, hosting customer conferences, publishing white papers and research, conducting public relations activities and advertising campaigns, and maintaining an active social media presence.
Privacy and Data Protection
In the ordinary course of our business, we may collect, receive, compile, use, store, process, share, dispose of, disclose, retain, transfer, and destroy (“Process” or “Processing”) personal information, personal data, and personally identifiable information, as those and similar terms are defined under various applicable laws. Accordingly, we are subject to numerous data privacy and security obligations, including laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, those under the Federal Trade Commission Act, the Children’s Online Privacy Protection Act of 1998, a host of consumer privacy laws and regulations enacted at the state level, such as the California Consumer Privacy Act (“CCPA”) and similar laws in Colorado, Virginia, Connecticut, and Utah, among other states (the “State Privacy Laws”). Authorities at many levels across jurisdictions continue to introduce new privacy legislation and rules, and we expect this will continue.
The State Privacy Laws are examples of the increasingly stringent and evolving regulatory frameworks related to personal information Processing that continue to increase our compliance obligations and exposure for any noncompliance. The State Privacy Laws generally require each covered business to provide specific disclosures related to its Processing of personal information and to honor requests from individuals, including to opt out of certain advertising uses and related disclosures of their personal information, as well as requests to access, delete, and correct certain information and add extra protections for certain personal information deemed “sensitive” under such laws. Plaintiffs’ attorneys also continue to explore creative theories to allege privacy violations under recent and longstanding laws that can be costly to defend. A failure to comply with applicable privacy laws may lead to the defense of costly regulatory investigations and enforcement actions.
See "Risk Factors—Risks Related to Data Privacy and Artificial Intelligence" for additional information about the laws, obligations and limitation to which we are subject and about the risks to our business associated with such laws, obligations and limitations.
Competition
Our industry is highly competitive and fragmented. We compete with large, privately-held companies, such as Yahoo DSP, with public companies exclusively serving our industry, such as The Trade Desk, and with divisions of large, well-established public companies such as Google and Amazon. The competitive landscape in recent years has been affected by consolidation and limited investment in new startups in our industry and there are few competitors with self-service capabilities. Our long history and time in the market with customers has given us significant advantages in terms of platform development and expertise, as well as a long development lead ahead of new entrants. We believe that we compete primarily based on the performance of campaigns running on our platform, the capabilities of our platform, our identity resolution capabilities, our omnichannel capabilities and our advance reporting capabilities. We believe that we are differentiated from our competitors in the following areas:
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
•we provide extensive customer service and satisfaction; and
•we provide flexible pricing options to support our customers' needs.
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
As of December 31, 2023, we had approximately 333 employees in 10 offices across the United States. Our team draws from a broad spectrum of backgrounds and experiences across technology and advertising industries.

Diversity and Inclusion
We are committed to fostering a culture of inclusion where all employees feel valued and included. We believe our greatest asset is the people who work for us, and as part of our investment in our people, we prioritize diversity and inclusion. Our goal is to create a culture where we value, respect, and provide fair treatment and opportunities for all employees. Each year, we conduct an annual survey to give employees the opportunity to provide feedback on our management team and culture. This survey helps drive new programs that continue the development of our inclusive culture. Our leaders review the survey feedback and work with their teams to initiate new initiatives based on the results. However, we are also committed to achieving these ends through legally compliant methods, and diversity, equity and inclusion efforts are part of the Company's legal compliance considerations. It is our policy, in keeping with the law, to not make employment decisions, including decisions regarding hiring, promotion and compensation, on the basis of any legally protected characteristic, including race or gender.
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
Climate Change and Sustainability
We are launching initiatives that aim to drive sustainability and reduce both our and our partners' environmental impact. In 2023, we announced a commitment to be carbon neutral with respect to known and measurable emissions by the end of 2023. We recently announced that we achieved this goal for 2023, through strategic collaborations with cloud providers to source renewable energy for powering Viant's platform where feasible, as well as purchasing carbon offsets and renewable energy credits ("RECs"). As of December 31, 2023, we have purchased the carbon offsets required to offset our fiscal 2023 Scope 1 and Scope 3 emissions. The purchased carbon offsets are reflected within “Prepaid expenses and other current assets” on the consolidated balance sheet and will be retired in fiscal 2024. Viant has also entered into an agreement for the purchase of requisite qualified RECs, which will be fulfilled and retired in early 2024 to neutralize our fiscal 2023 Scope 2 emissions.
In addition, we recognize that sustainability initiatives are increasingly important to our partners’ spend decisions. To support our partners in reducing their GHG emissions and meeting their goals of carbon neutrality, we launched a customer carbon reduction program on February 7, 2023 called Adtricity. Adtricity aims to deliver RECs to our customers based on their media spend with us. We have also joined Ad Net Zero and the IAB Tech Lab - Sustainability Working Group to drive cross-industry action around sustainability initiatives in the advertising industry.
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
As of December 31, 2023, we held 37 issued patents, 9 pending patent applications and 316 issued trademarks. Our issued patents are scheduled to expire between 2025 and 2041. We continually review our development efforts to assess the existence and patentability of new intellectual property. In addition to the intellectual property relating to the operation of Viant, our DSP, and our people-based framework, we own intellectual property related to our owned site, Myspace.com. Of our issued patents, 22 relate to our platform and our people-based framework, and 15 relate to Myspace.com.

Corporate Information
We were founded in 1999 by Tim, Chris and Russ Vanderhook who continue to lead our company today. We have been at the forefront of digital advertising technology since our inception and have demonstrated our ability to grow, thrive, and innovate as competitors have come and gone. In 2011, we acquired the social network website Myspace.com. In 2011, Tim and Chris Vanderhook started Xumo, a connected TV streaming service, which was acquired by Comcast Corp. in 2020. In 2015, we completed our first people-based integration. We remained independent until 2016, when Time Inc. acquired a 60% interest in our company through our subsidiary, Viant Technology Holding Inc. (the “Former Holdco”). That interest was later acquired by Meredith Corporation when it acquired Time Inc. in 2018. In 2017, we purchased Adelphic, a DSP. Since the Adelphic acquisition, we have materially transformed from a full-service provider of digital advertising solutions into a leading DSP that enables marketers and their advertising agencies to centralize the planning, buying and measurement of their media investments using a people-based framework. We have grown from a business operating from a home office to a company with approximately 333 employees in 10 offices throughout the United States at the end of 2023. In 2019, we entered into an agreement that resulted in the retirement of the Former Holdco’s interest in our company and Tim Vanderhook, Chris Vanderhook and Capital V LLC (formerly Four Brothers 2 LLC) (the “Vanderhook Parties”) acquired that 60% interest in our company (the “2019 Former Holdco transaction”), allowing it to once again become an independent company. Viant Technology Inc. was incorporated in Delaware on October 9, 2020. In connection with the consummation of our initial public offering (the “IPO”), we became the sole managing member of Viant Technology LLC. We completed the IPO of our Class A common stock on February 12, 2021. Our principal executive offices are located at 2722 Michelson Drive, Suite 100, Irvine, CA 92612 and our telephone number is (949) 861-8888. Our website address is www.viantinc.com. Our design logo, “Viant,” and our other registered and common law trade names, trademarks and service marks are the property of Viant Technology LLC.
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
Emerging Growth Company
We are an emerging growth company (an "EGC") as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for companies that are not an EGC. We will cease to be an EGC upon the earliest of: (i) December 31, 2026, (ii) the first fiscal year after our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report for additional information.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties described below, together with all other information contained in this Annual Report and in our other public filings, including our consolidated financial statements and the related notes included elsewhere in this Annual Report. The occurrence of any of the following risks, as well as any risks or uncertainties not currently known to us or that we currently do not believe to be material, could materially and adversely affect our business, prospects, financial condition, results of operations and cash flow, in which case, the trading price of our Class A common stock could decline and you could lose all or part of your investment.
Risks Related to Our Business and Operations
Our success and revenue growth are dependent on enhancing and improving our platform and effectively educating and training our customers on how to make full use of our platform.
Our success is dependent on our ability to enhance and improve our offerings and platform, build our brand, scale our technology capabilities, add functionality to and improve the performance of our DSP, and address technological and industry advancements, including the use of AI, to increase our customers’ usage of our platform and add new customers. Our contracts and relationships with customers generally do not include long-term or exclusive obligations requiring them to use our platform or maintain or increase their use of our platform. Our customers typically have relationships with numerous providers and can use both our platform and those of our competitors without incurring significant costs or disruption. Our customers may also choose to decrease their overall advertising spend for any reason, including if they do not believe they are receiving a sufficient return on advertising spend. Accordingly, we must continually work to win new customers and retain existing customers, increase their usage of our platform and capture a larger share of their advertising spend. For those customers utilizing our self-service capabilities, we may not be successful at educating and training customers, particularly our newer customers, on how to use our platform, in particular our advanced reporting tools, in order for our customers to get the most benefit from our platform and increase their usage. If these efforts are unsuccessful or customers decide not to continue to maintain or increase their usage of our platform for any other reason, or if we fail to attract new customers, our revenue could fail to grow or decline, which would materially and adversely harm our business, operating results and financial condition. If customers representing a significant portion of our business decide to materially reduce their use of our platform or cease using our platform altogether, our revenue could be significantly reduced, which could have a material adverse effect on our business, operating results and financial condition. We may not be able to replace customers who decrease or cease their usage of our platform with new customers that will use our platform to the same extent or at all.
We may not realize the expected benefits of an industry shift away from cookie-based consumer tracking.
We expect to benefit relative to others in our industry from marketers reducing their reliance on vendors and advertising technology platforms that utilize third-party cookies for tracking. However, the shift away from cookie-based consumer tracking may not happen as rapidly as we expect, and our competitors may adapt their services. Additionally, even as this shift occurs, we may not be as successful in growing our business and increasing our revenue as we expect. For example, marketers may not shift their business away from our competitors if our competitors are successful in developing alternative products or services that are not significantly reliant on the cookie-based framework, which could harm our business.
If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain customers and our revenue and results of operations may decline.
Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must regularly make investment decisions regarding offerings and technology to maintain the technological competitiveness of our products and services and meet customer demand and evolving industry standards. The complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Without the timely introduction of new products, services and enhancements, including those leveraging AI and machine learning, our offerings could become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. In addition, such new products, services or enhancements may create new, or exacerbate existing, technological, security, legal and other challenges, could cause unintended consequences, and may not perform as intended. If new or existing competitors have more attractive offerings, we may lose customers or customers may decrease their use of our platform. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. In addition, as we develop and introduce new products and services, including those incorporating or utilizing AI and machine learning and new processing of information, they may raise new, or heighten existing, technological, security, legal and other risks and challenges, that may cause unintended consequences and may not function properly or may be misused by our clients.

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
We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us as they embark on advertising campaigns for their clients. The loss of such agencies could significantly harm our business, operating results and financial condition. If we fail to maintain satisfactory relationships with an advertising agency or an advertising agency otherwise chooses not to do business with us, we risk losing business from the marketers represented by that agency.
Marketers may change advertising agencies. If a marketer switches from an agency that utilizes our platform to one that does not, we could lose revenue from that marketer. In addition, some advertising agencies have strong relationships with competing DSPs or other platforms and may direct their marketers to such other platforms. We are primarily focused on the U.S. market, while competing DSPs may be focused on international markets. Advertising agencies who seek both domestic and international services, or otherwise limit the number or types of DSPs used, may choose to consolidate with competing DSPs. If a significant number of marketers and their agencies begin to utilize competing platforms for the administration of their advertising campaigns, our business, financial condition and results of operations could be adversely affected.
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
The effects of macroeconomic conditions and geopolitical events, such as inflation, rising interest rates and other adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition.
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
Our business depends on the overall demand for advertising and on the economic health of our customers that benefit from our platform. Economic downturns or unstable market conditions may cause our customers to decrease their advertising budgets, which could reduce usage of our platform and adversely affect our business, operating results and financial condition. Our customers’ and potential customers’ businesses or cash flows have recently been and may continue to be negatively impacted by the economic uncertainty related to, among other things, pandemics, bank failures, inflation and monetary supply shifts, labor shortages, supply shortages, tightening of credit markets, international conflicts and acts of terrorism, which has led and may continue to lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our customers pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations have in the past and may in the future be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by macroeconomic conditions and geopolitical events.
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
We must maintain a consistent supply of ad inventory. Our success depends on our ability to secure inventory on reasonable terms across a broad range of advertising inventory partners in various verticals and formats. The amount, quality and cost of inventory available to us can change at any time. If our relationships with any of our significant suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. We may not have access to a consistent supply of inventory on favorable terms or at all. In addition, we compete with companies with which we have business relationships. For example, Google is an advertising inventory supplier in addition to being one of our competitors. If Google or any other company with attractive advertising inventory limits our access to its advertising inventory, our business could be adversely affected. If our relationships with certain of our suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Inventory suppliers control the sales process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including prohibiting the placement of advertisements on behalf of specific marketers, or seek to sell inventory directly to a marketer or advertising agency instead of, or in addition to, a DSP. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.
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
Our success depends on consistently adding valued inventory in a cost-effective manner. If we are unable to maintain a consistent supply of inventory for any reason, customer retention, loyalty and operating results and financial condition could be harmed.
If our access to people-based data is diminished, the effectiveness of our platform would be decreased, which could harm our operating results and financial condition.
Much of the data that we use is obtained through integrations with third parties. We are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms. We could suffer material adverse consequences if we were unable to obtain data through our integrations with third parties, including inventory and data suppliers. Our ability to serve particular customers is also enhanced when such customers upload their own first-party data. Our operation of our platform and access to data could be negatively affected if, due to legal, contractual, privacy, reputational, market optics, competition or other economic concerns, third parties cease entering into integration agreements with us or customers cease uploading their data to our platform. Additionally, if our third-party partners, including inventory or data suppliers, fail to adhere to our data quality and privacy standards, we may scale back or terminate relationships with such companies.

Legislators, regulators, and other authorities have focused heavily on third-party data suppliers and the advertising industry in recent years and we expect this to continue. Consumer privacy laws and regulations enacted at the state level, such as the California Consumer Privacy Act of 2018 (“CCPA”), Washington's My Health, My Data Act ("MHMD"), and other similar privacy focused laws in Colorado, Virginia, Connecticut, and Utah among other states (“State Privacy Laws”) and other U.S. and foreign laws governing personal data and privacy pose additional and material compliance risks to such suppliers and companies operating in the advertising industry. In addition, state lawmakers continue to update or enact new laws governing activities of data brokers. For example, in California, lawmakers have introduced requirements to honor requests submitted through a universal deletion mechanism that the state would develop and materially increase penalties for non-compliance. We and our suppliers may face compliance risks under these laws and limitations on our ability to use certain data, including data provided by our third-party suppliers, which could impact our business and diminish our revenue.
Furthermore, digital advertising and in-app advertising are largely dependent on established technology companies and their operation of the most commonly used internet browsers (Chrome, Firefox, Internet Explorer and Safari), devices, operating systems (such as Android and iOS) and applications. These companies may change the operations or policies of their browsers, devices and operating systems in a manner that fundamentally changes our ability to operate our platform or use or collect data. Users of these browsers, devices or operating systems may also adjust their behaviors and use of technology in ways that change our ability to collect data. Digital advertising and in-app advertising are also dependent, in part, on internet protocols and the practices of internet service providers, including IP address allocation. Changes that these providers make to their practices, or adoption of new internet protocols, may materially limit or alter the availability of data. For example, Apple introduced an iOS update in April 2021 that only allows tracking of user activity after an opt-in by users, and in October 2021, Google introduced similar changes that provided users with the ability to opt-out of tracking across devices using the Android operating system. Individuals may increasingly resist or turn off the collection, use, and sharing of personal data to deliver targeted advertising. Individuals are increasingly becoming aware of options related to consent, browser-based signals including the “Global Privacy Control,” a browser setting that notifies websites of a user's privacy preferences, and other “ad-blocking” software, any of which could materially impact our and our data supplier’s ability to collect, use and disclose personal data. A limitation or alteration of the availability of data in any of these or other instances may have a material impact on the advertising technology industry, which could decrease advertising budgets and subsequently reduce our revenue and adversely affect our business, operating results and financial condition. Please see “—Risks Related to Data Privacy and Artificial Intelligence” for additional discussion of the laws and regulations governing the collection of data to which we are or may become subject and about the risks to our business associated with such laws and regulations.
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
We had 333 employees as of December 31, 2023. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.

We allow our customers and suppliers to utilize application programming interfaces ("APIs") with our platform, which could result in outages or security breaches and negatively impact our business, operating results and financial condition.
The use of APIs by our customers and suppliers has significantly increased in recent years. Our APIs allow customers and suppliers to build their own media buying and data management interface by using our APIs to develop custom integration of their business with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for cyber-attacks (including denial-of-service attacks), malicious internet-based activity online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our platform (for more information on risks related to cyber incidents, see “—A significant breach of our IT Systems or disclosure of our Confidential Data, or of the security of our or our customers’, suppliers’, or other third parties’ systems upon which we rely could be detrimental to our business, reputation and results of operations”). Furthermore, while APIs allow customers and suppliers greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to customer or supplier overuse of our systems through our APIs. While we have taken measures intended to decrease risks relating to security, performance and outages associated with the use of APIs, such measures may not be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation, notification, mitigation, and remediation, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, operating results and financial condition.
Operational and performance issues with our platform, whether actual or perceived, including a failure to respond to technological changes or to upgrade our technology systems, may adversely affect our business, operating results and financial condition.
We depend upon the sustained and uninterrupted performance of our platform to manage our inventory supply; acquire inventory for each campaign; collect, process and interpret data; bid on inventory; optimize campaign performance in real time; generate campaign reporting; and provide billing information to our financial systems. If our platform cannot scale to meet demand, if there are errors in our execution of any of these functions on our platform, or if we experience outages, then our business may be harmed.
Our platform is complex and multifaceted, and operational and performance issues could arise both from the platform itself or from outside factors, such as cyberattacks or other third-party attacks (for more information on risks related to cyber incidents, see “—A significant breach of our IT Systems or disclosure of our Confidential Data, or of the security of our or our customers’, suppliers’, or other third parties’ systems upon which we rely could be detrimental to our business, reputation and results of operations”). Errors, failures, vulnerabilities or bugs have been found in the past, and may be found in the future. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems (including our products), and vulnerabilities may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Our platform also relies on third-party technology and systems to perform properly, and our platform is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform could include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more server facilities. While we have built redundancies in our systems, full redundancies do not exist. Some failures could shut our platform down completely, others only partially. We provide service level agreements to some of our customers, and if our platform is not available for specified amounts of time, we may be required to provide credits or other financial compensation to our customers.
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
Myspace.com has been and may in the future be subject to cybersecurity incidents or data breaches. In 2016, we discovered a third-party cyber-attack in which Myspace.com usernames, passwords and email addresses were stolen from the old Myspace.com platform prior to June 11, 2013. While we took steps to remediate the attack, any failure to prevent or mitigate security breaches and improper access to or disclosure of the data on Myspace.com could result in litigation, indemnity obligations, regulatory enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business. Myspace.com may also face operational or performance issues. For example, as a result of a server migration project in 2019, older photo, video or audio files of some users were lost.
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
We compete with large privately-held companies such as Yahoo DSP, with public companies exclusively serving our industry such as The Trade Desk, and with divisions of large, well-established public companies such as Google and Amazon. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive customer bases and broader supplier relationships than we have, and operate internationally. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper marketer relationships, offer services at lower prices, or offer a global range of services and inventory. Increased competition may result in reduced pricing for our platform, increased sales and marketing expense, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business. These companies may also have greater brand recognition and longer histories than we have and may actively seek to serve our market and have the power to significantly change the nature of the marketplace to their advantage. Some of our larger competitors, particularly those that are divisions of large companies, have substantially broader product offerings and may leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that may discourage customers from using our platform, including through selling at zero or negative margins or product bundling with other services they provide at reduced prices. Customers may prefer to purchase advertising from social medial platforms or other closed platforms, which they cannot acquire through our platform. Potential customers may also prefer to purchase from their existing platform rather than a new platform regardless of product performance or features. These larger competitors often have broader product lines and market focus and may therefore not be as susceptible to downturns in a particular market. We may also experience negative market perception as a result of being a smaller company than our larger competitors.
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
Risks Related to Data Privacy and Artificial Intelligence
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increase the cost of data, reduce the availability of data, reduce our ability to utilize or disclose data, adverse effects on the demand for our products and services, or other adverse business consequences.
We collect, receive, store, use, transmit, disclose, or otherwise process (collectively, "Process") personal information and other sensitive data such as confidential business data, trade secrets, and intellectual property, from and about consumers, our customers, employees, service providers, and other third parties. We also depend on a number of third-party vendors in relation to the operation of our business, some of which Process data on our behalf. Our and our third-party vendors handling of this data is subject to a wide variety of federal, state, local, and foreign laws regulations, guidance, industry standards, external and internal privacy and security policies, certifications, documents, contracts, and other obligations that govern the Processing of personal information by us and on our behalf.
U.S. federal, state, and local governments, and foreign governments have adopted or proposed numerous laws relating to the Processing of personal information relating to individuals and households, including contact information and pseudonymous data, many with a particular focus on marketing and advertising uses of such personal information. The legal landscape for data privacy issues worldwide is complex, continually evolving and often conflicting, and is likely to remain uncertain for the foreseeable future. As a result, our practices may not comply with such laws, regulations or obligations. Any failure or perceived failure to comply with applicable laws or regulations regarding privacy, data protection and cybersecurity could adversely affect our business, brand or reputation and may result in claims, actions, investigations or proceedings against us by regulators or individuals and require us to change our practices, all of which may result in significant costs.
In the United States, an ever-increasing number of state laws and regulations apply to the Processing of personal information. In recent years, U.S. federal and state legislatures, along with regulatory authorities, have increased their focus on the collection and use of personal information, including relating to “interest-based,” “cross-context behavioral,” or “targeted” advertising. As an example, the State Privacy Laws require covered businesses to, among other things, provide disclosures to consumers and grant consumers a right to opt-out of use and disclosure of their personal information for purposes of showing targeted advertisements and “sales” of personal information, a concept that is broadly defined as the disclosure of personal information to a third party for monetary or other valuable consideration. Certain of the State Privacy Laws also require or will require companies to respond to user-enabled global privacy controls, such as a browser plug-in or privacy setting, device setting, or other mechanisms, that communicate or signal the consumer’s choice to opt-out of the sale or sharing of their personal information, or the use of their personal information for targeted advertising. Laws additionally require covered businesses to take extra precautions for data deemed “sensitive” and offer consumers rights to access, delete, and correct their information. These laws are generally enforced by each state’s attorney general with potentially steep penalties for violations.
Lawmakers and regulators are also focused on data Processing by companies that do not have direct relationships with the consumers whose personal data they process. Several states, including California and Texas, have recently enacted or updated laws restricting the activities of data brokers. In late 2023, California passed the Delete Act, dramatically increasing obligations and potential penalties relative to the state’s preexisting data broker statute. Beyond additional transparency requirements, beginning in August 2026, companies registered as data brokers in California must honor universal deletion requests consumers make of all data brokers via a deletion mechanism the state will create. Beginning in 2028, data brokers must undergo audits verifying their compliance with the Delete Act. These obligations may reduce the data available to Viant, require us to develop complex and expensive compliance tools and procedures, and may result in reductions in revenue.
Lawmakers, regulators, and advocates also continue to focus on activities involving the use of certain types of personal data perceived as especially sensitive, such as children’s data and health data, which will impact the advertising industry. This includes the Children’s Online Privacy Protection Act of 1998 (“COPPA”), which restricts the collection and use of data about users of child-directed websites. The Federal Trade Commission actively enforces COPPA and may in the future update and expand certain parts of the law. Additionally, several State Privacy Laws have increased the age at which a consumer can be shown targeted ads (without opt-in consent) from 13 to 16 or 18 years of age.
Related to consumer health information, MHMD introduced a host of new requirements covering a very broadly defined notion of consumer health data, including obligations on disclosures of such data that will impact the advertising industry. MHMD, which will take full effect in 2024, is subject to a private right of action, and plaintiffs’ attorneys could explore claims testing the bounds of the law’s text.
These developments and other comprehensive data privacy and security laws that have been proposed at the federal, state, and local levels in recent years could lead to a varied and increasingly complex regulatory landscape, further complicating our compliance efforts and those of our data suppliers and customers. Additionally, plaintiffs have sought to apply federal wiretap and similar laws, such as the Federal Wiretap Act and Video Privacy Protection Act, and similar U.S. state laws, such as California’s Invasion of Privacy Act, to certain advertising and online tracking practices. Such laws include private causes of action, and could be costly to settle or litigate, regardless of the merit of the claim, and may result in significant monetary liability. In order to comply with the varying state data breach reporting laws, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.
Outside the United States, certain laws, regulations, and industry standards may apply to our or our suppliers’ or customers’ data privacy and security practices. The European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the UK counterpart regulation (“UK GDPR”) (collectively the “GDPR”) imposes strict requirements applicable to certain Processing of European personal information, respectively, in the European Economic Area (“EEA”) and the United Kingdom (“UK”). The applicability analysis under the GDPR is complex, but if we were deemed to operate our business in a manner subject to GDPR, the GDPR provides for significant penalties for noncompliance of up to the greater of €20 million under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of an enterprise’s global turnover (or revenue) for the preceding fiscal year. Companies that violate the GDPR may face prohibitions on data processing and other corrective action, such as class action brought by classes of data subjects or by consumer protection organizations authorized at law to represent their interests. Additionally, Member States may assess other penalties for noncompliance on companies subject to GDPR.
Several European legislative proposals could significantly affect our business. For example, the ePrivacy Regulation, which would repeal the ePrivacy Directive, could impose new obligations or limitations in areas affecting our business, notably with respect to the use of cookies.
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
Furthermore, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border transfers of personal information. In particular, the EEA and UK have significantly restricted the transfer of personal data to countries outside of the EEA. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although the European Commission adopted the EU-US Data Privacy Framework and the United Kingdom adopted the UK Extension to permit transfers from the EEA and United Kingdom to the United States and there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, these mechanisms are subject to ongoing legal challenges.
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
Additionally, our employees and personnel use, and increasingly rely on, generative AI and automated decision-making technologies to perform their work, and such usage may be subject to various laws and other obligations, including those related to privacy, and governments have passed and are likely to pass additional laws regulating generative AI. For example, the California Privacy Protection Agency is contemplating regulatory requirements relating to automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
Further, privacy advocates and industry groups have proposed, and may propose in the future, industry standards with which we are legally or contractually bound to comply. Moreover, we may make statements about our data Processing practices in light of these standards. For example, best practices and self-regulatory standards, such as those promulgated by the Network Advertising Initiative ("NAI"), the Digital Advertising Alliance ("DAA"), and their international counterparts, apply to many players in the advertising technology ecosystem. Some of these self-regulatory bodies can discipline members, which could result in fines, penalties, and/or public censure. Additionally, some of these self-regulatory bodies might refer violations of their requirements to the Federal Trade Commission or other regulatory bodies. See “—Our business or ability to operate our platform could be impacted by changes in technology initiated by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies,” could cause instability in the advertising technology industry.”
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
Because the interpretation and application of privacy and data protection laws, regulations, standards and other privacy obligations are uncertain and quickly changing, it is possible that these obligations may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our practices. Preparing for and complying with these obligations requires significant resources. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and marketers. Failure of the industry to adapt to changes in data privacy and security obligations and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot predict the impact such changes may have on our business. In addition, it may be necessary for us to fundamentally change our business activities, information technologies, systems, and practices, and to those of any third parties that Process personal information on our behalf.
We may at times fail or be perceived to have failed to comply with all applicable data privacy and security obligations, despite our efforts to comply. Moreover, despite our efforts, our customers, personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Any inability, or perceived inability, to address or comply with applicable data privacy or security obligations could result in significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on Processing personal information; and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; additional costs and liabilities; damage our reputation; reduction in sales and demand for our platform; and harm our business.
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
Plaintiffs have also become increasingly more active in bringing privacy-related claims against companies, including class action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis; if viable, these claims carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
Our business or ability to operate our platform could be impacted by changes in technology initiated by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies,” could cause instability in the advertising technology industry.
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
For example, in recent years browser providers have enacted and may continue to enact changes restricting the use of third-party cookies in their browsers, which may cause instability in the digital advertising market. Execution and measurement in digital advertising relies to a significant extent on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, to collect data about users and devices (collectively referred to as "cookies"). Although our business is less reliant on cookies than some of our competitors because we do not need cookies for marketers and their advertising agencies to identify consumers with our identity resolution capabilities and identity graph, we do use third-party cookies in connection with our business for execution of obtaining information about consumers, and for delivering digital advertising. Today, Apple's Safari, Mozilla's Firefox and Microsoft's Edge already block third-party cookies by default. Google's web browser, Chrome, offers controls over third-party cookies and has announced plans to deprecate support for third-party cookies and user agent string entirely in the second half of 2024. In January 2024, Google disabled third-party cookies for 1% of Chrome users and plans to completely disable third-party cookies by the end of 2024. Google is also testing technologies under the “Privacy Sandbox” label in 2024, which may provide modified targeting and measurement functionality to digital advertising ecosystem participants as a limited replacement for the functionality currently provided through the use of third-party cookies on Chrome. We believe that Google’s planned deprecation of third-party cookies and its ongoing development of these technologies, which we expect to be technically complex and designed in a manner that does not favor us or our partners, has created and will likely continue to create industry uncertainty regarding the potential effects on user experience and advertiser targeting and measurement. Although we believe our platform is well-positioned to adapt to such changes, particularly with our Viant Household ID, the impact of such changes remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel. Google has also introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Other browsers have added similar controls. These actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate, which could cause changes in advertising budget allocations and thereby could negatively impact our business. In addition, these browser and platform providers may frequently delay or change their previously announced operations or policies.
For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. For example, Apple introduced an iOS update in April 2021 that requires users to opt-in to tracking of their activity across devices, and Google has announced that it will deprecate its Android advertising identifier entirely. Privacy aspects of other channels for programmatic advertising, such as connected TVs or over-the-top video, are still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.

Digital advertising is also subject to government regulation which may impact our ability to collect and use data. As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators, such as the FTC, California Privacy Protection Agency, and privacy advocates have raised significant concerns around observed data, leading to an array of ‘do-not-track’ and similar opt-out efforts, suggestions and technologies introduced to address these concerns, and individuals are increasingly aware of these options. For example, several of the State Privacy Laws obligate companies to honor requests to opt out of targeted advertising or sales of personal information transmitted via user-enabled Global Privacy Control.
Limitations on our or our customers’ ability to collect and use data for advertising, whether imposed by established technology companies, legislation, or otherwise, may impact the performance of our platform and our business performance.
A significant breach of our IT Systems or disclosure of our Confidential Data, or of the security of our or our customers’, suppliers’, or other third parties’ systems upon which we rely could be detrimental to our business, reputation and results of operations.
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
Like all companies, our IT Systems and Confidential Data are targets for cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities by third parties that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Data. We and the third parties upon which we rely face a variety of evolving threats, which could cause security breaches that lead to operational disruption and/or compromises to our IT Systems and Confidential Data. In recent years, the frequency, severity and sophistication of cyber-attacks and other intentional misconduct has significantly increased, and these threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer hackers, nation states, threat actors, and personnel (such as through theft or misuse). We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake given the increased usage of AI, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, malfeasance by insiders, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other IT Systems, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
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
Further, we rely upon third-party service providers and technologies to operate critical business systems to process Confidential Data, including, without limitation, third-party providers of cloud-based infrastructure such as Google Cloud Platform and Amazon Web Services, employee email, and other functions. We may share or receive Confidential Data with or from third parties. Our ability to monitor these third parties’ security practices is limited, and these parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and third parties and infrastructure in our supply chain or our third-party partners’ supply chains may become compromised or contain exploitable defects or bugs that could result in a breach of or disruption to our IT Systems (including our products/services) or the third-party information technology systems that support us and our services.
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
Any of the previously identified or similar threats, whether actual or perceived, could cause a security breach or other interruption, resulting in the unauthorized, unlawful, or accidental acquisition, modification, misuse, destruction, disclosure of, encryption of, or loss of Confidential Data.
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including AI—that circumvent security controls, evade detection, and remove forensic evidence. As a result, we may be unable to prevent, detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information, or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.
Although we have taken measures to protect our systems from such threats, these measures may not be effective, and we and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such incidents to continue in varying degrees. For example, in 2016, we discovered a breach of information from our Myspace databases resulting in the unauthorized access and offer for sale of approximately 360 million Myspace user account email addresses, usernames, and hashed passwords. See “—We face liabilities arising out of our ownership and operation of Myspace.com.” We take steps to detect and remediate vulnerabilities but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
We may incur significant costs in protecting against such cyberattacks and security breaches, and any cyber-related disruption or security breach of our or third parties’ IT Systems or Confidential Data could result in adverse consequences, including but not limited to litigation (such as class actions), indemnity obligations, enforcement actions, investigations, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, operational disruptions, decreased revenue, and reduced demand for our platform. Further, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.
Moreover, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts will be enforceable or are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Additionally, our insurance coverage may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
Further, certain data privacy and security obligations may require us to implement and maintain a certain level of security. For example, the Federal Trade Commission expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Failure to maintain this level of security could result in government investigations or enforcement actions, litigation, reputational harm, and other material adverse consequences.
Finally, as we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.

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
There is significant patent and other intellectual property development activity in the digital advertising industry. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Our success depends on the continual development of our platform. From time to time, we receive claims from third parties that our platform and underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. In addition, various "non-practicing entities" that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. The cost of settling or defending against intellectual property claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and could divert the attention of management, technical personnel and other employees from our business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Additionally, we may be obligated to indemnify our customers or inventory and data suppliers or other vendors in connection with any such litigation. If we are found to infringe these rights, we could potentially be required to cease utilizing portions of our platform. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. Alternatively, we could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
We face potential liability and harm to our business based on the nature of our business and the content on our platform.
Advertising often results in litigation relating to copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require clients to represent to us that they have the rights necessary to serve advertisements through our platform, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If clients do not have the rights necessary to serve advertisements through our platform, we may be exposed to potential liability and our reputation may be damaged. While our customers are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigation costs, which can be extensive.
Risks Related to Our Capital Structure and Related Tax Matters
Our principal asset is our interest in Viant Technology LLC, and accordingly, we depend on distributions from Viant Technology LLC to pay any dividends, if declared, taxes and other expenses, including payments under the Tax Receivable Agreement.
We are a holding company and our only business is to act as the managing member of Viant Technology LLC, and our only material assets are Class A units representing approximately 25.1% of the membership interests of Viant Technology LLC as of December 31, 2023. We do not have any independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will depend upon the financial results and cash flows of Viant Technology LLC.
We anticipate that Viant Technology LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Viant Technology LLC. Accordingly, we are required to pay income taxes on our allocable share of any net taxable income of Viant Technology LLC. We cause Viant Technology LLC to make distributions to each of its members, including us, in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow us to make payments under a tax receivable agreement (the "Tax Receivable Agreement") we entered into on February 9, 2021, in connection with our IPO, with Viant Technology LLC, continuing members of Viant Technology LLC and the representative of such continuing members of Viant Technology LLC (the "TRA Representative"). In addition, Viant Technology LLC reimburses us for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, we shall receive the full amount of our tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that we need additional funds to cover our obligations, and Viant Technology LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, we may have to borrow funds, which could materially and adversely affect our ability to pay dividends and taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition.
To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and, therefore, may accelerate payments due under the Tax Receivable Agreement.
We are required to make cash payments to the continuing members of Viant Technology LLC in respect of certain tax benefits we receive from tax basis step-ups (and certain other tax benefits) attributable to our acquisition of units of Viant Technology LLC, and the amount of those payments may be substantial.
In connection with our IPO, we entered into a Tax Receivable Agreement with Viant Technology LLC, continuing members of Viant Technology LLC (not including us) and the TRA Representative. The Tax Receivable Agreement provides for payment by us to continuing members of Viant Technology LLC (not including us) of 85% of the amount of the net cash tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) our acquisition of Viant Technology LLC units from pre-IPO members of Viant Technology LLC in connection with the IPO and in future exchanges and (ii) any payments we make under the Tax Receivable Agreement (including tax benefits related to imputed interest). We will retain the benefit of the remaining 15% of these net cash tax savings.
The amount of the cash payments that we may be required to make under the Tax Receivable Agreement could be significant. The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or have expired, unless we exercise our right to terminate the Tax Receivable Agreement (or it is otherwise terminated pursuant to its terms, including due to a change in control or our breach of a material obligation thereunder), in which case, we will be required to make the termination payment specified in the Tax Receivable Agreement. In addition, any payments we make under the Tax Receivable Agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Any actual future payments to the continuing members of Viant Technology LLC will vary based on the factors discussed below, and estimating the amount and timing of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from Viant Technology LLC in order to make any required payments under the Tax Receivable Agreement. However, we may need to incur debt to finance payments under the Tax Receivable Agreement to the extent such distributions or our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. The payments under the Tax Receivable Agreement are also not conditioned upon the continuing members of Viant Technology LLC maintaining a continued ownership interest in Viant Technology LLC.

The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of our income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging unitholder’s tax basis in its units at the time of the relevant exchange; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The increases in the tax basis of the intangible assets of Viant Technology LLC as a result of the exchanges of Viant Technology LLC units, and certain other tax benefits will be subject to the TRA, however, we have concluded that based on the weight of all available evidence these deferred tax assets subject to the TRA are not more likely than not of being realized, and as a result no TRA liability has been recorded. If deferred tax assets subject to the TRA become more likely than not to be realized, we will record the TRA liability. Upon recognition of the TRA, there may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by Viant Technology LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.
In certain circumstances, the amounts that we may be required to pay under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits, if any, that we actually realize.
The Tax Receivable Agreement provides that if (i) we exercise our right to early termination of the Tax Receivable Agreement in whole (that is, with respect to all benefits due to all beneficiaries under the Tax Receivable Agreement) or in part (that is, with respect to some benefits due to all beneficiaries under the Tax Receivable Agreement), (ii) we experience certain changes in control, (iii) the Tax Receivable Agreement is rejected in certain bankruptcy proceedings, (iv) we fail (subject to certain exceptions) to make a payment under the Tax Receivable Agreement within 180 days after the due date or (v) we materially breach our obligations under the Tax Receivable Agreement, we will be obligated to make an early termination payment to holders of rights under the Tax Receivable Agreement equal to the present value of all payments that we would be required to pay under the Tax Receivable Agreement. The amount of such payments will be determined on the basis of certain assumptions in the Tax Receivable Agreement, including (i) the assumption that we would have enough taxable income in the future to fully utilize the tax benefit resulting from the tax assets that are the subject of the Tax Receivable Agreement, (ii) the assumption that any item of loss deduction or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by us ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) the assumption that any non-amortizable assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (iv) the assumption that U.S. federal, state and local tax rates will be the same as in effect on the early termination date, unless scheduled to change; and (v) the assumption that any units of Viant Technology LLC (other than those held by us) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A common stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. The amount of the early termination payment is determined by discounting the present value of all payments that would be required to be paid by us under the Tax Receivable Agreement at a rate equal to the lesser of (a) 6.5% and (b) the Secured Overnight Financing Rate, as reported by the Wall Street Journal plus 400 basis points.
Moreover, as a result of an elective early termination or other termination of the Tax Receivable Agreement (including due to a change in control or our material breach of its obligations under the Tax Receivable Agreement), we could be required to make payments under the Tax Receivable Agreement that exceed our actual cash savings under the Tax Receivable Agreement. Thus, our obligations under the Tax Receivable Agreement could have a substantial negative effect on our financial condition and liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. We may not be able to finance any early termination payment. It is also possible that the actual benefits ultimately realized by us may be significantly less than were projected in the computation of the early termination payment. We will not be reimbursed if the actual benefits ultimately realized by us are less than were projected in the computation of the early termination payment.
We will not be reimbursed for any payments made to the continuing members of Viant Technology LLC under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If any tax benefits that have given rise to payments under the Tax Receivable Agreement are subsequently disallowed, we would be entitled to reduce future amounts otherwise payable to a holder of rights under the Tax Receivable Agreement to the extent the holder has received excess payments. However, the required final and binding determination that a holder of rights under the Tax Receivable Agreement has received excess payments may not be made for a number of years following commencement of any challenge, and we will not be permitted to reduce our payments under the Tax Receivable Agreement until there has been a final and binding determination, by which time sufficient subsequent payments under the Tax Receivable Agreement may not be available to offset prior payments for disallowed benefits. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the basis increases or other tax attributes described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement that are significantly in excess of the benefit that we actually realize in respect of the increases in tax basis (and utilization of certain other tax benefits) and we may not be able to recoup those payments, which could adversely affect our financial condition and liquidity.
In certain circumstances, Viant Technology LLC will be required to make distributions to Viant Technology Inc. and the existing members of Viant Technology LLC, and the distributions that Viant Technology LLC will be required to make may be substantial.
Viant Technology LLC is expected to continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including us. Pursuant to the Viant Technology LLC Operating Agreement, Viant Technology LLC makes tax distributions to its members, including us, which generally are pro rata based on the ownership of Viant Technology LLC units, calculated using an assumed tax rate, to help each of the members to pay taxes on that member’s allocable share of Viant Technology LLC’s net taxable income. Under applicable tax rules, Viant Technology LLC is required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions are determined based on the member who is allocated the largest amount of taxable income on a per unit basis and on an assumed tax rate that is the highest possible rate applicable to any member, but are made pro rata based on ownership of Viant Technology LLC units, Viant Technology LLC is required to make tax distributions that, in the aggregate, likely exceed the aggregate amount of taxes payable by its members with respect to the allocation of Viant Technology LLC income.
Funds used by Viant Technology LLC to satisfy its tax distribution obligations generally are not available for reinvestment in our business. Moreover, the tax distributions Viant Technology LLC is required to make may be substantial, and may significantly exceed (as a percentage of Viant Technology LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments are calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments likely significantly exceed the actual tax liability for many of the existing members of Viant Technology LLC.
As a result of potential differences in the amount of net taxable income allocable to Viant Technology Inc. and to the existing members of Viant Technology LLC, as well as the use of an assumed tax rate in calculating Viant Technology LLC’s distribution obligations, we may receive distributions of cash significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. We have no obligation to distribute any such excess distributions (or other available cash) to our stockholders. We may choose to manage these excess distributions through a number of different approaches, including, among other uses, the payment of a cash dividend on our Class A common stock, the payment of obligations under the Tax Receivable Agreement, loaning such cash to Viant Technology LLC, the declaration of a stock dividend on our Class A common stock, along with the purchase of a corresponding number of common units in Viant Technology LLC, or the purchase of additional common units in Viant Technology LLC, along with a recapitalization of all of the outstanding common units in Viant Technology LLC. We are not required to make adjustments to the exchange ratio for LLC interests and corresponding shares of Class A common stock as a result of any cash dividend or excess distribution or any retention of cash by us. As a result, the holders of Viant Technology LLC interests (other than us) may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC interests, notwithstanding that such holders may have participated previously as holders of LLC interests in distributions that resulted in such excess cash balances to us.
If Viant Technology LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and Viant Technology LLC might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
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
If Viant Technology LLC were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and Viant Technology LLC, including as a result of our inability to file a consolidated U.S. federal income tax return with Viant Technology LLC. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreement and would not be able to recover any payments previously made by it under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of Viant Technology LLC’s assets) were subsequently determined to have been unavailable.
Risks Related to Our Financial Position and Capital Requirements
We may experience fluctuations in our operating results, which could make our future operating results difficult to predict or cause our operating results to fall below securities analysts’ and investors’ expectations.
Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. In particular, we offer our customers a choice of two different pricing options: a percentage of spend option and a fixed CPM pricing option. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. Our revenue and contribution ex-TAC vary across these different pricing and service options, and therefore our results may vary based on the mix of pricing and service options chosen by customers in any given period. Contribution ex-TAC is a non-GAAP financial measure. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.” The varying nature of our pricing mix between periods may make it more difficult for us to forecast our future operating results. Further, variation in our pricing mix may make it more difficult to make comparisons between prior, current and future periods. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Fluctuations in our operating results could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our Class A common stock. Because our business is changing and evolving rapidly, and the macroeconomic and geopolitical environment continues to evolve as a result of pandemics, bank failures, labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, and potential disruptions from international conflicts and acts of terrorism, our historical operating results may not be necessarily indicative of our future operating results. In addition to changes in terms of mix of our different pricing options, factors that may cause our operating results to fluctuate include the following:
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
•changes in the economic prospects of marketers or the economy generally (due to pandemics, labor shortages, inflation and monetary supply shifts, rising interest rates, tightening of credit markets, and potential disruptions from international conflicts and acts of terrorism or otherwise), which could alter marketers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
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
We have expended significant resources in the past to grow our business and increase the offerings of our platform. While we have implemented cost reduction initiatives aimed at reducing our operating expenses and sharpening our focus on key growth priorities in light of the current macroeconomic environment, if we continue to grow our business, it could require substantial financial and other resources to, among other things:
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
Our asset-based revolving credit and security agreement (the "Amended Loan Agreement") with PNC Bank contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur indebtedness, create liens, make investments, merge with other companies, dispose of our assets, prepay other indebtedness and make dividends and other distributions. The terms of our Amended Loan Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. The Amended Loan Agreement also contains a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest under the Amended Loan Agreement.

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
The market price of equity securities of technology companies has historically experienced high levels of volatility. The closing price of our Class A common stock since first trading on February 10, 2021 through March 1, 2024 has ranged from a low of $3.15 to a high of $68.31. The market price of our Class A common stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. For instance, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
Through their ownership of common stock, the Vanderhook Parties control approximately 70% of the voting power of our common stock in the election of directors as of December 31, 2023. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions that:
•provide that our board of directors is classified into three classes with staggered, three-year terms and that directors may only be removed for cause after the Vanderhook Parties collectively cease to beneficially own a majority of the combined voting power of our Class A and Class B Common Stock (the “Triggering Event”);
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
While we have and continue to engage in voluntary initiatives (which may include voluntary disclosures, certifications, and/or goals, among others) to improve the ESG profile of the Company and/or our products, such initiatives may require considerable investments and may not have the desired effect. For example, our goals, such as efforts to be carbon neutral in fiscal 2023 and subsequent years, with all of their contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious, and we may not achieve them, either according to specific standards or stakeholder expectations or at all. Moreover, actions or statements that we may take based on expectations, assumptions, methodologies, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives) and/or align with evolving best practices, we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance, including as stakeholder perceptions of sustainability continue to evolve. Additionally, our current programs, reporting frameworks, and principles may not be in compliance with any new environmental and social laws and regulations, or novel interpretations of existing laws and regulations, that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial.
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
Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations and may impose added costs on our business and could require us to make changes to our business or platform. ESG performance is monitored and rated by a variety of organizations, and unfavorable ratings may impact investor sentiment and negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations or risks, which may augment or create additional risks or impacts on us, including in ways that may not be known to us. Any such matters could have a material adverse effect on our business, results of operations and financial condition.
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
We are also a "smaller reporting company" and a "non-accelerated filer" as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and non-accelerated filers as long as we qualify under these categories, even after we are no longer an EGC, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the CIS Critical Security Controls Version 8 ("CIS"). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use CIS as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program has its own governance channel and processes for monitoring and reporting risks. The current enterprise risk management framework is tailored to address risks around governance, process, technology, financial reporting, and fraud which could impact our financial statements. An enterprise effort to expand and integrate risks across all channels is underway.
Our cybersecurity risk management program includes the following:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for significant service providers, suppliers, and vendors.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our Board of Directors (the "Board") considers cybersecurity risk as part of its risk oversight function. While delegated to the Audit Committee, the Board directly oversees management’s implementation of our cybersecurity risk management program.
The Board receives regular reports from management on our cybersecurity risks. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. Board members receive presentations on cybersecurity topics from our Chief Information Officer ("CIO").

Our management team, including our CIO, is responsible for assessing and managing our material risks from cybersecurity threats. Our CIO has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO's experience includes over twenty (20) years of design, implementation and management of cyber-security programs at various levels and organizations.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties.
Our headquarters are located in Irvine, California, where we occupy facilities totaling approximately 56,000 square feet under a lease that expires in May 2031. We currently lease 9 other office spaces across the United States and we do not own any real property. We believe that our current facilities are adequate to meet our current needs.
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
Item 4. Mine Safety Disclosures.
Not applicable.
Information About Our Directors & Executive Officers.
The following information with respect to the Board and executive officers is presented as of March 4, 2024:

Name	Age	Position at Viant Technology Inc.	Principal Employment
Tim Vanderhook	43	Chief Executive Officer and Chairman	Same
Chris Vanderhook	45	Chief Operating Officer and Director	Same
Larry Madden	59	Chief Financial Officer	Same
Max Valdes	68	Director	Former Chief Financial Officer and Executive Vice President of First American Financial Corporation (NYSE: FAF), a financial services company.
Elizabeth Williams	48	Director	Former Chief Executive Officer of Outfox Hospitality, a company that operates Foxtrot and Dom's Kitchen and Market grocery and café stores.
Vivian Yang	56	Director	Former Chief Legal Officer of The Trade Desk, Inc. (Nasdaq: TTD), a provider of a global technology platform for buyers of advertising.

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
Holders
As of March 1, 2024, there was one holder of record of our Class A common stock and four holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have not paid any cash dividends on our capital stock and have no present intention to pay cash dividends on our capital stock. Any determination to pay dividends to holders of our capital stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our existing and any future debt, including pursuant to the Amended Loan Agreement with PNC Bank, and other factors that our board of directors deems relevant.
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
The following discusses our financial condition and results of operations for our fiscal year ended December 31, 2023 compared to our fiscal year ended December 31, 2022 as well as discussions of our financial condition and results of operations for our fiscal year ended December 31, 2022 compared to our fiscal year ended December 31, 2021.
Overview
We are an advertising technology company. Our cloud-based demand side platform ("DSP") enables the programmatic purchase of advertising, which is the electronification of the digital advertising buying process. Programmatic advertising is rapidly taking market share from traditional ad sales channels, which require more staffing, offer less transparency and involve higher costs to buyers.
Our DSP is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their digital advertising across most channels. Through our omni-channel platform, a marketer can easily buy ads on desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.
Our DSP is an easy-to-use self-service platform that provides our customers with transparency and control over their advertising campaigns. Our platform offers customers unique visibility across a variety of inventory, allowing them to create customized audience segments and leverage our people-based and strategic partner data to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and built-in automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return on advertising spend ("ROAS") across channels, a feature we believe helps us grow our customer base as more customers recognize its benefits.
We generate revenue by charging platform fees and service fees pursuant to agreements that enable a wide variety of marketers and their agencies to select the mix of pricing and service options that suits their unique business and advertising budget.
These options consist of a percentage of spend pricing option and a fixed cost per mille (“CPM”) pricing option. Customers who prefer to use our platform on a self-service basis to execute their advertising campaigns enter into master service agreements (“MSAs”) with us, and we generate revenue under these arrangements by charging a platform fee that is primarily a percentage of spend. Customers who prefer to use our fixed CPM pricing option enter into insertion order (“IO”) arrangements with us, and we generate revenue by charging these customers a platform fee at a price for every 1,000 impressions an ad receives. We also offer additional service options to customers accessing our platform under an MSA or an IO, which enables them to use our services to aid them in data management, media execution and advanced reporting. When customers utilize these service options, we generate revenue by charging a service fee separate from the platform fee consisting of (1) a fee that represents a percentage of spend; (2) a flat monthly fee; or (3) a fixed CPM.
We believe that offering a mix of pricing and service options provides greater flexibility and access to our platform for marketers and their advertising agencies seeking to plan, buy and measure programmatic campaigns.
Our financial results for the fiscal years ended December 31, 2023 and 2022, respectively, include:
•Revenue of $222.9 million and $197.2 million, representing an increase of 13.1%;
•Gross profit of $102.5 million and $80.4 million, representing an increase of 27.4%;
•Contribution ex-TAC(1) of $143.4 million and $124.7 million, representing an increase of 15.0%;
•Net loss of $9.9 million and $48.1 million, representing an improvement of 79.3%;
•Non-GAAP net income (loss)(1) of $21.7 million and $(15.8) million, representing an improvement of 237.5%; and
•Adjusted EBITDA(1) of $29.1 million and $(6.1) million, representing an improvement of 574.6%.
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
Factors Affecting Our Performance
Attract, Retain and Grow our Customer Base
Our future growth depends on our ability to enhance and improve our offerings and platform to increase our customers' usage of our platform and add new customers. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe we are well positioned to capture more of our customers’ programmatic budgets. We also continue to add functionality to our platform to encourage our customers to increase their usage. For instance, we continue to leverage artificial intelligence and machine learning in our platform to help our customers improve the efficiency and effectiveness of their advertising campaigns. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP and highlight the advantages of our people-based framework as cookie-based options become increasingly limited.
We evaluate our customers' usage of our platform and assess our market penetration and scale based on changes in revenue, contribution ex-TAC and advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee that we charge customers. While we experienced customers reducing advertising budgets during the second half of 2022 due to adverse macroeconomic conditions, we saw stabilizing trends in 2023. For the year ended December 31, 2023 compared to the year ended December 31, 2022, our revenue grew 13%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue, gross profit and contribution ex-TAC during the year. For a detailed discussion of our key operating measures, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
Historically, we reported our active customer count in our periodic filings with the Securities and Exchange Commission ("SEC") as it was a key measure used by our management and board of directors to understand and evaluate our business. An active customer was defined as a customer that had total aggregate contribution ex-TAC of at least $5,000 through our platform during the previous twelve months. This metric included many small, legacy customers that did not have the capacity to scale on our platform. As our business has begun to scale, we have shifted our focus to higher value customers that have the ability to scale on our platform, contributing to higher operating results for the year ended December 31, 2023 compared to the year ended December 31, 2022. Due to this strategic shift, we believe active customer count no longer portrays the health of our business and is no longer a key measure used by our management or board of directors to understand and evaluate our business. We will no longer report active customer count in our periodic filings.
Investment in Growth
We believe that the advertising market is in the early stages of a shift toward programmatic advertising. We plan to invest for long-term growth. We anticipate that our operating expenses will continue to increase in the long-term as we invest in platform operations, technology and development to enhance our product capabilities including the integration of new advertising channels, and in sales and marketing to acquire new customers and increase our customers’ usage of our platform. We believe that these investments will contribute to our long-term growth, although they may have a negative impact on our profitability in the near-term.
Impact of Macroeconomic and Geopolitical Conditions
Macroeconomic conditions and geopolitical events, such as pandemics, inflation, rising interest rates, tightening of credit markets, recession risks, labor shortages, supply chain disruptions, and potential disruptions from international conflicts and acts of terrorism, have impacted and may continue to impact our business and the business of our customers, while also disrupting sales channels and advertising and marketing activities. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows, and on our clients, partners, industry and employees. The extent to which these factors impact our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Due to the nature of our business, the effect of these macroeconomic conditions and geopolitical events may not be fully reflected in our results of operations until future periods.
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
We recognize revenue when we transfer control of promised services directly to our customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. For the percentage of spend pricing option, we recognize platform fees as revenue at the point in time when a purchase by the customer occurs through our platform. Revenue is generally reported net of amounts incurred and payable to suppliers for the cost of advertising media, third-party data and other add-on features (collectively, “traffic acquisition costs” or “TAC”) since we arrange for the transfer of TAC from the supplier to the customer through the use of our platform and do not control such features prior to transfer to the customer. In certain percentage of spend arrangements, revenue is reported on a gross basis because we control the advertising inventory before it is transferred to our customers.
For the fixed CPM pricing option, we recognize platform fees as revenue at the point in time when the advertising impressions are delivered to the customer. This revenue is reported gross of any amounts incurred and payable to suppliers for TAC, since we control such features prior to transfer to the customer.
See “Critical Accounting Policies and Estimates—Revenue Recognition” for a description of our revenue recognition policies.
Operating Expenses
We classify our operating expenses into the following four categories. Each expense category includes overhead such as rent and occupancy charges, which is allocated based on headcount.
Platform Operations. Platform operations expense represents our cost of revenues, which consists of TAC, hosting costs, personnel costs, depreciation of capitalized software development costs related to our platform, customer support costs and allocated overhead. TAC recorded in platform operations consist of amounts incurred and payable to suppliers for costs associated with our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. Personnel costs within platform operations include salaries, bonuses, stock-based compensation and employee benefit costs primarily attributable to personnel who directly support our platform.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Other than TAC, many of the costs included in platform operations expense do not increase or decrease proportionately with increases or decreases in our revenue. We expect platform operations expenses to increase in future periods, primarily as a result of depreciation of capitalized software development costs, hosting costs and personnel costs as we continue to invest in the development of our platform to add new features and functions, increase the number of advertising media and data suppliers, ramp up the volume of advertising spend on our platform resulting in increased volumes of transactions, and hire additional personnel to support our customers.
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
Our sales and marketing organization focuses on marketing our platform to increase its adoption by existing and new customers. As a result, we expect sales and marketing expenses to increase in future periods as we increase our sales and marketing team and our focus on market development programs. Sales and marketing expense as a percentage of revenue may fluctuate from period to period based on revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over time.
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
General and Administrative. General and administrative expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefit costs associated with our executive, accounting, finance, legal, human resources and other administrative personnel. Additionally, this includes accounting, legal and other professional services fees, business insurance expense, bad debt expense and allocated overhead.
Total Other Expense (Income), Net
Interest expense (income), net. Interest expense (income), net primarily consists of interest income on our cash and cash equivalents and interest expense on our long-term debt and revolving credit facility under the Loan Agreement with PNC Bank.
Other expense, net. Other expense, net primarily consists of miscellaneous expenses not attributable to operations and foreign currency exchange gains and losses.
Gain on extinguishment of debt. Gain on extinguishment of debt consists of the gain recognized from the forgiveness of the PPP Loan in whole, including all accrued unpaid interest.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Results of Operations
The following tables present our consolidated results of operations, our consolidated results of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the fiscal years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Consolidated Statements of Operations Data:
Revenue	$222,934	$197,168
Operating expenses(1):
Platform operations	120,479	116,725
Sales and marketing	50,650	63,957
Technology and development	24,756	21,294
General and administrative	45,345	44,452
Total operating expenses	241,230	246,428
Loss from operations	(18,296)	(49,260)
Total other expense (income), net	(8,504)	(1,171)
Loss before income taxes	(9,792)	(48,089)
Provision for income taxes	151	—
Net loss	(9,943)	(48,089)
Less: Net loss attributable to noncontrolling interests	(6,500)	(36,176)
Net loss attributable to Viant Technology Inc.	$(3,443)	$(11,913)

	Year Ended December 31,
	2023	2022

	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Operating expenses(1):
Platform operations	54%	59%
Sales and marketing	23%	32%
Technology and development	11%	11%
General and administrative	20%	23%
Total operating expenses	108%	125%
Loss from operations	(8)%	(25)%
Total other expense (income), net	(4)%	(1)%
Loss before income taxes	(4)%	(24)%
Provision for income taxes	—%	—%
Net loss	(4)%	(24)%
Less: Net loss attributable to noncontrolling interests	(3)%	(18)%
Net loss attributable to Viant Technology Inc.	(2)%	(6)%

*Percentages may not sum due to rounding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
(1)Stock-based compensation, depreciation and amortization included in operating expenses are as follows:

	Year Ended December 31,
	2023	2022
Stock-based compensation:
Platform operations	$4,104	$4,761
Sales and marketing	9,729	9,010
Technology and development	5,752	5,323
General and administrative	12,706	9,807
Total stock-based compensation	$32,291	$28,901

	Year Ended December 31,
	2023	2022
Depreciation:
Platform operations	$12,129	$9,786
Sales and marketing	—	—
Technology and development	1,559	1,646
General and administrative	577	580
Total depreciation	$14,265	$12,012

	Year Ended December 31,
	2023	2022
Amortization:
Platform operations	$58	$700
Sales and marketing	—	—
Technology and development	—	—
General and administrative	408	419
Total amortization	$466	$1,119
Comparison of the Fiscal Years Ended December 31, 2023, 2022 and 2021
Revenue

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%
Revenue	$222,934	$197,168	$224,127	$25,766	13%	$(26,959)	(12)%
Revenue increased by $25.8 million, or 13%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to a 57% increase in revenue from marketers in the retail and public services industry verticals and a 4% decrease in all other industry verticals.
Revenue decreased by $27.0 million, or 12%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease in revenue was primarily due to certain marketers in the jobs, entertainment, retail, automotive, and consumer products industry verticals being impacted by the ongoing adverse effects of labor shortages, inflation and monetary supply shifts, rising interest rates, the tightening of credit markets, and other adverse macroeconomic and geopolitical developments potentially indicative of an economic slowdown or recession. This resulted in revenue decreasing across these industry verticals by a combined 32% from the prior-year period, offset by a 15% increase in all other industry verticals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Operating Expenses
Platform Operations

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%
Traffic acquisition costs	$79,552	$72,440	$82,627	$7,112	10%	$(10,187)	(12)%
Other platform operations	40,927	44,285	46,977	(3,358)	(8)%	(2,692)	(6)%
Total platform operations	$120,479	$116,725	$129,604	$3,754	3%	$(12,879)	(10)%
Percentage of revenue	54%	59%	58%
Platform operations expense increased by $3.8 million, or 3%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was driven by a $7.1 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was partially offset by a decrease in other platform operations expense due to a $2.0 million decrease in personnel costs, a $1.1 million decrease in third-party costs in support of our DSP, a $0.7 million decrease in cloud costs due to recognized cloud infrastructure efficiencies, a $0.7 million decrease in stock-based compensation and a $0.3 million decrease related to disposals in the prior period, partially offset by a $1.6 million increase in depreciation and amortization, net, related to our continued investment in developed technology.
Platform operations expense decreased by $12.9 million, or 10%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily driven by a $10.2 million decrease in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option and an $8.3 million decrease in stock-based compensation expense primarily driven by restricted stock units ("RSUs") that were granted in connection with our initial public offering ("IPO"), a portion of which became fully vested during the year ended December 31, 2021. This decrease was partially offset by a $2.1 million increase in depreciation, a $1.8 million increase in cloud costs due to continued enhancements to our cloud infrastructure, a $1.3 million increase in third-party costs in support of our DSP, a $0.1 million increase in facilities expense and a $0.1 million increase in travel and entertainment expenses.
Sales and Marketing

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%
Sales and marketing	$50,650	$63,957	$65,042	$(13,307)	(21)%	$(1,085)	(2)%
Percentage of revenue	23%	32%	29%
Sales and marketing expense decreased by $13.3 million, or 21%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was due to an $8.8 million decrease in personnel costs and a $5.9 million decrease in advertising expense, partially offset by a $0.7 million increase in stock-based compensation and a $0.6 million increase in travel and entertainment expense.
Sales and marketing expense decreased by $1.1 million, or 2%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily due to a $16.6 million decrease in stock-based compensation driven by RSUs that were granted in connection with our IPO, a portion of which became fully vested during the year ended December 31, 2021, partially offset by a $7.4 million increase in personnel costs driven by increased headcount, a $5.2 million increase in advertising expense, a $1.8 million increase in travel and entertainment expenses, a $0.4 million increase in software license expenses, a $0.4 million increase in facilities expense and a $0.2 million increase in consulting expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Technology and Development

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%
Technology and development	$24,756	$21,294	$25,372	$3,462	16%	$(4,078)	(16)%
Percentage of revenue	11%	11%	11%
Technology and development expense increased by $3.5 million, or 16%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was due to a $2.8 million increase in personnel costs, a $0.5 million increase in facilities expense and a $0.4 million increase in stock-based compensation, partially offset by a $0.2 million decrease in cloud costs due to recognized cloud infrastructure efficiencies.
Technology and development expense decreased by $4.1 million, or 16%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily attributable to a $7.0 million decrease in stock-based compensation driven by RSUs that were granted in connection with our IPO, a portion of which became fully vested during the year ended December 31, 2021, partially offset by a $1.1 million increase in personnel costs driven by increased headcount, a $1.0 million increase in cloud infrastructure costs, a $0.5 million increase in consulting expenses, a $0.1 million increase in travel and entertainment expenses and a $0.1 million increase in facilities expense.

General and Administrative

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%
General and administrative	$45,345	$44,452	$46,904	$893	2%	$(2,452)	(5)%
Percentage of revenue	20%	23%	21%
General and administrative expense increased by $0.9 million, or 2%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was due to a $2.9 million increase in stock-based compensation and a $1.7 million increase in personnel costs, offset by a $1.9 million decrease in business insurance and tax, accounting, legal, and consulting expenses associated with general corporate and compliance matters, a $1.2 million decrease in bad debt reserves and a $0.7 million decrease in recruiting services.
General and administrative expense decreased by $2.5 million, or 5%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease was primarily attributable to a $7.9 million decrease in stock-based compensation driven by RSUs that were granted in connection with our IPO, a portion of which became fully vested during the year ended December 31, 2021, partially offset by a $1.5 million increase in personnel costs driven by increased headcount, a $1.4 million increase in bad debt reserves, a $1.3 million increase in travel and entertainment expenses, a $0.8 million increase in business insurance and tax, legal, and consulting expenses associated with general corporate and compliance matters, a $0.2 million increase in software license and subscription costs, a $0.1 million increase in recruiting expenses and a $0.1 million increase in facilities expense.
Total Other Expense (Income), Net

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%
Total other expense (income), net	$(8,504)	$(1,171)	$(5,186)	$(7,333)	626%	$4,015	(77)%
Percentage of revenue	(4)%	(1)%	(2)%
Total other income, net increased by $7.3 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily attributable to higher interest income on cash and cash equivalents driven by higher interest rates and lower interest expense as a result of paying off the full outstanding balance under our Amended Loan Agreement (as defined below) with PNC Bank.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Total other income, net decreased by $4.0 million, or 77%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease from the prior year was primarily due to a $6.1 million gain on debt extinguishment in 2021, which was a result of the forgiveness of our Paycheck Protection Program Loan (the “PPP Loan”), partially offset by a $1.9 million increase in interest income.
During the years ended December 31, 2023, 2022 and 2021, interest expense incurred was $0.4 million, $0.5 million and $0.9 million, respectively. Interest costs capitalized during the years ended December 31, 2023, 2022 and 2021 were de minimis.

Provision For Income Taxes

	Year Ended December 31,			2023 vs 2022 Change		2022 vs 2021 Change
	2023	2022	2021	$	%	$	%
Provision for income taxes	$151	$—	$—	$151	—%	$—	—%
Percentage of revenue	—%	—%	—%
The U.S. federal statutory tax rate was 21% for the years ended December 31, 2023 and 2022. The provision for income taxes increased by $0.2 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was attributable to current federal and state taxes resulting from Viant Technology Inc.'s pro-rata share of taxable income from Viant Technology LLC.
The U.S. federal statutory tax rate was 21% for the years ended December 31, 2022 and 2021. There was no provision for income taxes for the years ended December 31, 2022 and 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Quarterly Results of Operations
The following tables present our unaudited quarterly condensed consolidated statements of operations data for each quarter of our fiscal years ended December 31, 2023 and 2022. The information for each of these quarters has been prepared on a basis consistent with our consolidated financial statements and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. The following unaudited quarterly condensed consolidated financial data should be read in conjunction with our annual audited consolidated financial statements and the related notes included elsewhere in this Annual Report. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended,
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Revenue	$64,406	$59,585	$57,223	$41,720	$54,509	$48,830	$51,200	$42,629
Operating expenses(1):
Platform operations	32,654	30,965	33,523	23,337	32,051	27,530	30,950	26,194
Sales and marketing	12,644	14,146	11,691	12,169	15,966	16,949	17,286	13,756
Technology and development	6,539	6,151	6,172	5,894	5,704	5,576	5,011	5,003
General and administrative	11,687	11,142	11,088	11,428	9,994	11,650	11,725	11,083
Total operating expenses	63,524	62,404	62,474	52,828	63,715	61,705	64,972	56,036
Income (loss) from operations	882	(2,819)	(5,251)	(11,108)	(9,206)	(12,875)	(13,772)	(13,407)
Total other expense (income), net	(2,396)	(2,328)	(2,048)	(1,732)	(1,198)	(449)	320	156
Income (loss) before income taxes	3,278	(491)	(3,203)	(9,376)	(8,008)	(12,426)	(14,092)	(13,563)
Provision for (benefit from) income taxes	(30)	181	—	—	—	—	—	—
Net income (loss)	3,308	(672)	(3,203)	(9,376)	(8,008)	(12,426)	(14,092)	(13,563)
Less: Net income (loss) attributable to noncontrolling interests	2,682	(146)	(2,140)	(6,896)	(5,815)	(9,300)	(10,691)	(10,371)
Net income (loss) attributable to Viant Technology Inc.	$626	$(526)	$(1,063)	$(2,480)	$(2,193)	$(3,126)	$(3,401)	$(3,192)
Income (loss) per share of Class A common stock—basic(2)	$0.04	$(0.03)	$(0.07)	$(0.17)	$(0.15)	$(0.22)	$(0.24)	$(0.23)
Income (loss) per share of Class A common stock—diluted(2)	$0.04	$(0.03)	$(0.07)	$(0.17)	$(0.15)	$(0.22)	$(0.24)	$(0.23)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)

	Three Months Ended,
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

	(percentage of revenue*)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Operating expenses(1):
Platform operations	51%	52%	59%	56%	59%	56%	60%	61%
Sales and marketing	20%	24%	20%	29%	29%	35%	34%	32%
Technology and development	10%	10%	11%	14%	10%	11%	10%	12%
General and administrative	18%	19%	19%	27%	18%	24%	23%	26%
Total operating expenses	99%	105%	109%	127%	117%	126%	127%	131%
Income (loss) from operations	1%	(5)%	(9)%	(27)%	(17)%	(26)%	(27)%	(31)%
Total other expense (income), net	(4)%	(4)%	(4)%	(4)%	(2)%	(1)%	1%	—%
Income (loss) before income taxes	5%	(1)%	(6)%	(22)%	15%	(25)%	(28)%	(32)%
Provision for (benefit from) income taxes	—%	—%	—%	—%	—%	—%	—%	—%
Net income (loss)	5%	(1)%	(6)%	(22)%	(15)%	(25)%	(28)%	(32)%
Less: Net income (loss) attributable to noncontrolling interests	4%	—%	(4)%	(17)%	(11)%	(19)%	(21)%	(24)%
Net income (loss) attributable to Viant Technology Inc.	1%	(1)%	(2)%	(6)%	(4)%	(6)%	(7)%	(7)%

*Percentages may not sum due to rounding
(1)Depreciation, amortization, and stock-based compensation included in operating expenses for each quarter of our fiscal years ended December 31, 2023 and 2022 are as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)

	Three Months Ended,
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Depreciation:
Platform operations	$3,360	$3,147	$2,910	$2,712	$2,567	$2,510	$2,573	$2,136
Sales and marketing	—	—	—	—	—	—	—	—
Technology and development	397	386	383	393	396	432	223	595
General and administrative	141	145	144	147	145	147	153	136
Total depreciation	$3,898	$3,678	$3,437	$3,252	$3,108	$3,089	$2,949	$2,867
Amortization:
Platform operations	$—	$—	$—	$58	$175	$175	$175	$175
Sales and marketing	—	—	—	—	—	—	—	—
Technology and development	—	—	—	—	—	—	—	—
General and administrative	102	102	102	102	102	102	102	112
Total amortization	$102	$102	$102	$160	$277	$277	$277	$287
Stock-based compensation:
Platform operations	$917	$1,171	$1,124	$892	$1,139	$1,233	$1,303	$1,086
Sales and marketing	2,109	2,588	2,520	2,512	2,081	2,324	2,426	2,179
Technology and development	1,389	1,529	1,507	1,327	1,299	1,430	1,425	1,169
General and administrative	3,141	3,446	3,378	2,741	2,527	2,724	2,614	1,942
Total stock-based compensation	$7,556	$8,734	$8,529	$7,472	$7,046	$7,711	$7,768	$6,376
See Note 4, Note 6 and Note 9 to our consolidated financial statements included elsewhere in this Annual Report for more information regarding depreciation, amortization and stock-based compensation expense, respectively.
(2)See Note 2 to our consolidated financial statements included elsewhere in this Annual Report for a description of the earnings (loss) per share—basic and diluted computations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Quarterly Non-GAAP Financial Measures
We monitor certain non-GAAP financial measures such as contribution ex-TAC, adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC when evaluating our quarterly results of operations to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Reconciliations of these non-GAAP financial measures for each quarter of our fiscal years ended December 31, 2023 and 2022 to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. For a description of management’s use of each non-GAAP financial measure contained in this Annual Report, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

	Three Months Ended,
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Operating and Financial Performance Measures
Gross profit	$31,752	$28,620	$23,700	$18,383	$22,458	$21,300	$20,250	$16,435
Contribution ex-TAC	$42,601	$39,102	$33,688	$27,991	$33,378	$32,071	$31,735	$27,544
Net income (loss)	$3,308	$(672)	$(3,203)	$(9,376)	$(8,008)	$(12,426)	$(14,092)	$(13,563)
Adjusted EBITDA	$13,007	$9,668	$6,816	$(390)	$2,630	$(1,804)	$(3,077)	$(3,881)
Net income (loss) as a percentage of gross profit	10%	(2)%	(14)%	(51)%	(36)%	(58)%	(70)%	(83)%
Adjusted EBITDA as a percentage of contribution ex-TAC	31%	25%	20%	(1)%	8%	(6)%	(10)%	(14)%
Contribution ex-TAC
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended,
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Revenue	$64,406	$59,585	$57,223	$41,720	$54,509	$48,830	$51,200	$42,629
Less: Platform operations	(32,654)	(30,965)	(33,523)	(23,337)	(32,051)	(27,530)	(30,950)	(26,194)
Gross profit	31,752	28,620	23,700	18,383	22,458	21,300	20,250	16,435
Add: Other platform operations	10,849	10,482	9,988	9,608	10,920	10,771	11,485	11,109
Contribution ex-TAC	$42,601	$39,102	$33,688	$27,991	$33,378	$32,071	$31,735	$27,544

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Non-GAAP Operating Expenses
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended,
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Operating expenses:
Platform operations	$32,654	$30,965	$33,523	$23,337	$32,051	$27,530	$30,950	$26,194
Sales and marketing	12,644	14,146	11,691	12,169	15,966	16,949	17,286	13,756
Technology and development	6,539	6,151	6,172	5,894	5,704	5,576	5,011	5,003
General and administrative	11,687	11,142	11,088	11,428	9,994	11,650	11,725	11,083
Total operating expenses	63,524	62,404	62,474	52,828	63,715	61,705	64,972	56,036
Add:
Other expense, net	1	1	1	87	1	6	299	4
Less:
Traffic acquisition costs	(21,805)	(20,483)	(23,535)	(13,729)	(21,131)	(16,759)	(19,465)	(15,085)
Stock-based compensation	(7,556)	(8,734)	(8,529)	(7,472)	(7,046)	(7,711)	(7,768)	(6,376)
Depreciation and amortization	(4,000)	(3,780)	(3,539)	(3,412)	(3,385)	(3,366)	(3,226)	(3,154)
Restructuring and other(1)	(570)	26	—	79	(1,406)	—	—	—
Non-GAAP operating expenses	$29,594	$29,434	$26,872	$28,381	$30,748	$33,875	$34,812	$31,425
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the year ended December 31, 2023 and severance and other charges related to a reduction in force for the year ended December 31, 2022.
Adjusted EBITDA
The following table presents a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Three Months Ended,
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Net income (loss)	$3,308	$(672)	$(3,203)	$(9,376)	$(8,008)	$(12,426)	$(14,092)	$(13,563)
Add back (less):
Interest expense (income), net	(2,397)	(2,329)	(2,049)	(1,819)	(1,199)	(455)	21	152
Provision for (benefit from) income taxes	(30)	181	—	—	—	—	—	—
Depreciation and amortization	4,000	3,780	3,539	3,412	3,385	3,366	3,226	3,154
Stock-based compensation	7,556	8,734	8,529	7,472	7,046	7,711	7,768	6,376
Restructuring and other(1)	570	(26)	—	(79)	1,406	—	—	—
Adjusted EBITDA	$13,007	$9,668	$6,816	$(390)	$2,630	$(1,804)	$(3,077)	$(3,881)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the year ended December 31, 2023 and severance and other charges related to a reduction in force for the year ended December 31, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Adjusted EBITDA as a percentage of contribution ex-TAC
The following table presents the calculation of net income (loss) as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended,
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Gross profit	$31,752	$28,620	$23,700	$18,383	$22,458	$21,300	$20,250	$16,435
Net income (loss)	$3,308	$(672)	$(3,203)	$(9,376)	$(8,008)	$(12,426)	$(14,092)	$(13,563)
Net income (loss) as a percentage of gross profit	10%	(2)%	(14)%	(51)%	(36)%	(58)%	(70)%	(83)%
Contribution ex-TAC(1)	$42,601	$39,102	$33,688	$27,991	$33,378	$32,071	$31,735	$27,544
Adjusted EBITDA(2)	$13,007	$9,668	$6,816	$(390)	$2,630	$(1,804)	$(3,077)	$(3,881)
Adjusted EBITDA as a percentage of contribution ex-TAC	31%	25%	20%	(1)%	8%	(6)%	(10)%	(14)%
(1)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC."
(2)For a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP, see “—Adjusted EBITDA."

Non-GAAP net income (loss)
The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss) for the periods presented:

	Three Months Ended,
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Net income (loss)	$3,308	$(672)	$(3,203)	$(9,376)	$(8,008)	$(12,426)	$(14,092)	$(13,563)
Add back (less):
Stock-based compensation	7,556	8,734	8,529	7,472	7,046	7,711	7,768	6,376
Restructuring and other(1)	570	(26)	—	(79)	1,406	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments(2)	(589)	(427)	(231)	169	(16)	281	390	416
Non-GAAP net income (loss)	$10,845	$7,609	$5,095	$(1,814)	$428	$(4,434)	$(5,934)	$(6,771)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the year ended December 31, 2023 and severance and other charges related to a reduction in force for the year ended December 31, 2022.
(2)The estimated income tax effect of our share of non-GAAP reconciling items is calculated using quarterly assumed blended tax rates, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
Key Operating and Financial Performance Measures
Use of Non-GAAP Financial Measures
We monitor certain non-GAAP financial measures to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. We believe these measures enhance an understanding of our overall performance and investors’ ability to review our business from the same perspective as management and facilitate comparisons of this period’s results with prior periods on a consistent basis by excluding items that management does not believe are indicative of our ongoing operating performance. These non-GAAP financial measures include contribution ex-TAC, non-GAAP operating expenses, adjusted EBITDA, adjusted EBITDA as a percentage of contribution ex-TAC, non-GAAP net income (loss), and non-GAAP earnings (loss) per share of Class A common stock—basic and diluted, each of which are discussed immediately following the table below. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. There are limitations in using non-GAAP financial measures which are not prepared in accordance with GAAP, as they may be different from non-GAAP financial measures used by other companies and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.

	Year Ended December 31,
	2023	2022	Change (%)

	NM = Not Meaningful
Operating and Financial Performance Measures
Gross profit	$102,455	$80,443	27%
Contribution ex-TAC	$143,382	$124,728	15%
Total operating expenses	$241,230	$246,428	(2)%
Non-GAAP operating expenses	$114,281	$130,860	(13)%
Net loss	$(9,943)	$(48,089)	79%
Adjusted EBITDA	$29,101	$(6,132)	575%
Net loss as a percentage of gross profit	(10)%	(60)%	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	20%	(5)%	NM
Non-GAAP net income (loss)	$21,743	$(15,810)	238%
Earnings (loss) per share—basic	$(0.23)	$(0.84)	73%
Earnings (loss) per share—diluted	$(0.23)	$(0.84)	73%
Non-GAAP earnings (loss) per share—basic	$0.26	$(0.17)	253%
Non-GAAP earnings (loss) per share—diluted	$0.26	$(0.17)	253%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Revenue	$222,934	$197,168	$224,127
Less: Platform operations	(120,479)	(116,725)	(129,604)
Gross profit	102,455	80,443	94,523
Add: Other platform operations	40,927	44,285	46,977
Contribution ex-TAC	$143,382	$124,728	$141,500
Non-GAAP Operating Expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense (income), net, less TAC, stock-based compensation, depreciation, amortization and certain other items that are not related to our core operations, such as restructuring and other charges and transaction expenses. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our quarterly and annual business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of TAC, stock-based compensation, depreciation, amortization and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core controllable costs, and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
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
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Operating expenses:
Platform operations	$120,479	$116,725	$129,604
Sales and marketing	50,650	63,957	65,042
Technology and development	24,756	21,294	25,372
General and administrative	45,345	44,452	46,904
Total operating expenses	241,230	246,428	266,922
Add:
Other expense, net	90	310	60
Less:
Traffic acquisition costs	(79,552)	(72,440)	(82,627)
Stock-based compensation	(32,291)	(28,901)	(68,822)
Depreciation and amortization	(14,731)	(13,131)	(11,141)
Restructuring and other(1)	(465)	(1,406)	—
Non-GAAP operating expenses	$114,281	$130,860	$104,392

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the year ended December 31, 2023 and severance and other charges related to a reduction in force for the year ended December 31, 2022.
Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC
Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest expense (income), net, income tax benefit (expense), depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expenses and the extinguishment of debt. Net income (loss) is the most comparable GAAP financial measure. Adjusted EBITDA as a percentage of contribution ex-TAC is a non-GAAP financial measure we calculate by dividing adjusted EBITDA by contribution ex-TAC for the period or periods presented.
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
The following table presents a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Net loss	$(9,943)	$(48,089)	$(37,609)
Add back (less):
Interest expense (income), net	(8,594)	(1,481)	864
Provision for income taxes	151	—	—
Depreciation and amortization	14,731	13,131	11,141
Stock-based compensation	32,291	28,901	68,822
Restructuring and other(1)	465	1,406	—
Gain on extinguishment of debt	—	—	(6,110)
Adjusted EBITDA	$29,101	$(6,132)	$37,108

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the year ended December 31, 2023 and severance and other charges related to a reduction in force for the year ended December 31, 2022.
The following table presents the calculation of net loss as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Gross profit	$102,455	$80,443	$94,523
Net loss	$(9,943)	$(48,089)	$(37,609)
Net loss as a percentage of gross profit	(10)%	(60)%	(40)%
Contribution ex-TAC(1)	$143,382	$124,728	$141,500
Adjusted EBITDA	$29,101	$(6,132)	$37,108
Adjusted EBITDA as a percentage of contribution ex-TAC	20%	(5)%	26%
(1)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”
Non-GAAP net income (loss)
Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss) adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expenses and the extinguishment of debt, as well as the income tax effect of these adjustments. Net income (loss) is the most comparable GAAP financial measure. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation, restructuring and other charges, the extinguishment of debt, and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
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
The following table presents a reconciliation of net loss to non-GAAP net income (loss) for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Net loss	$(9,943)	$(48,089)	$(37,609)
Add back (less):
Stock-based compensation	32,291	28,901	68,822
Restructuring and other(1)	465	1,406	—
Gain on extinguishment of debt	—	—	(6,110)
Income tax benefit (expense) related to Viant Technology Inc.’s share of adjustments(2)	(1,070)	1,972	(1,238)
Non-GAAP net income (loss)	$21,743	$(15,810)	$23,865
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the year ended December 31, 2023 and severance and other charges related to a reduction in force for the year ended December 31, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
(2)The estimated income tax effect of our share of non-GAAP reconciling items for the years ended December 31, 2023, 2022 and 2021 is calculated using assumed blended tax rates of 21%, 45% and 24%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is a non-GAAP financial measure defined by us as earnings (loss) per share of Class A common stock—basic and diluted, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expenses and the extinguishment of debt, as well as the income tax effect of such adjustments. Earnings (loss) per share of Class A common stock—basic and diluted is the most comparable GAAP financial measure. Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation, gain on extinguishment of debt and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share of Class A common stock—basic and diluted provides information to investors and the market generally that aids in the understanding and evaluation of our results of operations in the same manner as our management and board of directors.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of common shares such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the year ended December 31, 2023, Class B common stock and nonqualified stock options have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method. For the year ended December 31, 2022, Class B common stock, RSUs and nonqualified stock options have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31, 2023
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(9,943)	$—	$(9,943)
Adjustments:
Add back: Stock-based compensation	—	32,291	32,291
Add back: Restructuring and other(1)	—	465	465
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments(2)	—	(1,070)	(1,070)
Non-GAAP net income (loss)	(9,943)	31,686	21,743
Less: Net income (loss) attributable to noncontrolling interests(3)	(6,500)	24,296	17,796
Net income (loss) attributable to Viant Technology Inc.—basic	(3,443)	7,390	3,947
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	—	—
Income tax benefit (expense) from the assumed exchange of RSUs and NQSOs for Class A common stock	—	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(3,443)	$7,390	$3,947
Denominator
Weighted-average shares of Class A common stock outstanding —basic	15,224		15,224
Effect of dilutive securities:
Restricted stock units	—		—
Nonqualified stock options	—		—
Weighted-average shares of Class A common stock outstanding —diluted	15,224		15,224

Earnings (loss) per share of Class A common stock—basic	$(0.23)	$0.49	$0.26
Earnings (loss) per share of Class A common stock—diluted	$(0.23)	$0.49	$0.26

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	3,647		3,647
Nonqualified stock options	5,736		5,736
Shares of Class B common stock	47,032		47,032
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	56,415		56,415
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the year ended December 31, 2023.
(2)The estimated income tax effect of our share of non-GAAP reconciling items for the year ended December 31, 2023 is calculated using an assumed blended tax rate of 21%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.
(3)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation and restructuring charges attributed to the noncontrolling interests outstanding during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)

	Year Ended December 31, 2022
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(48,089)	$—	$(48,089)
Adjustments:
Add back: Stock-based compensation	—	28,901	28,901
Add back: Restructuring and other(1)	—	1,406	1,406
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments(2)	—	1,972	1,972
Non-GAAP net income (loss)	(48,089)	32,279	(15,810)
Less: Net income (loss) attributable to noncontrolling interests(3)	(36,176)	22,811	(13,365)
Net income (loss) attributable to Viant Technology Inc.—basic	(11,913)	9,468	(2,445)
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	—	—
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock	—	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(11,913)	$9,468	$(2,445)
Denominator
Weighted-average shares of Class A common stock outstanding —basic	14,185		14,185
Effect of dilutive securities:
Restricted stock units	—		—
Nonqualified stock options	—		—
Weighted-average shares of Class A common stock outstanding —diluted	14,185		14,185

Earnings (loss) per share of Class A common stock—basic	$(0.84)	$0.67	$(0.17)
Earnings (loss) per share of Class A common stock—diluted	$(0.84)	$0.67	$(0.17)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	3,928		3,928
Nonqualified stock options	3,661		3,661
Shares of Class B common stock	47,082		47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	54,671		54,671
(1)Restructuring and other includes severance and other charges related to a reduction in force for the year ended December 31, 2022.
(2)The estimated income tax effect of our share of non-GAAP reconciling items for the year ended December 31, 2022 is calculated using an assumed blended tax rate of 45%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.
(3)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation and restructuring charges attributed to the noncontrolling interests outstanding during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)

	Year Ended December 31, 2021
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(37,609)	$—	$(37,609)
Adjustments:
Add back: Stock-based compensation	—	68,822	68,822
Less: Gain on extinguishment of debt	—	(6,110)	(6,110)
Income tax benefit (expense) related to Viant Technology Inc.'s share of adjustments(1)	—	(1,238)	(1,238)
Non-GAAP net income (loss)	(37,609)	61,474	23,865
Less: Net income (loss) attributable to noncontrolling interests(2)	(29,867)	49,897	20,030
Net income (loss) attributable to Viant Technology Inc.—basic	(7,742)	11,577	3,835
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	253	253
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock	—	(62)	(62)
Net income (loss) attributable to Viant Technology Inc.—diluted	$(7,742)	$11,768	$4,026
Denominator
Weighted-average shares of Class A common stock outstanding —basic	12,364		12,364
Effect of dilutive securities:
Restricted stock units	—		1,088
Nonqualified stock options	—		8
Weighted-average shares of Class A common stock outstanding —diluted	12,364		13,460

Earnings (loss) per share of Class A common stock—basic	$(0.63)	$0.94	$0.31
Earnings (loss) per share of Class A common stock—diluted	$(0.63)	$0.93	$0.30

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	3,033		—
Nonqualified stock options	220		—
Shares of Class B common stock	47,107		47,107
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	50,360		47,107
(1)The estimated income tax effect of our share of non-GAAP reconciling items for the year ended December 31, 2021 is calculated using an assumed blended tax rate of 24%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.
(2)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation and gain on extinguishment of debt attributed to the noncontrolling interests outstanding during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $216.5 million and working capital, consisting of current assets less current liabilities, of $231.6 million, compared to cash and cash equivalents of $206.6 million and working capital of $227.7 million as of December 31, 2022.
Our primary sources of cash are revenues derived from the programmatic purchase of advertising on our platform and our existing cash and cash equivalents, although we have addressed, and may in the future address, our liquidity needs by utilizing our borrowing capacity under the asset-based revolving credit and security agreement we have with PNC Bank (as amended in April 2023) (the "Amended Loan Agreement"), obtaining debt financing from other sources or raising additional funds by issuing equity.
Our primary uses of cash are capital expenditures to develop our technology in support of enhancing our platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; the payment of debt obligations used to finance our operations, capital expenditures, platform development and rapid growth; and future minimum payments under our non-cancelable operating leases. We intend to continue investing in critical areas of our business in 2024 to further accelerate demand for our product and growth across the platform.
As of December 31, 2023, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $4.6 million in 2024, $4.4 million in 2025, $4.4 million in 2026, $4.3 million in 2027, and $3.2 million in 2028, and non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $7.1 million in 2024, $5.9 million in 2025, and $1.5 million in 2026.
On February 9, 2021, in connection with our IPO, we entered into a tax receivable agreement (the "Tax Receivable Agreement") with Viant Technology LLC, continuing members of Viant Technology LLC (our "pre-IPO owners") and the TRA Representative (as defined in the Tax Receivable Agreement), as described under Note 10—Income Taxes and Tax Receivable Agreement to our consolidated financial statements included elsewhere in this Annual Report. From time to time, our subsidiary, Viant Technology LLC, makes cash distributions on a pro rata basis to its members to the extent necessary to cover the members' tax liabilities with respect to their share of earnings of Viant Technology LLC. These payments are reflected within "Payment of member tax distributions" on the consolidated statements of cash flows. As of December 31, 2023, we concluded that it was more likely than not that our deferred tax assets subject to the Tax Receivable Agreement would not be realized. Therefore, we currently do not expect to make payments under our Tax Receivable Agreement based on our estimates of future taxable income. As of December 31, 2023, the total unrecorded liability for our Tax Receivable Agreement is approximately $10.3 million.
We assess our liquidity in terms of our ability to generate cash sufficient to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We believe our existing cash and cash equivalents, cash flow from revenues derived from the programmatic purchase of advertising on our platform and the undrawn availability under our revolving credit facility from the Amended Loan Agreement will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations, the undrawn availability under our credit facility and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate positive cash flows through programmatic advertising purchases on our platform, our ability to access the capital markets and other factors, including those discussed under the section titled “Risk Factors” in this Annual Report.
We did not have any other off-balance sheet arrangements as of December 31, 2023 other than the minimum payments under the operating leases, hosting arrangements, and the indemnification agreements described in Note 13—Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report.
We are a holding company with no operations of our own and are dependent on distributions from Viant Technology LLC to pay our taxes and satisfy any current or future cash requirements. Our Amended Loan Agreement imposes, and any future credit facilities may impose, limitations on our ability and the ability of Viant Technology LLC to pay dividends to third parties.
Revolving Credit Facility
As of December 31, 2023, our Amended Loan Agreement provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of December 31, 2023, there was no outstanding balance and up to $74.1 million of undrawn availability under the Amended Loan Agreement. As of December 31, 2022, there was no outstanding balance and up to $39.6 million of undrawn availability under the Loan Agreement.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
under the Amended Loan Agreement is less than 25%. As of December 31, 2023, we would have been in compliance with this covenant, if applicable, and we do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months.
For further discussion of our Amended Loan Agreement, refer to Note 8—Revolving Credit Facility and PPP Loan to our consolidated financial statements included elsewhere in this Annual Report.
Cash Flows
Cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2023 and 2022, as reflected in the consolidated statements of cash flows included in Item 8 of this Annual Report, are summarized in the following table:

	Year Ended December 31,
	2023	2022
Consolidated Statements of Cash Flows Data
Cash flows provided by (used in) operating activities	$37,752	$(3,530)
Cash flows used in investing activities	(13,476)	(8,826)
Cash flows used in financing activities	(14,391)	(19,551)
Net increase (decrease) in cash and cash equivalents	$9,885	$(31,907)
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
Our cash flows provided by operating activities for the year ended December 31, 2023 was $37.8 million, a net increase of $41.3 million from cash flows used in operating activities for the year ended December 31, 2022 of $3.5 million. Cash flows provided by operating activities during the year ended December 31, 2023 resulted primarily from:
•a decrease of $9.9 million from net loss;
•an increase of $51.2 million due to non-cash add back adjustments to net loss primarily comprised of $32.3 million for stock-based compensation, $14.7 million for depreciation and amortization and $4.0 million of amortization of operating lease assets;
•a decrease of $0.6 million from changes in working capital (excluding deferred revenue, other liabilities, and operating lease liabilities), including a net decrease of $16.2 million in accounts receivable, prepaid assets and other assets primarily related to higher sales and timing of customer collections due to seasonal fluctuations as well as an increase of $15.6 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments;
•an increase in deferred revenue of $0.2 million;
•a decrease in operating lease liabilities of $3.8 million; and
•an increase in other liabilities of $0.7 million.
During the year ended December 31, 2022, cash used in operating activities of $3.5 million resulted primarily from a net loss of $48.1 million offset by non-cash add back adjustments to net loss of $28.9 million for stock-based compensation, $13.1 million for depreciation and amortization, $2.9 million of amortization of operating lease assets and an increase in net working capital (excluding deferred revenue, operating lease liabilities and other liabilities) of $6.1 million, offset by a decrease in deferred revenue of $6.4 million, a decrease in operating lease liabilities of $1.6 million and a decrease in other liabilities of $0.3 million.
Cash Flows Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our technology in support of enhancing our platform and purchases of property and equipment in support of our growth. We capitalize certain costs associated with creating and enhancing internally developed software related to our technology infrastructure that are recorded within property, equipment and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
and who devote time to, platform development projects. Purchases of property and equipment and capitalized software development costs may vary from period-to-period due to the timing of the expansion of our operations, the addition or reduction of headcount and our platform development cycles. As a result of capitalization of stock-based compensation in future periods and the growth of our business, we expect our capital expenditures and our investment activity to continue to increase.
Our cash flows used in investing activities for the year ended December 31, 2023 was $13.5 million, a net increase of $4.7 million, or 53%, from cash flows used in investing activities for the year ended December 31, 2022 of $8.8 million. Cash flows used in investing activities for the year ended December 31, 2023 resulted primarily from:
•$12.3 million of investments in capitalized software to develop our technology in support of enhancing our platform; and
•$1.2 million of purchases of property and equipment.
During the year ended December 31, 2022, cash used in investing activities of $8.8 million resulted from $8.1 million of investments in capitalized software development costs and $0.8 million of purchases of property and equipment.
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
Our cash flows used in financing activities for the year ended December 31, 2023 was $14.4 million, a net decrease of $5.2 million, or 26%, from cash flows used in financing activities for the year ended December 31, 2022 of $19.6 million. Cash flows used in financing activities for the year ended December 31, 2023 resulted primarily from $10.2 million for payments for member tax distributions and $4.2 million for taxes paid related to the net share settlement of equity awards.
During the year ended December 31, 2022, cash used in financing activities of $19.6 million resulted primarily from the $17.5 million repayment of our revolving credit facility and $2.0 million of taxes paid related to the net share settlement of equity awards.
Fiscal 2022 Changes in Cash Flows
For the comparison of fiscal 2022 to fiscal 2021, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources" included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, filed with the SEC on March 2, 2023 under the subheading "Liquidity and Capital Resources".
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
Revenue Recognition
We generate our revenue by providing marketers and advertising agencies with the ability to plan, buy and measure their digital advertising campaigns using our people-based DSP. Our platform enables marketers and their advertising agencies to reach their target audience across desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.

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
We make our platform available through different pricing options to tailor to multiple customer types and customer needs. These options consist of a percentage of spend option and a fixed CPM option. “CPM” refers to a payment option in which customers pay a price for every 1,000 impressions an ad receives. We generate revenue when our platform is used on a self-service basis by charging a platform fee that is a percentage of spend. We also offer our customers the ability to use our services to aid in data management, media execution and advanced reporting. When customers utilize these services, we generate revenue by charging (1) a separate service fee that represents a percentage of spend in addition to the platform fee; (2) a flat monthly fee; or (3) a fixed CPM.
We maintain agreements with our customers in the form of MSAs in connection with the percentage of spend pricing option, as well as instances where we charge our customers a flat monthly fee. We maintain IOs in connection with the fixed CPM pricing option, which set out the terms of the relationship and use of our platform. The nature of our performance obligations is to enable customers to plan, buy and measure advertising campaigns using our platform and provide campaign execution services as requested.
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
In instances discussed above related to the percentage of spend pricing option, we typically act as an agent because we arrange for the transfer of such costs from the supplier to the customer through the use of our platform and do not control such features prior to transfer to the customer. We do not have primary responsibility for meeting customer specifications and do not have discretion in establishing the price of TAC related to this pricing option. As we act as the agent in these arrangements, we report revenue on a net basis. In certain percentage of spend arrangements, we act as a principal because we control the advertising inventory before it is transferred to the customer and we bear sole responsibility for fulfillment of the advertising promise and inventory risks. As we act as the principal in these arrangements, we report revenue and the related costs incurred on a gross basis.
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
Software development activities typically consist of three stages: (1) the planning stage; (2) the application and infrastructure development stage; and (3) the post-implementation stage. Costs incurred in the planning and post-implementation stages, including costs associated with training and repairs and maintenance of the developed technologies, are expensed as incurred. We capitalize costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development stages, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose, at which point the software begins to be depreciated over its estimated useful life.
Stock-Based Compensation
Stock-based compensation relates to equity awards granted under the Company’s 2021 Long-Term Incentive Plan (the “LTIP”), which is measured and recognized in the consolidated financial statements based on the fair value of the equity awards granted. Since inception of the LTIP, the Company has only granted restricted stock units (“RSUs”) and nonqualified stock options. The fair value of RSUs is calculated using the closing market price of the Company’s Class A common stock on the date of grant. The fair value of nonqualified stock options is estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model is impacted by the fair value of the Company’s Class A common stock, as well as changes in certain assumptions, including but not limited to, the expected Class A common stock price volatility over the term of the nonqualified stock options, the expected term of the nonqualified stock options, the risk-free interest rate, and the expected dividend yield. The Company records compensation for all equity awards under the LTIP under the straight-line attribution method over the requisite service period. The Company has elected the accounting policy for stock-based compensation to account for forfeitures as they occur.
JOBS Act Accounting Election
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.235 billion in annual gross revenues, has issued less than $1 billion of non-convertible debt over a three-year period and is not deemed to be a large accelerated filer under the rules of the SEC. We will remain an emerging growth company until December 31, 2026, or sooner if we no longer qualify. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period.
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
Interest Rate Risk
We may be exposed to market risk from changes in interest rates on our Amended Loan Agreement, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. As of December 31, 2023, we had no outstanding balances on our revolving credit facility and had no market risk from changes in interest rates as of such date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Viant Technology Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Viant Technology Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, convertible preferred units and equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
March 4, 2024
We have served as the Company's auditor since 2020.

VIANT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$222,934	$197,168	$224,127
Operating expenses:
Platform operations	120,479	116,725	129,604
Sales and marketing	50,650	63,957	65,042
Technology and development	24,756	21,294	25,372
General and administrative	45,345	44,452	46,904
Total operating expenses	241,230	246,428	266,922
Loss from operations	(18,296)	(49,260)	(42,795)
Other expense (income), net:
Interest expense (income), net	(8,594)	(1,481)	864
Other expense	90	310	60
Gain on extinguishment of debt	—	—	(6,110)
Total other expense (income), net	(8,504)	(1,171)	(5,186)
Loss before income taxes	(9,792)	(48,089)	(37,609)
Provision for income taxes	151	—	—
Net loss	(9,943)	(48,089)	(37,609)
Less: Net loss attributable to noncontrolling interests	(6,500)	(36,176)	(29,867)
Net loss attributable to Viant Technology Inc.	$(3,443)	$(11,913)	$(7,742)
Earnings (loss) per Class A common stock:
Basic	$(0.23)	$(0.84)	$(0.63)
Diluted	$(0.23)	$(0.84)	$(0.63)
Weighted-average Class A common stock outstanding:
Basic	15,224	14,185	12,364
Diluted	15,224	14,185	12,364
The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$216,458	$206,573
Accounts receivable, net of allowances	117,473	101,658
Prepaid expenses and other current assets	6,486	6,631
Total current assets	340,417	314,862
Property, equipment, and software, net	28,261	23,106
Operating lease assets	22,995	26,441
Intangible assets, net	201	667
Goodwill	12,422	12,422
Other assets	615	385
Total assets	$404,911	$377,883
Liabilities and stockholders' equity
Liabilities
Current liabilities:
Accounts payable	$47,342	$37,063
Accrued liabilities	39,263	35,063
Accrued compensation	10,925	9,162
Current portion of deferred revenue	316	123
Current portion of operating lease liabilities	3,762	3,711
Other current liabilities	7,242	1,995
Total current liabilities	108,850	87,117
Long-term debt	—	—
Long-term portion of operating lease liabilities	21,672	24,998
Total liabilities	130,522	112,115
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value	—	—
Authorized shares — 10,000,000
Issued and outstanding — none
Class A common stock, $0.001 par value	16	15
Authorized shares — 450,000,000
Issued — 15,937,816 and 14,783,886
Outstanding — 15,783,941 and 14,643,798
Class B common stock, $0.001 par value	47	47
Authorized shares — 150,000,000
Issued and outstanding — 47,032,260 and 47,082,260
Additional paid-in capital	112,830	95,922
Accumulated deficit	(43,509)	(36,261)
Treasury stock, at cost; 153,875 and 140,088 shares held	(1,127)	(475)
Total stockholders' equity attributable to Viant Technology Inc.	68,257	59,248
Noncontrolling interests	206,132	206,520
Total equity	274,389	265,768
Total liabilities and stockholders' equity	$404,911	$377,883
The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED UNITS AND EQUITY
(in thousands)

	Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Members' Equity	Treasury Stock		Noncontrolling Interests	Total Equity
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2020	600	7,500	400	—	—	—	—	—	—	—	20,117	—	—	—	20,117
Net income prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	669	—	—	—	669
Effect of Reorganization Transactions	(600)	(7,500)	(400)	—	—		48,936	49	28,237	—	(20,786)	—	—	—	7,500
Issuance of Class A common stock in initial public offering, net of underwriting and offering costs	—	—	—	—	11,500	12	(1,500)	(2)	228,175	—	—	—	—	—	228,185
Exchange of Class B common stock for Class A common stock	—	—	—	—	329	—	(329)	—		—	—	—	—	—	—
Issuance of Class A common stock in connection with vesting of restricted stock units	—	—	—	—	2,092	2	—	—	(2)	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	—	—	—	—	—	(915)	(15,045)	—	(15,045)
Reissuance of treasury stock in connection with equity- based compensation plans	—	—	—	—	—	—	—	—	—	(12,397)	—	699	12,397	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	(252,948)	—	—	—	—	252,948	—
Accrued member tax distributions	—	—	—	—	—	—	—	—	(413)	—	—	—	—	—	(413)
Stock-based compensation	—	—	—	—	—	—	—	—	79,839	—	—	—	—	—	79,839
Net loss	—	—	—	—	—	—	—	—	—	(7,742)	—	—	—	(30,536)	(38,278)
Balance as of December 31, 2021	—	—	—	—	13,921	14	47,107	47	82,888	(20,139)	—	(216)	(2,648)	222,412	282,574
Issuance of Class A common stock in connection with vesting of restricted stock units	—	—	—	—	838	1	—	—	(1)	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	—	—	—	—	25	—	(25)	—	—	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	—	—	—	—	—	(424)	(2,036)	—	(2,036)
Reissuance of treasury stock in connection with equity- based compensation plans	—	—	—	—	—	—	—	—	—	(4,209)	—	500	4,209	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	(20,284)	—	—	—	—	20,284	—
Accrued member tax distributions	—	—	—	—	—	—	—	—	(11)	—	—	—	—	—	(11)
Stock-based compensation	—	—	—	—	—	—	—	—	33,330	—	—	—	—	—	33,330
Net loss	—	—	—	—	—	—	—	—	—	(11,913)	—	—	—	(36,176)	(48,089)
Balance as of December 31, 2022	—	—	—	—	14,784	15	47,082	47	95,922	(36,261)	—	(140)	(475)	206,520	265,768
Cumulative impact of ASU 2016-13 adoption (CECL)	—	—	—	—	—	—	—	—	—	(209)	—	—	—	—	(209)
Issuance of Class A common stock in connection with vesting of restricted stock units	—	—	—	—	1,102	1	—	—	(1)	—	—	—	—	—	—

VIANT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED UNITS AND EQUITY
(in thousands)

	Convertible Preferred Units		Common Units		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Members' Equity	Treasury Stock		Noncontrolling Interests	Total Equity
	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Issuance of Class A common stock in connection with exercise of stock options	—	—	—	—	2	—	—	—	12	—	—	—	—	—	12
Exchange of Class B common stock for Class A common stock	—	—	—	—	50	—	(50)	—	—	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards	—	—	—	—	—	—	—	—	—	—	—	(823)	(4,248)	—	(4,248)
Reissuance of treasury stock in connection with equity- based compensation plans	—	—	—	—	—	—	—	—	—	(3,596)	—	809	3,596	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	(6,112)	—	—	—	—	6,112	—
Accrued member tax distributions	—	—	—	—	—	—	—	—	(14,697)	—	—	—	—	—	(14,697)
Stock-based compensation	—	—	—	—	—	—	—	—	37,706	—	—	—	—	—	37,706
Net loss	—	—	—	—	—	—	—	—	—	(3,443)	—	—	—	(6,500)	(9,943)
Balance as of December 31, 2023	—	$—	—	$—	15,938	$16	47,032	$47	$112,830	$(43,509)	$—	(154)	$(1,127)	$206,132	$274,389
The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(9,943)	$(48,089)	$(37,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,731	13,131	11,141
Stock-based compensation	32,291	28,901	68,822
Provision for (recovery of) doubtful accounts	100	1,260	(107)
Loss on disposal of assets	115	588	188
Gain on extinguishment of debt	—	—	(6,110)
Noncash lease expense	3,952	2,861	—
Changes in operating assets and liabilities:
Accounts receivable	(16,123)	7,821	(20,865)
Prepaid expenses and other assets	(87)	(3,642)	(750)
Accounts payable	10,038	4,215	3,404
Accrued liabilities	4,192	860	9,728
Accrued compensation	1,369	(3,118)	2,319
Deferred revenue	193	(6,428)	(1,786)
Operating lease liabilities	(3,780)	(1,561)	—
Other liabilities	704	(329)	290
Net cash provided by (used in) operating activities	37,752	(3,530)	28,665
Cash flows from investing activities:
Purchases of property and equipment	(1,195)	(758)	(441)
Capitalized software development costs	(12,281)	(8,068)	(6,931)
Net cash used in investing activities	(13,476)	(8,826)	(7,372)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting discounts	—	—	232,500
Payment of member tax distributions	(10,155)	(15)	(7,289)
Payment of offering costs	—	—	(2,608)
Taxes paid related to net share settlement of equity awards	(4,248)	(2,036)	(15,045)
Repayment of revolving credit facility	—	(17,500)	—
Proceeds from the exercise of stock options	12	—	—
Net cash provided by (used in) financing activities	(14,391)	(19,551)	207,558
Net increase (decrease) in cash and cash equivalents	9,885	(31,907)	228,851
Cash and cash equivalents at beginning of period	206,573	238,480	9,629
Cash and cash equivalents at end of period	$216,458	$206,573	$238,480
Supplemental disclosure of cash flow information:
Cash paid for interest	$215	$238	$660
Supplemental disclosure of non-cash investing and financing activities:
Accrued member tax distributions	4,542	—	5
Operating lease assets obtained in exchange for operating lease liabilities	505	8,307	—
Stock-based compensation included in capitalized software development costs	5,415	4,429	11,017
Capitalized assets financed by accounts payable and accrued liabilities	1,144	503	356
Noncash gain on extinguishment of debt related to Paycheck Protection Program loan	—	—	6,110
The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)

1. Nature of Operations
Viant Technology Inc. (the “Company,” “we,” “us,” “our” or “Viant”) was incorporated in the State of Delaware on October 9, 2020. The Company operates a demand side platform ("DSP") that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across most channels, including desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.
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
(tabular dollars in thousands, except for per share data)
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
Viant Technology LLC has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the related Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period prior to February 12, 2021 presented in the consolidated financial statements and notes to consolidated financial statements herein represent the historical operations of Viant Technology LLC. The amounts as of and for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 and the operations since February 12, 2021 reflect the consolidated operations of the Company.
Management believes that the accompanying consolidated financial statements reflect the adjustments necessary for the fair statement of its consolidated balance sheets as of December 31, 2023 and 2022, statements of operations for the years ended December 31, 2023, 2022 and 2021, and cash flows for the years ended December 31, 2023, 2022 and 2021.
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
The impact of widespread macroeconomic and geopolitical uncertainties, including the impact of bank failures, rising interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, pandemics, international conflicts and acts of terrorism on our business continues to evolve. Many of our estimates and assumptions consider these macroeconomic and geopolitical factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available on the potential impact on our business of global economic and business events, our estimates may change materially in future periods as a result.
Comprehensive Loss
For the periods presented, net loss is equal to comprehensive loss.
Segment Information
The Company has a single reportable operating segment which operates an enterprise technology platform that enables marketers and their advertising agencies to automate and centralize the planning, buying and measurement of their video, audio and display ads across all channels, including desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards in the United States. In reaching this conclusion, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance. The Company’s CODM is comprised of the chief executive officer and chief operating officer. The results of operations provided to and analyzed by the CODM are at the consolidated level and, accordingly, key resource decisions and assessment of performance are performed at the consolidated level. The Company assesses its determination of operating segments at least annually.
Revenue Recognition
The Company generates its revenue by providing marketers and advertising agencies with the ability to plan, buy and measure their digital advertising campaigns using its people-based DSP. Our platform enables marketers to reach their target audience across desktop, mobile, connected TV, linear TV, in-game, streaming audio and digital billboards.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
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
We make our platform available through different pricing options to tailor to multiple customer types and customer needs. These options consist of a percentage of spend option and a fixed cost per mille (“CPM”) option. CPM refers to a payment option in which customers pay a price for every 1,000 impressions an ad receives. We generate revenue when our platform is used on a self-service basis by charging a platform fee that is a percentage of spend. We also offer our customers the ability to use our services to aid in data management, media execution and advanced reporting. When customers utilize these services, we generate revenue by charging (1) a separate service fee that represents a percentage of spend in addition to the platform fee; (2) a flat monthly fee; or (3) a fixed CPM.
We maintain agreements with our customers in the form of master service agreements (“MSA”) in connection with the percentage of spend pricing option, as well as instances where we charge our customers a flat monthly fee. We maintain insertion orders (“IO”) in connection with the fixed CPM pricing option, which set out the terms of the relationship and use of our platform. The nature of our performance obligations is to enable customers to plan, buy and measure advertising campaigns using our platform and provide campaign execution services as requested.
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
In instances discussed above related to the percentage of spend pricing option, we typically act as an agent because we arrange for the transfer of such costs from the supplier to the customer through the use of our platform and do not control such features prior to transfer to the customer. We do not have primary responsibility for meeting customer specifications and do not have discretion in establishing the price of TAC related to this pricing option. As we act as the agent in these arrangements, we report revenue on a net basis. In certain percentage of spend arrangements, we act as a principal because we control the advertising inventory before it is transferred to the customer and we bear sole responsibility for fulfillment of the advertising promise and inventory risks. As we act as the principal in these arrangements, we report revenue and the related costs incurred on a gross basis.
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
(tabular dollars in thousands, except for per share data)
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
Platform Operations. Platform operations expense represents our cost of revenues, which consists of TAC, hosting costs, personnel costs, depreciation of capitalized software development costs, customer support costs and allocated overhead. TAC recorded in platform operations consists of amounts incurred and payable to suppliers for costs associated with our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. Personnel costs within platform operations include salaries, bonuses, stock-based compensation and employee benefit costs primarily attributable to personnel who directly support our platform.
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
The Company incurred advertising costs of $3.4 million, $9.3 million, and $4.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to the promotion of the Company, its brands, products and services to potential customers. Advertising costs are expensed as incurred and recorded in sales and marketing expense within the consolidated statements of operations.
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
Stock-Based Compensation
Stock-based compensation relates to equity awards granted under the Company’s LTIP, which is measured and recognized in the consolidated financial statements based on the fair value of the equity awards granted. Since inception of the LTIP, the Company has only granted restricted stock units (“RSUs”) and nonqualified stock options. The fair value of RSUs is calculated using the closing market price of the Company’s Class A common stock on the date of grant. The fair value of nonqualified stock options is estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model is impacted by the fair value of the Company’s Class A common stock, as well as changes in certain assumptions, including but not limited to, the expected Class A common stock price volatility over the term of the nonqualified stock options, the expected term of the nonqualified stock options, the risk-free interest rate, and the expected dividend yield. The Company records compensation for all equity awards under the LTIP under the straight-line attribution method over the requisite service period. The Company has elected the accounting policy for stock-based compensation to account for forfeitures as they occur.
A portion of RSUs granted during the year ended December 31, 2021 to certain employees and board members, pursuant to the LTIP, vested upon expiration of the 180 day IPO lock-up period during the fiscal year ended December 31, 2021. The remainder of RSUs and nonqualified stock options granted to employees will vest through the applicable vesting dates. RSUs generally vest over a period of two-to-four years, contingent upon employment on the vesting date. RSUs awarded to board members upon their appointment will vest on the third anniversary of the grant date and RSUs awarded to board members annually will vest on the first anniversary of the grant date. Nonqualified stock options generally vest over a period of two-to-four years and have a contractual term of ten years.
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the earnings (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding. The Company’s RSUs, nonqualified stock options and

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of RSUs, nonqualified stock options and Class B common stock under the two-class method has not been presented.
Diluted earnings (loss) per share adjusts the basic earnings (loss) per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs, and nonqualified stock options are considered potentially dilutive shares of Class A common stock; however, the shares have been excluded from the computation of diluted earnings per share of Class A common stock for the years ended December 31, 2023, 2022, and 2021 because the effect would have been anti-dilutive under the if-converted method and treasury-stock method.
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of December 31, 2023, cash equivalents included money market funds of $188.0 million.
Accounts Receivable, Net of Allowances
Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts, and are unsecured and do not bear interest. The Company performs credit evaluations of its customers and certain advertisers when the Company’s agreements with its customers contain sequential liability terms that provide that the customer payments are not due to the Company until the customer has received payment from its customers (advertisers). The allowance for doubtful accounts is based on the best estimate of the amount of expected credit losses in accounts receivable. The allowance for doubtful accounts is determined based on historical collection experience, our assessment of the financial condition of companies with which we do business, current macroeconomic conditions, and reasonable and supportable forecasts of future macroeconomic conditions, as well as the review in each period of the status of the then-outstanding accounts receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. Recoveries of accounts receivable previously written off are recorded when received.
The following table presents changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2023	2022
Beginning balance	$1,015	$54
Cumulative impact of accounting adoption	209	—
Provision for doubtful accounts	111	1,260
Write-offs, net of recoveries	(138)	(299)
Ending balance	$1,197	$1,015
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
Repair and maintenance costs are charged to expense as incurred, while replacements and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in operating expenses within the consolidated statements of operations.
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
Software development activities typically consist of three stages: (1) the planning stage; (2) the application and infrastructure development stage; and (3) the post-implementation stage. Costs incurred in the planning and post-implementation stages, including costs associated with training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development stages, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose. Software development costs are depreciated using a straight-line method over the estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived.
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
(tabular dollars in thousands, except for per share data)
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated balance sheets. The fair value of debt is estimated using primarily level 2 inputs including quoted market prices or discounted cash flow analyses, based on estimated incremental borrowing rates for similar types of borrowing arrangements. As of December 31, 2023, there was no outstanding balance under the Loan Agreement.
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
We adopted the new guidance using the modified retrospective method at the beginning of fiscal 2022 by applying the package of practical expedients permitted under the transition guidance, which allowed the Company to carry forward its original assessment of whether:
•our existing arrangements are or contain leases;
•our existing arrangements are operating or finance leases; and
•to capitalize initial direct costs.
Upon adoption, the new guidance resulted in the recognition of operating lease assets of approximately $21.0 million and operating lease liabilities of approximately $22.0 million, which were measured by the present value of the remaining minimum lease payments. In accordance with the guidance, the Company elected the practical expedient to exclude leases with a term of less than one year from the measurement of operating lease assets and lease liabilities. The Company also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all real estate classes of underlying assets. At adoption, in the consolidated balance sheet, we also reclassified deferred rent of approximately $1.0 million for operating leases at the end of the fiscal year ended December 31, 2021 from other current liabilities (current portion) and other long-term liabilities (non-current portion) to current portion of operating lease liabilities and long-term portion of operating lease liabilities, respectively. The impact on the Company’s consolidated statements of operations and cash flows was not material.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
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
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash with financial institutions and its cash levels exceed the Federal Deposit Insurance Corporation's federally insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all. Accounts receivable include amounts due from customers with principal operations primarily in the United States.
As of December 31, 2023, one individual customer accounted for 17.9% of consolidated accounts receivable. As of December 31, 2022, no individual customers accounted for 10.0% or greater of consolidated accounts receivable.
As of December 31, 2023, three individual suppliers accounted for 16.1%, 14.4% and 11.6%, respectively, of consolidated accounts payable and accrued liabilities. As of December 31, 2022, one supplier accounted for 24.6% of consolidated accounts payable and accrued liabilities.
The following table provides the Company’s concentrations of credit risk with respect to advertising agency holding companies and individual customers as a percentage of the Company’s total revenues for the periods presented.

	Year Ended December 31,
	2023	2022	2021
Advertising Agency Holding Company
A	10.0%	13.5%	14.2%
B	<10.0%	<10.0%	15.5%
Individual Customer
C	14.1%	<10.0%	<10.0%
Related Party Relationships
Capital V LLC (formerly Four Brothers 2 LLC), the holder of Class B common stock as of December 31, 2023, is controlled by the Company’s co-founders, Tim Vanderhook and Chris Vanderhook, and therefore is considered a related party. Refer to Note 14—Related Parties for additional information.
Income Taxes
The Company is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC in the consolidated financial statements. Viant Technology LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with our initial public offering. As an entity classified as a partnership for tax purposes, Viant Technology LLC generally is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Viant Technology LLC is passed through to and included in the taxable income or loss of its members, including us. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Viant Technology LLC, based on the Company's 25.1% interest in Viant Technology LLC.
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
(tabular dollars in thousands, except for per share data)
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
JOBS Act Election as an Emerging Growth Company
On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.235 billion in annual gross revenues, has issued less than $1 billion of non-convertible debt over a three-year

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
period and is not deemed to be a large accelerated filer under the rules of the SEC. The Company will remain an emerging growth company until December 31, 2026, or sooner if it no longer qualifies. The Company may take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period.
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
Recently Issued Accounting Pronouncements
Disclosure Improvements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 includes a number of amendments to clarify or improve disclosure and presentation requirements of a variety of topics in order to allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and to align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the impact of these amendments.
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires companies with a single reportable segment to provide all existing segment disclosures in Topic 280, as well as new incremental segment information required by this standard on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of these amendments.
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. The effective date for this ASU is for the fiscal year beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of these amendments.
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. The guidance offers specific accounting guidance for a lessee, lessor, and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the income statement. As a part of the Company’s election under the JOBS Act, the guidance became effective for the Company’s annual reporting period after December 15, 2021 and interim reporting periods within the annual period after December 15, 2022. The Company adopted Topic 842 effective January 1, 2022 utilizing the modified retrospective transition method. The adoption of Topic 842 had a material impact on the Company’s consolidated balance sheet as certain of our operating lease commitments were recognized as right-of-use assets and lease liabilities. This new guidance did not have a material impact upon the Company’s consolidated statement of operations. We elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed us to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered into prior to adoption of Topic 842. Additionally, we elected to not separate lease and non-lease components for all of our leases. For leases with a term of 12 months or less, we elected the short-term lease exemption, which allowed us to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases we may enter into in the future.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
Financial Instruments—Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the incurred loss methodology, which results in more timely recognition of losses on financial instruments. We adopted this standard at the beginning of fiscal 2023. As a result, we revised the impairment model to utilize an expected loss methodology in place of an incurred loss methodology related to our allowance for credit losses. We evaluate our allowance for credit losses based on historical bad debt experience, our assessment of the financial condition of companies with which we do business, current macroeconomic conditions and reasonable and supportable forecasts of future macroeconomic conditions. The adoption did not have a material impact on the Company's consolidated financial statements.
Codification Improvements
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which updates various codification topics by clarifying disclosure requirements to align with the SEC's regulations. The guidance became effective for the Company’s annual reporting period after December 15, 2021 and interim reporting periods within the annual period after December 15, 2022. Effective January 1, 2022, we adopted this standard on a prospective basis. The adoption of this ASU did not have a material impact on the consolidated financial statements.
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
The disaggregation of revenue was as follows:

	Year Ended December 31,
	2023	2022	2021
Over-time revenue	$3,364	$800	$3,880
Point-in-time revenue	219,570	196,368	220,247
Total revenue	$222,934	$197,168	$224,127
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $0.2 million and $0.1 million as of December 31, 2023 and 2022, respectively. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts. As of December 31, 2023 and 2022, total deferred revenue was $0.3 million and $0.1 million, respectively. Remaining deferred revenue that is anticipated to be recognized during the succeeding twelve month period is recorded in the current portion of deferred revenue within the consolidated balance sheets.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
4. Property, Equipment and Software, Net
Major classes of property, equipment and software were as follows:

	As of December 31,
	2023	2022
Capitalized software development costs	$90,803	$72,988
Computer equipment	1,449	1,116
Purchased software	32	32
Furniture, fixtures and office equipment	977	1,226
Leasehold improvements	2,823	2,571
Total property, equipment, and software	96,084	77,933
Less: Accumulated depreciation	(67,823)	(54,827)
Total property, equipment, and software, net	$28,261	$23,106
Depreciation recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2023	2022	2021
Platform operations	$12,129	$9,786	$7,688
Sales and marketing	—	—	—
Technology and development	1,559	1,646	1,599
General and administrative	577	580	625
Total	$14,265	$12,012	$9,912
5. Leases
At the beginning of fiscal 2022, the Company adopted new FASB guidance that requires lessees to record the present value of operating lease payments as right-of-use assets and lease liabilities on the balance sheet. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies for additional information.
Lessee Arrangements
The Company has operating leases for its office space, which have remaining lease terms of up to seven years. The Company does not have finance leases.
Some of these leases include renewal options to extend the leases for up to five years and/or termination options to terminate the leases within one year. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease.
As of December 31, 2023, the Company's operating leases had a weighted-average remaining lease term of approximately seven years and a weighted-average incremental borrowing rate of 3.6%.
As of December 31, 2023, the Company had entered into an operating lease for office space in Michigan with total estimated future lease payments of $0.3 million that had not yet commenced and therefore is not included in the measurement of the operating right-of-use asset and operating lease liability on the consolidated balance sheet. The lease term is expected to commence in the first quarter of fiscal 2024.
Cash paid for amounts included in operating lease liabilities was $4.7 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively.
The components of lease cost were as follows:

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)

	Year Ended December 31,
	2023	2022
Operating lease cost	$4,896	$3,669
Short-term lease cost	969	1,399
Variable lease cost	9	124
Total lease cost	$5,874	$5,192
As of December 31, 2023, the Company had a remaining contractual obligation of $2.3 million related to a short-term lease to be paid over the following four years. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in the disclosure of short-term lease cost. This lease and other of our short-term leases are not recorded on the Company's consolidated balance sheet due to our accounting policy election for short-term leases.
Future minimum lease payments were as follows:

As of December 31,
Year	2023
2024	$4,636
2025	4,445
2026	4,353
2027	4,279
2028	3,211
Thereafter	7,800
Total undiscounted future lease payments	28,724
Less: Commitments for leases not yet commenced	(312)
Less: Imputed interest	(2,978)
Present value of operating lease liabilities	25,434
Less: Operating lease liabilities, current	(3,762)
Operating lease liabilities, noncurrent	$21,672
6. Goodwill and Intangible Assets, Net
The Company’s goodwill balance of $12.4 million as of December 31, 2023 and 2022 was recorded as part of the Company’s February 2017 acquisition of Adelphic. The goodwill balance was determined based on the excess of the purchase price over the fair value of the identifiable net assets acquired and represents its future revenue and earnings potential and certain other assets acquired that do not meet the recognition criteria, such as assembled workforce.
Goodwill is tested for impairment at least annually as of the first day of the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies for additional information. The Company performed an impairment test of its goodwill as of the first day of the fourth fiscal quarter in accordance with the policy. The results of this test indicated that the Company’s goodwill was not impaired. No goodwill impairment was recorded for the years ended December 31, 2023, 2022 or 2021. As of December 31, 2023, there is no accumulated goodwill impairment loss.
Intangible assets primarily consist of acquired developed technology, customer relationships, trade names and trademarks resulting from business combinations and acquired patent intangible assets, which are recorded at acquisition-date fair value, less accumulated amortization. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. No impairment was recorded for intangible assets or other long-lived assets during the years ended December 31, 2023, 2022 or 2021.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
The balances of intangibles assets and accumulated amortization are as follows:

	As of December 31, 2023
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.0	$4,927	$(4,927)	$—
Customer relationships	0.1	2,300	(2,272)	28
Trademarks/tradenames	2.2	1,400	(1,227)	173
Total		$8,627	$(8,426)	$201

	As of December 31, 2022
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.1	$4,927	$(4,869)	$58
Customer relationships	1.1	2,300	(1,944)	356
Trademarks/tradenames	3.2	1,400	(1,147)	253
Total		$8,627	$(7,960)	$667
Amortization of intangible assets recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2023	2022	2021
Platform operations	$58	$700	$700
Sales and marketing	—	—	—
Technology and development	—	—	—
General and administrative	408	419	529
Total	$466	$1,119	$1,229
Estimated future amortization of intangible assets is as follows:

As of December 31,
Year	2023
2024	$108
2025	80
2026	13
2027	—
2028	—
Thereafter	—
Total	$201

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of December 31,
	2023	2022
Accrued traffic acquisition costs	$34,085	$29,631
Other accrued liabilities	5,178	5,432
Total accrued liabilities	$39,263	$35,063
8. Revolving Credit Facility and PPP Loan
On October 31, 2019, the Company entered into an asset-based revolving credit and security agreement (the "Loan Agreement") with PNC Bank, National Association ("PNC Bank") that originally provided a senior secured revolving credit facility with borrowing capacity of up to $40.0 million and a maturity date of October 31, 2024. On April 4, 2023, the Company entered into an amendment to the Loan Agreement (as so amended, the "Amended Loan Agreement") that increased the borrowing capacity under the revolving credit facility to $75.0 million, extended the maturity date to April 4, 2028, and changed the rates at which advances will bear interest. The Amended Loan Agreement is collateralized by security interests in substantially all of the Company's assets.
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon the selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate (as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The Company did not have an outstanding balance during the year ended December 31, 2023. The applicable margin is between 1.00% to 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of December 31, 2023 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum; additionally, the Company pays customary letter of credit fees as applicable.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company's ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that the Company maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability under the Loan Agreement is less than 25%. As of December 31, 2023, the Company was in compliance with all applicable covenants under the Amended Loan Agreement.
On May 6, 2022, the Company fully paid off the outstanding balance of advances under our revolving credit facility, and the carrying value as of December 31, 2023 was zero.
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
9. Stock-based Compensation
In connection with the IPO, which occurred on February 12, 2021, the Phantom Unit Plan was replaced by the LTIP. The aggregate maximum number of shares of the Company’s Class A common stock that may be issued pursuant to stock awards under the LTIP, or the Share Reserve, is 11,787,112 shares of Class A common stock. The Share Reserve automatically increases on January 1 of each year, commencing on January 1, 2022 and ending with a final increase on January 1, 2031 in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year; provided, however, that the

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
Company’s board of directors may provide that there will not be a January 1 increase in the Share Reserve in a given year or that the increase will be less than 5% of the shares of capital stock outstanding on the preceding December 31.
On February 12, 2021, 6.2 million RSUs were granted under the LTIP. The Company is authorized to grant RSUs, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance stock awards under the LTIP. As of December 31, 2023, the Company had currently only granted RSUs and nonqualified stock options. Under the LTIP, 4.7 million shares of Class A common stock remained available for grant as of December 31, 2023.
Stock-based compensation recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2023	2022	2021
Platform operations	$4,104	$4,761	$13,096
Sales and marketing	9,729	9,010	25,639
Technology and development	5,752	5,323	12,373
General and administrative	12,706	9,807	17,714
Total	$32,291	$28,901	$68,822
RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted- Average Grant-Date Fair Value
RSUs outstanding as of December 31, 2022	3,928	$12.59
Granted	1,843	4.59
Vested	(1,911)	17.96
Canceled/forfeited	(213)	7.38
RSUs outstanding as of December 31, 2023	3,647	$6.03
The total fair value of RSUs, as of their respective vesting dates, during the year ended December 31, 2023 was $9.9 million. As of December 31, 2023, the Company had unrecognized stock-based compensation relating to RSUs of approximately $16.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Nonqualified Stock Options
The following summarizes nonqualified stock option activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	3,661	$6.14	9.2	$—
Granted	2,229	4.44
Exercised	(2)	6.00
Canceled	(117)	5.79
Expired	(35)	18.76
Outstanding as of December 31, 2023	5,736	$5.41	8.6	$8,807

Vested and exercisable	1,562	$6.03	8.1	$1,530
The weighted-average grant date fair value of the nonqualified stock options granted during the year ended December 31, 2023 was $3.20. The Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
approximately $11.1 million, which is expected to be recognized over a weighted-average period of 1.8 years as of December 31, 2023.
The assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options were as follows:

	Year Ended December 31,
	2023	2022	2021
Risk free interest rate	3.8% - 4.3%	1.4% - 2.8%	1.2%
Expected volatility	75.8% - 81.5%	61.5% - 62.7%	61.1%
Expected term (in years)	6.0 - 6.1	5.9 - 6.0	5.9
Expected dividend yield	0.0%	0.0%	0.0%
Risk-Free Interest Rate. The Company bases the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury securities with maturities similar to those of the expected term of the award being valued.
Expected Volatility. Due to the limited trading history of the Company’s Class A common stock, the expected volatility assumption is primarily based on the volatility of a peer group of similar companies whose share prices are publicly available. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s own stock price becomes available.
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
Issuance of Shares
Upon vesting of shares under the LTIP, the Company will issue treasury stock. If treasury stock is not available, newly issued stock will be issued.
10. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset in the current and prior-year periods, as well as a pass-through permanent difference related to the forgiveness of the PPP Loan in the prior-year periods. The Company recognized income tax expense of $0.2 million due to current federal and state taxes payable, resulting in an effective tax rate of (1.5)% for the year ended December 31, 2023. The Company did not recognize an income tax expense or benefit for the years ended December 31, 2022 and 2021, which resulted in an effective tax rate of 0.0%.
The Company is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC in the consolidated financial statements. Viant Technology LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Viant Technology LLC generally is not subject to U.S. federal and certain state and local income taxes. Subsequent to the IPO, any taxable income or loss generated by Viant Technology LLC is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Viant Technology LLC, based on the Company's 25.1% economic interest in Viant Technology LLC.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
The provision for income taxes attributable to the Company was as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal income tax	$47	$—	$—
State and local income tax	104	—	—
Foreign income tax	—	—	—
Total current provision	151	—	—
Deferred:
U.S. federal income tax	—	—	—
State and local income tax	—	—	—
Foreign income tax	—	—	—
Total deferred provision	—	—	—
Income tax (benefit) provision	$151	$—	$—
The effective tax rate for the years ended December 31, 2023 and 2022 was (1.5)% and 0.0%, respectively. A reconciliation of the statutory tax rate to the effective tax rate for the years presented are as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax benefit (expense) at federal statutory rate	21.0%	21.0%	21.0%
Income passed through to noncontrolling interests	(13.7)%	(15.8)%	(16.7)%
State and local taxes, net of federal benefit	1.2%	0.8%	0.6%
Permanent items	(1.7)%	(0.3)%	0.7%
Stock-based compensation	(14.6)%	(2.9)%	(3.2)%
Credits	3.3%	0.8%	—%
Uncertain tax position	(1.4)%	—%	—%
Other, net	(2.2)%	0.9%	—%
Valuation allowance	6.6%	(4.5)%	(2.4)%
Total effective rate	(1.5)%	0.0%	0.0%

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities are as follows:

	Year Ended December 31,
	2023	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$1,513	$2,561	$1,321
Tax credits	642	800	—
Investment in Partnership	8,524	7,866	7,909
Other, net	238	253	108
Subtotal	10,917	11,480	9,338
Valuation allowance	(10,917)	(11,480)	(9,338)
Total deferred tax assets	—	—	—

Deferred tax liabilities:
Other, net	—	—	—
Total deferred tax liabilities	—	—	—
Net deferred tax (liabilities) assets	$—	$—	$—
In assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. As of December 31, 2023 and 2022, the Company has recorded a valuation allowance against its deferred tax assets of $10.9 million and $11.5 million, respectively, as management cannot conclude whether it is more likely than not that these deferred tax assets will be realized.
As of December 31, 2023 and 2022, the Company has federal net operating loss carryforwards of approximately $6.1 million and $10.4 million, respectively. As of December 31, 2023 and 2022, the Company has state net operating losses of approximately $3.8 million and $6.1 million, respectively. The federal net operating losses carry forward indefinitely and state net operating losses begin to expire in 2032. As of December 31, 2023, the Company has federal and state research and development tax credits of approximately $0.4 million and $0.5 million, respectively. The federal credits will begin to expire in 2043 and the state credits carryforward until exhausted.
A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits is as follows:

	As of December 31,
	2023	2022
Beginning balance of unrecognized tax benefits	$—	$—
Gross increase based on tax positions related to current year	55	—
Gross increase based on tax positions related to prior years	103	—
Ending balance of unrecognized tax benefits	$158	$—
The unrecognized tax benefits, if recognized, would not have an impact on the Company's effective tax rate assuming the Company continues to maintain a full valuation allowance position. As of December 31, 2023, no significant increases or decreases to the Company's uncertain tax positions are expected within the next twelve months.
The Company is subject to U.S. federal and state income taxes. The Company's U.S. federal and state returns are open to examination for all periods ending December 31, 2021 and thereafter. However, to the extent allowed by law the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carry forward amount.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
11. Loss Per Share
For the years ended December 31, 2023, 2022 and 2021, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders for the periods subsequent to the Reorganization Transactions, by the weighted average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.
The following table presents the calculation of basic and diluted net loss per share for the periods presented. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies for additional information related to basic and diluted loss per share.

	Year Ended December 31,
	2023	2022	2021
Numerator
Net loss	$(9,943)	$(48,089)	$(37,609)
Less: Net loss attributable to noncontrolling interests	(6,500)	(36,176)	(29,867)
Net loss attributable to Viant Technology Inc.	$(3,443)	$(11,913)	$(7,742)
Denominator
Weighted-average shares of Class A common stock outstanding—basic and diluted	15,224	14,185	12,364

Loss per share of Class A common stock—basic	$(0.23)	$(0.84)	$(0.63)
Loss per share of Class A common stock—diluted	$(0.23)	$(0.84)	$(0.63)

Anti-dilutive shares excluded from loss per share of Class A common stock—diluted:
Restricted stock units	3,647	3,928	3,033
Nonqualified stock options	5,736	3,661	220
Shares of Class B common stock	47,032	47,082	47,107
Total shares excluded from loss per share of Class A common stock—diluted	56,415	54,671	50,360
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
The following table summarizes the ownership of Viant Technology LLC:

	As of December 31, 2023		As of December 31, 2022
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	15,783,941	25.1%	14,643,798	23.7%
Noncontrolling interests	47,032,260	74.9%	47,082,260	76.3%
Total	62,816,201	100.0%	61,726,058	100.0%
During the year ended December 31, 2023, noncontrolling interests exchanged 50,000 Class B shares of Viant Technology LLC for 50,000 shares of the Company’s Class A common stock, which also resulted in the cancellation of 50,000 shares of the Company’s Class B common stock that was previously held by noncontrolling interests with no additional consideration provided. During the year ended December 31, 2022, noncontrolling interests exchanged 24,870 Class B shares of Viant Technology LLC for 24,870 shares of the Company’s Class A common stock, which also resulted in the cancellation of 24,870 shares of the Company’s Class B common stock that was previously held by noncontrolling interests with no additional consideration provided.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the years indicated:

	Year Ended December 31,
	2023	2022	2021
Net loss attributable to Viant Technology Inc.	$(3,443)	$(11,913)	$(7,742)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(6,112)	(20,284)	(44,361)
Change from net loss attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(9,555)	$(32,197)	$(52,103)
13. Commitments and Contingencies
Lease Commitments
As of December 31, 2023, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of December 31, 2023, we had non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage and other computing services. As of December 31, 2023, we estimate these obligations to be approximately $7.1 million in 2024, $5.9 million in 2025, and $1.5 million in 2026.
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
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of December 31, 2023 and 2022.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
14. Related Parties
The Company had a balance of $0.3 million as of December 31, 2023 and $0.2 million as of December 31, 2022, payable to related parties for expenses they incurred on our behalf, which was recorded within accrued liabilities on the consolidated balance sheets. The related expense incurred by the Company was $0.9 million for the year ended December 31, 2023, and $1.0 million for the year ended December 31, 2022.
The Company recorded no revenue from its transactions with related parties during the years ended December 31, 2023, 2022 and 2021. The Company recorded no purchases from related parties during the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023 and 2022, no amounts were due to or due from related parties, other than those mentioned above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; providing reasonable assurance that transactions are recorded as necessary for the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with authorizations of management and our board of directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on the consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.
Under the supervision and with the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
(a) None.
(b) During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
We have adopted a written Code of Business Conduct and Ethics (our “Code of Conduct”) that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our website at www.viantinc.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Conduct, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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
10.1
Second Amended and Restated Limited Liability Company Agreement of Viant Technology LLC, dated as of February 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)

10.2
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Viant Technology LLC, dated as of February 12, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)

10.3
Tax Receivable Agreement, by and among Viant Technology Inc., Viant Technology LLC, each of the TRA Holders, and the TRA Representative, dated as of February 9, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)

10.4
Registration Rights Agreement, by and among Viant Technology Inc. and the parties thereto, dated as of February 9, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2020, filed on March 23, 2021)

10.5+
Form of Indemnification Agreement by and between Viant Technology Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.6
Revolving Credit and Security Agreement and Guaranty, dated as of October 31, 2019, by and among Viant Technology LLC, Viant US LLC, Adelphic LLC, Myspace LLC and each additional Borrower from time to time party thereto, PNC Bank, National Association, as Agent and each additional Lender from time to time party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.7
First Amendment to Revolving Credit and Security Agreement and Guaranty, dated as of April 13, 2020, by and among Viant Technology LLC, Viant US LLC, Adelphic LLC and Myspace LLC, as Borrowers, and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.8
Second Amendment to Revolving Credit and Security Agreement and Guaranty, dated as of April 30, 2020, by and among Viant Technology LLC, Viant US LLC, Adelphic LLC and Myspace LLC, as Borrowers, and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.9
Third Amendment to Revolving Credit and Security Agreement and Guaranty, dated as of May 29, 2020, by and among Viant Technology LLC, Viant US LLC, Adelphic LLC and Myspace LLC, as Borrowers, and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.10
Fourth Amendment to Revolving Credit and Security Agreement and Guaranty, dated as of January 29, 2021, by and among Viant Technology LLC, Viant US LLC, Adelphic LLC, Myspace LLC and the Company, as Borrowers, and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.11
Fifth Amendment to Revolving Credit and Security Agreement and Guaranty, dated as of October 15, 2021, by and among Viant Technology LLC, Viant US LLC, Adelphic LLC, Myspace LLC and the Company, as Borrowers, and PNC Bank, National Association, as Agent and Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40015) for the quarter ended September 30, 2021, filed on November 10, 2021)

10.12
Sixth Amendment to the Revolving Credit and Security Agreement and Guaranty, dated as of April 4, 2023, among Viant Technology LLC, Viant US LLC, Adelphic LLC, Myspace LLC, Viant Technology Inc., the Lenders party thereto and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40015) filed on April 6, 2023).

10.13+	Viant Technology Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-252912), filed on February 9, 2021)
10.14+
Employment Agreement, dated as of March 27, 2017, by and between Viant Technology LLC and Larry Madden (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.15
Limited Liability Company Agreement of Viant Technology Equity Plan LLC, dated as of March 15, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.16+	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40015), filed on March 4, 2022)
10.17*+	Form of Grant Notice and Standard Terms and Conditions for Nonqualified Stock Options under the Viant Technology Inc. 2021 Long-Term Incentive Plan (Employee Form)
10.18*+	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units under the Viant Technology Inc. 2021 Long-Term Incentive Plan (Employee Form)
10.19+
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the Viant Technology Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-252912), filed on February 9, 2021)

10.20*+	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units under the Viant Technology Inc. 2021 Long-Term Incentive Plan (New Hire Form)
10.21+
First Amendment to Employment Agreement, dated as of November 15, 2018, by and between Viant Technology LLC and Larry Madden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40015) for the quarter ended March 31, 2022, filed on May 3, 2022)

10.22*+	Viant Technology Inc. Non-Employee Director Compensation Policy, effective as of July 1, 2023
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Viant Technology Inc. Policy For Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

VIANT TECHNOLOGY INC.

Date: March 4, 2024	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tim Vanderhook	Chief Executive Officer and Chairman (Principal Executive Officer)	March 4, 2024
Tim Vanderhook

/s/ Larry Madden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2024
Larry Madden

/s/ Chris Vanderhook	Chief Operating Officer and Director	March 4, 2024
Chris Vanderhook

/s/ Max Valdes	Director	March 4, 2024
Max Valdes

/s/ Elizabeth Williams	Director	March 4, 2024
Elizabeth Williams

/s/ Vivian Yang	Director	March 4, 2024
Vivian Yang