Form 10-Q
period 2024-03-31
Viant Technology Inc.
filed 2024-04-30
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐ No ☒
As of April 26, 2024, there were 16,509,766 shares and 46,984,825 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$53,393	$41,720
Operating expenses:
Platform operations	29,880	23,337
Sales and marketing	12,899	12,169
Technology and development	5,232	5,894
General and administrative	11,074	11,428
Total operating expenses	59,085	52,828
Loss from operations	(5,692)	(11,108)
Other expense (income), net:
Interest income, net	(2,381)	(1,819)
Other expense, net	2	87
Total other expense (income), net	(2,379)	(1,732)
Loss before income taxes	(3,313)	(9,376)
Benefit from income taxes	(99)	—
Net loss	(3,214)	(9,376)
Less: Net loss attributable to noncontrolling interests	(2,267)	(6,896)
Net loss attributable to Viant Technology Inc.	$(947)	$(2,480)
Earnings (loss) per share of Class A common stock:
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.17)
Weighted-average shares of Class A common stock outstanding:
Basic	15,949	14,748
Diluted	15,949	14,748
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$206,057	$216,458
Accounts receivable, net of allowances	113,508	117,473
Prepaid expenses and other current assets	7,978	6,486
Total current assets	327,543	340,417
Property, equipment, and software, net	29,356	28,261
Operating lease assets	24,898	22,995
Intangible assets, net	153	201
Goodwill	12,422	12,422
Other assets	669	615
Total assets	$395,041	$404,911
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$51,972	$47,342
Accrued liabilities	35,988	39,263
Accrued compensation	7,124	10,925
Current portion of deferred revenue	181	316
Current portion of operating lease liabilities	3,748	3,762
Other current liabilities	2,015	7,242
Total current liabilities	101,028	108,850
Long-term debt	—	—
Long-term portion of operating lease liabilities	23,557	21,672
Total liabilities	124,585	130,522
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 16,979,744 and 15,937,816	17	16
Outstanding — 16,440,946 and 15,783,941
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 46,984,825 and 47,032,260	47	47
Additional paid-in capital	116,571	112,830
Accumulated deficit	(45,589)	(43,509)
Treasury stock, at cost; 538,798 and 153,875 shares held	(5,458)	(1,127)
Total stockholders’ equity attributable to Viant Technology Inc.	65,588	68,257
Noncontrolling interests	204,868	206,132
Total equity	270,456	274,389
Total liabilities and stockholders’ equity	$395,041	$404,911
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2023	15,938	$16	47,032	$47	$112,830	$(43,509)	(154)	$(1,127)	$206,132	$274,389
Issuance of Class A common stock in connection with vesting of restricted stock units	987	1	—	—	(1)	—	—	—	—	—
Issuance of Class A common stock in connection with exercise of stock options	8	—	—	—	40	—	—	—	—	40
Exchange of Class B common stock for Class A common stock	47	—	(47)	—	—	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to the vesting of equity awards	—	—	—	—	—	—	(546)	(5,526)	—	(5,526)
Reissuance of treasury stock in connection with equity-based compensation plans	—	—	—	—	—	(1,133)	161	1,195	—	62
Allocation of equity to noncontrolling interests	—	—	—	—	(1,003)	—	—	—	1,003	—
Accrued member tax distributions	—	—	—	—	(180)	—	—	—	—	(180)
Stock-based compensation	—	—	—	—	4,885	—	—	—	—	4,885
Net loss	—	—	—	—	—	(947)	—	—	(2,267)	(3,214)
Balance as of March 31, 2024	16,980	$17	46,985	$47	$116,571	$(45,589)	(539)	$(5,458)	$204,868	$270,456

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	14,784	$15	47,082	$47	$95,922	$(36,261)	(140)	$(475)	$206,520	$265,768
Cumulative impact of ASU 2016-13 adoption (CECL)	—	—	—	—	—	(209)	—	—	—	(209)
Balance as of January 1, 2023	14,784	$15	47,082	$47	$95,922	$(36,470)	(140)	$(475)	$206,520	$265,559
Issuance of Class A common stock in connection with vesting of restricted stock units	660	1	—	—	(1)	—	—	—	—	—
Repurchase of treasury stock in connection with the taxes paid related to the vesting of equity awards	—	—	—	—	—	—	(379)	(1,567)	—	(1,567)
Reissuance of treasury stock in connection with equity- based compensation plans	—	—	—	—	—	(475)	140	475	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(2,377)	—	—	—	2,377	—
Accrued member tax distributions	—	—	—	—	(1,474)	—	—	—	—	(1,474)
Stock-based compensation	—	—	—	—	8,872	—	—	—	—	8,872
Net loss	—	—	—	—	—	(2,480)	—	—	(6,896)	(9,376)
Balance as of March 31, 2023	15,444	$15	47,082	$47	$100,942	$(39,425)	(379)	$(1,567)	$202,001	$262,013
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,214)	$(9,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,146	3,412
Stock-based compensation	4,440	7,472
Provision for doubtful accounts	(87)	22
Loss on disposal of assets	6	104
Noncash lease expense	988	968
Changes in operating assets and liabilities:
Accounts receivable	4,051	20,618
Prepaid expenses and other assets	(1,759)	3,180
Accounts payable	4,337	(16,301)
Accrued liabilities	(3,244)	(6,504)
Accrued compensation	(3,987)	(3,350)
Deferred revenue	(135)	933
Operating lease liabilities	(1,020)	(743)
Other liabilities	(684)	(1,000)
Net cash provided by (used in) operating activities	3,838	(565)
Cash flows from investing activities:
Purchases of property and equipment	(530)	(291)
Capitalized software development costs	(3,532)	(2,382)
Net cash used in investing activities	(4,062)	(2,673)
Cash flows from financing activities:
Repurchase of treasury stock in connection with the taxes paid related to the vesting of equity awards	(5,526)	(1,567)
Payment of member tax distributions	(4,723)	(26)
Proceeds from the exercise of stock options	101	—
Payment of offering costs	(29)	—
Net cash used in financing activities	(10,177)	(1,593)
Net decrease in cash and cash equivalents	(10,401)	(4,831)
Cash and cash equivalents at beginning of period	216,458	206,573
Cash and cash equivalents at end of period	$206,057	$201,742
Supplemental disclosure of cash flow information:
Cash paid for interest	$71	$38
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	445	1,400
Operating lease assets obtained in exchange for operating lease liabilities	2,891	—
Capitalized assets financed by accounts payable and accrued liabilities	1,836	953
Accrued member tax distributions	—	1,450
Deferred offering costs recorded in accounts payable and accrued liabilities	243	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

1. Nature of Operations
Viant Technology Inc. (the “Company,” “we,” “us,” “our” or “Viant”) was incorporated in the State of Delaware on October 9, 2020. The Company operates a cloud-based demand side platform (“DSP”) that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across most channels, including connected TV, linear TV, mobile, desktop, in-game, streaming audio and digital billboards.
Our headquarters are located in Irvine, California with other leased office spaces across the United States.
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
Management believes that the accompanying condensed consolidated financial statements reflect the adjustments necessary for the fair statement of its condensed consolidated balance sheets, statements of operations, and cash flows included in this report. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain information and disclosures normally included in the Company's consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2023.
The condensed consolidated statements of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 (“fiscal 2024”), or for any other future annual or interim period.
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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
The impact of widespread macroeconomic and geopolitical uncertainties, including the impact of bank failures, high interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, pandemics, international conflicts and acts of terrorism on our business continues to evolve. Many of our estimates and assumptions consider these macroeconomic and geopolitical factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available on the potential impact on our business of global economic and business events, our estimates may change materially in future periods as a result.
Comprehensive Loss
For the periods presented, net loss is equal to comprehensive loss.
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of March 31, 2024, cash equivalents included money market funds of $190.4 million.
Accounts Receivable, Net of Allowances
The following table presents changes in the allowance for doubtful accounts for the three months ended March 31, 2024:

(in thousands)
Balance as of December 31, 2023	$1,197
Provision for doubtful accounts	(87)
Write-offs, net of recoveries	—
Balance as of March 31, 2024	$1,110
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
As of March 31, 2024, one individual customer accounted for 19.9% of consolidated accounts receivable. As of December 31, 2023, one individual customer accounted for 17.9% of consolidated accounts receivable.
As of March 31, 2024, two individual suppliers accounted for 15.3% and 14.5%, respectively, of consolidated accounts payable and accrued liabilities. As of December 31, 2023, three individual suppliers accounted for 16.1%, 14.4% and 11.6%, respectively, of consolidated accounts payable and accrued liabilities.
The following table provides the Company's concentrations of credit risk with respect to advertising agency holding companies and individual customers as a percentage of the Company's total revenues for the periods presented:

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Advertising Agency Holding Company
A	15.1%	<10.0%
B	<10.0%	11.5%
Individual Customer
C	14.1%	<10.0%
D	10.8%	<10.0%
JOBS Act Election as an Emerging Growth Company
On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.235 billion in annual gross revenues, has issued less than $1 billion of non-convertible debt over a three-year period and is not deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (“SEC”). The Company will remain an emerging growth company until December 31, 2026, or sooner if it no longer qualifies. The Company may take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period.
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
3. Revenue
The disaggregation of revenue was as follows:

	Three Months Ended March 31,
	2024	2023
Over-time revenue	$958	$386
Point-in-time revenue	52,435	41,334
Total revenue	$53,393	$41,720
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was de minimis as of March 31, 2024 and $0.2 million as of December 31, 2023. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts.
Remaining deferred revenue that is anticipated to be recognized during the succeeding twelve month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.
4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of March 31,	As of December 31,
	2024	2023
Capitalized software development costs	$89,681	$90,803
Computer equipment	1,548	1,449
Purchased software	32	32
Furniture, fixtures and office equipment	1,022	977
Leasehold improvements	3,636	2,823
Total property, equipment, and software	95,919	96,084
Less: Accumulated depreciation	(66,563)	(67,823)
Total property, equipment, and software, net	$29,356	$28,261

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2024	2023
Platform operations	$3,526	$2,712
Sales and marketing	—	—
Technology and development	431	393
General and administrative	141	147
Total	$4,098	$3,252
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
As of March 31, 2024, the Company's operating leases had a weighted-average remaining lease term of approximately six years and a weighted-average incremental borrowing rate of 4.0%.
Cash paid for amounts included in the operating lease liabilities was $1.3 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.
The components of lease cost were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$1,253	$1,209
Short-term lease cost	40	260
Variable lease cost	—	21
Total lease cost	$1,293	$1,490
As of March 31, 2024, the Company had a remaining contractual obligation of $1.8 million related to a short-term lease to be paid over the following four years. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in the disclosure of short-term lease cost. This lease and other of our short-term leases are not recorded on the Company's condensed consolidated balance sheet due to our accounting policy election for short-term leases.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Future minimum lease payments were as follows:

As of March 31,
Year	2024
Remainder of 2024	$3,471
2025	5,041
2026	4,948
2027	4,985
2028	4,117
Thereafter	8,181
Total undiscounted future lease payments	30,743
Less: Imputed interest	(3,438)
Present value of operating lease liabilities	27,305
Less: Operating lease liabilities, current	(3,748)
Operating lease liabilities, noncurrent	$23,557
6. Intangible Assets, Net
The balances of intangible assets and accumulated amortization are as follows:

	As of March 31, 2024
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.0	$4,927	$(4,927)	$—
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	1.9	1,400	(1,247)	153
Total		$8,627	$(8,474)	$153

	As of December 31, 2023
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.0	$4,927	$(4,927)	$—
Customer relationships	0.1	2,300	(2,272)	28
Trademarks/tradenames	2.2	1,400	(1,227)	173
Total		$8,627	$(8,426)	$201

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2024	2023
Platform operations	$—	$58
Sales and marketing	—	—
Technology and development	—	—
General and administrative	48	102
Total	$48	$160
Estimated future amortization of intangible assets is as follows:

As of March 31,
Year	2024
Remainder of 2024	$60
2025	80
2026	13
2027	—
2028	—
Thereafter	—
Total	$153
7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of March 31,	As of December 31,
	2024	2023
Accrued traffic acquisition costs	$29,837	$34,085
Other accrued liabilities	6,151	5,178
Total accrued liabilities	$35,988	$39,263
The Company had a balance of $0.1 million as of March 31, 2024 and $0.3 million as of December 31, 2023, payable to related parties for expenses they incurred on our behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The related expense incurred by the Company was $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.
8. Revolving Credit Facility
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
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon the selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate (as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The applicable margin

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

is between 1.00% to 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of March 31, 2024 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum; additionally, the Company pays customary letter of credit fees, as applicable.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company's ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that the Company maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of March 31, 2024, the Company was in compliance with all applicable covenants under the Amended Loan Agreement.
The Company did not have an outstanding balance under the revolving credit facility as of March 31, 2024.
9. Stock-Based Compensation
The Company is authorized to grant restricted stock units ("RSUs"), incentive stock options, nonqualified stock options ("NQSOs"), stock appreciation rights, restricted stock awards, and performance stock awards under its 2021 Long Term Incentive Plan (the “LTIP”). As of March 31, 2024, the Company had only granted RSUs and NQSOs under the LTIP. Under the LTIP, 5.7 million shares of Class A common stock remained available for grant as of March 31, 2024.
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2024	2023
Platform operations	$406	$892
Sales and marketing	755	2,512
Technology and development	500	1,327
General and administrative	2,779	2,741
Total	$4,440	$7,472
RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2023	3,647	$6.03
Granted	2,312	9.24
Vested	(1,138)	5.88
Canceled/forfeited	(137)	9.22
RSUs outstanding as of March 31, 2024	4,684	$7.56
As of March 31, 2024, the Company had unrecognized stock-based compensation relating to RSUs of approximately $33.1 million, which is expected to be recognized over a weighted-average period of 2.4 years.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Nonqualified Stock Options
The following summarizes nonqualified stock option activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	5,736	$5.41	8.6	$8,807
Granted	516	9.92
Exercised	(17)	6.04
Canceled	(97)	5.62
Expired	(3)	13.70
Outstanding as of March 31, 2024	6,135	$5.78	8.3	$30,031

Vested and exercisable	2,790	$5.44	7.9	$14,617
The weighted-average grant date fair value of the nonqualified stock options granted during the three months ended March 31, 2024 was $6.67. The Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $12.5 million, which is expected to be recognized over a weighted-average period of 1.9 years, as of March 31, 2024.
The assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options were as follows:

	Three Months Ended March 31,
	2024	2023
Risk free interest rate	4.1%	4.3%
Expected volatility	74.4%	81.5%
Expected term (in years)	5.8	6.0
Expected dividend yield	0.0%	0.0%
Risk-Free Interest Rate. The Company bases the risk-free interest rate assumption for equity awards on the rates for U.S. Treasury securities with maturities similar to those of the expected term of the award being valued.
Expected Volatility. Due to the limited trading history of the Company’s Class A common stock, the expected volatility assumption is based on both the volatility of a peer group of similar companies whose share prices are publicly available as well as the historical volatility of the Company's daily stock prices. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s own stock price becomes available.
Expected Term. Given the insufficient historical data relating to nonqualified stock option exercises, the expected term assumption is based on the simplified method, which uses the midpoint of the weighted average vesting period and the contractual term. The Company will continue to apply this process until a sufficient amount of historical information regarding the Company’s nonqualified stock option exercises becomes available.
Expected Dividend Yield. The Company’s expected dividend yield assumption is zero as it has never paid dividends and has no present intention to do so in the future.
Issuance of Shares
Upon vesting of shares under the LTIP, the Company will issue treasury stock. If treasury stock is not available, newly issued stock will be issued.
10. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset in the current and prior-year periods. The Company recognized an income tax benefit of $0.1 million attributable to the year-to-date loss and excess tax benefits on vested stock-

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

based compensation that will be realized during the year resulting in an effective tax rate of 3.0% for the three months ended March 31, 2024. The Company did not recognize an income tax expense or benefit for the three months ended March 31, 2023, which resulted in an effective tax rate of 0.0%.
As of March 31, 2024, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in Viant Technology LLC. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of March 31, 2024. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.
The Company has concluded based on applicable accounting standards and the weight of all available evidence, that it was MLTN that its deferred tax assets subject to the Tax Receivable Agreement ("TRA") entered into with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021 would not be realized as of March 31, 2024. Therefore, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of such deferred tax assets after concluding it was not probable that such TRA liability would be paid based on its estimates of future taxable income. As of March 31, 2024, the total unrecorded TRA liability is approximately $10.3 million. If utilization of the deferred tax assets subject to the TRA becomes MLTN in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.
11. Loss Per Share
For the three months ended March 31, 2024 and 2023, basic net loss per share has been calculated by dividing net loss attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been calculated in a manner consistent with that of basic net loss per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.
The following table presents the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(3,214)	$(9,376)
Less: Net loss attributable to noncontrolling interests	(2,267)	(6,896)
Net loss attributable to Viant Technology Inc.	$(947)	$(2,480)
Denominator
Weighted-average shares of Class A common stock outstanding—basic	15,949	14,748
Weighted-average shares of Class A common stock outstanding—diluted	15,949	14,748

Loss per share of Class A common stock—basic	$(0.06)	$(0.17)
Loss per share of Class A common stock—diluted	$(0.06)	$(0.17)

Anti-dilutive shares excluded from loss per share of Class A common stock—diluted:
Restricted stock units	4,684	4,496
Nonqualified stock options	6,135	5,755
Shares of Class B common stock	46,985	47,082
Total shares excluded from loss per share of Class A common stock—diluted	57,804	57,333
12. Noncontrolling Interests
Viant Technology Inc. is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC. We report noncontrolling interests representing the economic interests in Viant Technology LLC

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

held by the other members of Viant Technology LLC. The limited liability company agreement of Viant Technology LLC, as amended and restated (the “Viant Technology LLC Agreement”) classifies the interests acquired by the Company as Class A units, reclassified the interests held by the continuing members of Viant Technology LLC as Class B units and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in Viant Technology LLC while retaining control of Viant Technology LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Class B units in Viant Technology LLC by the other members and future issuances of Class A common stock under the LTIP will result in a change in ownership, where the Company will rebalance the noncontrolling interest, offset by a change in additional-paid-in-capital.
The following table summarizes the ownership of Viant Technology LLC:

	As of March 31, 2024		As of December 31, 2023
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	16,440,946	25.9%	15,783,941	25.1%
Noncontrolling interests	46,984,825	74.1%	47,032,260	74.9%
Total	63,425,771	100.0%	62,816,201	100.0%
During the three months ended March 31, 2024, noncontrolling interests exchanged 47,435 Class B shares of Viant Technology LLC for 47,435 shares of the Company’s Class A common stock, which also resulted in the cancellation of 47,435 shares of the Company’s Class B common stock that was previously held by noncontrolling interests with no additional consideration provided.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to Viant Technology Inc.	$(947)	$(2,480)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(1,003)	(2,377)
Change from net loss attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(1,950)	$(4,857)
13. Commitments and Contingencies
Lease Commitments
As of March 31, 2024, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of March 31, 2024, we had non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage and other computing services. As of March 31, 2024, we estimate these obligations to be approximately $4.5 million for the remainder of 2024, $5.9 million in 2025, and $1.5 million in 2026.
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
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of March 31, 2024.
14. Subsequent Events
Stock Repurchase Program
On April 23, 2024, the Company’s board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of the Company’s Class A common stock or Class B units of Viant Technology LLC. The Company may repurchase shares under the program, from time to time through open market purchases, block trades, in privately negotiated transactions, accelerated share repurchase transactions, or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, timing, and manner of any repurchases will be determined at the Company’s discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The stock repurchase program does not obligate the Company to repurchase any particular amount of Class A common stock or Class B units, has no time limit, and may be modified, suspended, or discontinued at any time without notice, at the discretion of the board of directors. The Company expects to fund repurchases from existing cash and cash equivalents, short-term investments and/or future cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Viant Technology Inc. and its subsidiaries (“Viant,” “we,” “us,” “our” or the “Company”) should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on March 4, 2024. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, the risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and discussed elsewhere in this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Our DSP is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their digital advertising across most channels. Through our omni-channel platform, a marketer can easily buy ads on connected TV, linear TV, mobile, desktop, in-game, streaming audio and digital billboards.
Our DSP is an easy-to-use self-service platform that provides our customers with transparency and control over their advertising campaigns. Our platform offers customers unique visibility across a variety of inventory, allowing them to create customized audience segments and leverage our household ID and strategic partner data to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and built-in automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return on advertising spend (“ROAS”) across channels, a feature we believe helps us grow our customer base as more customers recognize its benefits.
We generate revenue by charging platform fees and service fees pursuant to agreements that enable a wide variety of marketers and their agencies to select the mix of pricing and service options that suits their unique business and advertising budget.
These options consist of a percentage of spend pricing option and a fixed cost per mille (“CPM”) pricing option. Customers who prefer to use our platform on a self-service basis to execute their advertising campaigns enter into master service agreements (“MSAs”) with us, and we generate revenue under these arrangements by charging a platform fee that is primarily a percentage of spend. Customers who prefer to use our fixed CPM pricing option enter into insertion order (“IO”) arrangements with us, and we generate revenue by charging these customers a platform fee at a price for every 1,000 impressions an ad receives. We also offer additional service options to customers accessing our platform under an MSA or an IO, which enables them to use our services to aid them in data management, media execution and advanced reporting. When customers utilize these service options, we generate revenue by charging a service fee separate from the platform fee consisting of (1) a fee that represents a percentage of spend; (2) a flat monthly fee, or (3) a fixed CPM.
We believe that offering a mix of pricing and service options provides greater flexibility and access to our platform for marketers and their advertising agencies seeking to plan, buy and measure programmatic campaigns.
Our financial results for the three months ended March 31, 2024 and 2023, respectively, include:
•Revenue of $53.4 million and $41.7 million, representing an increase of 28.0%;
•Gross profit of $23.5 million and $18.4 million, representing an increase of 27.9%;
•Contribution ex-TAC(1) of $34.1 million and $28.0 million, representing an increase of 21.9%;
•Net loss of $3.2 million and $9.4 million, representing an improvement of 65.7%;
•Non-GAAP net income (loss)(1) of $1.3 million and $(1.8) million, representing an improvement of 174.3%; and
•Adjusted EBITDA(1) of $3.1 million and $(0.4) million, representing an improvement of 888.5%.
(1)Contribution ex-TAC, non-GAAP net income (loss) and adjusted EBITDA are non-GAAP financial measures. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
TAC, non-GAAP net income (loss) and adjusted EBITDA to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Factors Affecting Our Performance
Attract, Retain and Grow our Customer Base
Our future growth depends on our ability to enhance and improve our offerings and platform to increase our customers' usage of our platform and add new customers. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe we are well positioned to capture more of our customers’ programmatic budgets. We also continue to add functionality to our platform to encourage our customers to increase their usage. For instance, we continue to leverage artificial intelligence and machine learning in our platform to help our customers improve the efficiency and effectiveness of their advertising campaigns. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP and highlight the advantages of our household ID and strategic partner data as cookie-based options become increasingly limited.
We evaluate our customers' usage of our platform and assess our market penetration and scale based on changes in revenue, contribution ex-TAC and advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee that we charge customers. For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, our revenue grew 28%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue, gross profit and contribution ex-TAC during the quarter. For a detailed discussion of our key operating measures, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
Investment in Growth
We believe that the advertising market is in the early stages of a shift toward programmatic advertising. We plan to invest for long-term growth. We anticipate that our operating expenses will continue to increase over the long-term as we invest in platform operations, technology and development to enhance our product capabilities including the integration of new advertising channels, and in sales and marketing to acquire new customers and increase our customers’ usage of our platform. We believe that these investments will contribute to our long-term growth, although they may have a negative impact on our profitability in the near-term.
Impact of Macroeconomic and Geopolitical Conditions
Macroeconomic conditions and geopolitical events, such as pandemics, inflation, high interest rates, tightening of credit markets, recession risks, labor shortages, supply chain disruptions, and potential disruptions from international conflicts and acts of terrorism, have impacted and may continue to impact our business and the business of our customers, while also disrupting sales channels and advertising and marketing activities. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows, and on our clients, partners, industry and employees. The extent to which these factors impact our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Due to the nature of our business, the effect of these macroeconomic conditions and geopolitical events may not be fully reflected in our results of operations until future periods.
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
Seasonality
In the advertising industry, companies commonly experience seasonal fluctuations in revenue, as many marketers allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter has reflected our highest level of advertising activity and related revenue for the year. We generally expect the subsequent first quarter to reflect lower activity levels, but this trend may be masked due to the continued growth of our business. In addition, historical seasonality may not be predictive of future results given the potential for changes in advertising buying patterns and consumer activity due to the potential impacts of the evolving macroeconomic and geopolitical conditions discussed above. Political advertising could also cause our revenue to increase during election cycles and decrease during other periods, making it difficult to predict our revenue, cash flow and operating results, all of which could fall below our expectations. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Results of Operations
The following tables present our unaudited condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Consolidated Statements of Operations Data:
Revenue	$53,393	$41,720
Operating expenses(1):
Platform operations	29,880	23,337
Sales and marketing	12,899	12,169
Technology and development	5,232	5,894
General and administrative	11,074	11,428
Total operating expenses	59,085	52,828
Loss from operations	(5,692)	(11,108)
Total other expense (income), net	(2,379)	(1,732)
Loss before income taxes	(3,313)	(9,376)
Benefit from income taxes	(99)	—
Net loss	(3,214)	(9,376)
Less: Net loss attributable to noncontrolling interests	(2,267)	(6,896)
Net loss attributable to Viant Technology Inc.	$(947)	$(2,480)

	Three Months Ended March 31,
	2024	2023

	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Operating expenses(1):
Platform operations	56%	56%
Sales and marketing	24%	29%
Technology and development	10%	14%
General and administrative	21%	27%
Total operating expenses	111%	127%
Loss from operations	(11)%	(27)%
Total other expense (income), net	(4)%	(4)%
Loss before income taxes	(6)%	(22)%
Benefit from income taxes	—%	—%
Net loss	(6)%	(22)%
Less: Net loss attributable to noncontrolling interests	(4)%	(17)%
Net loss attributable to Viant Technology Inc.	(2)%	(6)%
*Percentages may not sum due to rounding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Stock-based compensation, depreciation and amortization included in operating expenses are as follows:

	Three Months Ended March 31,
	2024	2023
Stock-based compensation:
Platform operations	$406	$892
Sales and marketing	755	2,512
Technology and development	500	1,327
General and administrative	2,779	2,741
Total stock-based compensation	$4,440	$7,472

	Three Months Ended March 31,
	2024	2023
Depreciation:
Platform operations	$3,526	$2,712
Sales and marketing	—	—
Technology and development	431	393
General and administrative	141	147
Total depreciation	$4,098	$3,252

	Three Months Ended March 31,
	2024	2023
Amortization:
Platform operations	$—	$58
Sales and marketing	—	—
Technology and development	—	—
General and administrative	48	102
Total amortization	$48	$160
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenue	$53,393	$41,720	$11,673	28%
Revenue increased by $11.7 million, or 28%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to a 79% increase in revenue from marketers in the public services, retail, financial services, and travel industry verticals, partially offset by a 7% decrease in all other industry verticals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Operating Expenses
Platform Operations

	Three Months Ended March 31,		Change
	2024	2023	$	%
Traffic acquisition costs	$19,272	$13,729	$5,543	40%
Other platform operations	10,608	9,608	1,000	10%
Total platform operations	$29,880	$23,337	$6,543	28%
Percentage of revenue	56%	56%
Platform operations expense increased by $6.5 million, or 28%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was driven by a $5.5 million increase in traffic acquisition costs (“TAC”), a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also driven by an increase in other platform operations expense due to a $0.7 million increase in depreciation and amortization, net, related to our continued investment in developed technology, a $0.6 million increase in cloud and data center services in support of our DSP and a $0.2 million increase in personnel costs, partially offset by a $0.5 million decrease in stock-based compensation.
Sales and Marketing

	Three Months Ended March 31,		Change
	2024	2023	$	%
Sales and marketing	$12,899	$12,169	$730	6%
Percentage of revenue	24%	29%
Sales and marketing expense increased by $0.7 million, or 6%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was due to a $1.3 million increase in advertising expense, a $0.8 million increase in personnel costs and a $0.5 million increase in travel and entertainment expense, partially offset by a $1.8 million decrease in stock-based compensation and a $0.1 million decrease in facilities expense.
Technology and Development

	Three Months Ended March 31,		Change
	2024	2023	$	%
Technology and development	$5,232	$5,894	$(662)	(11)%
Percentage of revenue	10%	14%
Technology and development expense decreased by $0.7 million, or 11%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was due to a $0.8 million decrease in stock-based compensation, partially offset by a $0.1 million increase in software license and subscription costs.
General and Administrative

	Three Months Ended March 31,		Change
	2024	2023	$	%
General and administrative	$11,074	$11,428	$(354)	(3)%
Percentage of revenue	21%	27%
General and administrative expense decreased by $0.4 million, or 3%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This decrease was due to a $0.4 million decrease in business insurance and tax, accounting, legal, and consulting expenses associated with general corporate and compliance matters, a $0.2 million decrease in recruiting services and a $0.2 million decrease in travel and entertainment expense, partially offset by a $0.4 million increase in personnel costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Total Other Expense (Income), Net

	Three Months Ended March 31,		Change
	2024	2023	$	%
Total other expense (income), net	$(2,379)	$(1,732)	$(647)	37%
Percentage of revenue	(4)%	(4)%
Total other income, net increased by $0.6 million, or 37%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily attributable to higher interest income on cash and cash equivalents driven by higher interest rates.
For the three months ended March 31, 2024 and 2023, total interest cost incurred was $0.1 million. Interest costs capitalized during the three months ended March 31, 2024 and 2023 were de minimis.
Provision For (Benefit From) Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(NM = Not Meaningful)
Provision for (benefit from) income taxes	$(99)	$—	$(99)	NM
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the three months ended March 31, 2024 and 2023. The benefit from income taxes was $0.1 million during the three months ended March 31, 2024 attributable to the year-to-date loss and excess tax benefits on vested stock-based compensation that will be realized during the year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023	Change (%)

	(NM = Not Meaningful)
Operating and Financial Performance Measures
Gross profit	$23,513	$18,383	28%
Contribution ex-TAC	$34,121	$27,991	22%
Total operating expenses	$59,085	$52,828	12%
Non-GAAP operating expenses	$31,046	$28,381	9%
Net loss	$(3,214)	$(9,376)	66%
Adjusted EBITDA	$3,075	$(390)	888%
Net loss as a percentage of gross profit	(14)%	(51)%	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	9%	(1)%	NM
Non-GAAP net income (loss)	$1,348	$(1,814)	174%
Earnings (loss) per share—basic	$(0.06)	$(0.17)	65%
Earnings (loss) per share—diluted	$(0.06)	$(0.17)	65%
Non-GAAP earnings (loss) per share—basic	$0.02	$(0.03)	167%
Non-GAAP earnings (loss) per share—diluted	$0.02	$(0.03)	167%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended March 31,
	2024	2023
Revenue	$53,393	$41,720
Less: Platform operations	(29,880)	(23,337)
Gross profit	23,513	18,383
Add: Other platform operations	10,608	9,608
Contribution ex-TAC	$34,121	$27,991
Non-GAAP Operating Expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense (income), net, less TAC, stock-based compensation, depreciation, amortization and certain other items that are not related to our core operations, such as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
restructuring and other charges and transaction expenses. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of TAC, stock-based compensation, depreciation, amortization and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core controllable costs, and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
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
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Platform operations	$29,880	$23,337
Sales and marketing	12,899	12,169
Technology and development	5,232	5,894
General and administrative	11,074	11,428
Total operating expenses	59,085	52,828
Add:
Other expense, net	2	87
Less:
Traffic acquisition costs	(19,272)	(13,729)
Stock-based compensation	(4,440)	(7,472)
Depreciation and amortization	(4,146)	(3,412)
Restructuring and other(1)	(183)	79
Non-GAAP operating expenses	$31,046	$28,381
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three months ended March 31, 2024, and adjustments to severance charges initially recognized during 2022 for the three months ended March 31, 2023.
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
Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC are used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating adjusted EBITDA can provide a measure for period-to-period comparisons of our business. Adjusted EBITDA as a percentage of contribution ex-TAC, a non-GAAP financial measure, is used by our management and board of directors to evaluate adjusted EBITDA relative to our profitability after costs that are directly variable to revenues, which comprise TAC. Accordingly, we believe that adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC provide information to investors and the market

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
in understanding and evaluating our operating results in the same manner as our management and board of directors. Net income (loss) as a percentage of gross profit is the most comparable GAAP financial measure.
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
The following table presents a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,214)	$(9,376)
Add back (less):
Interest income, net	(2,381)	(1,819)
Benefit from income taxes	(99)	—
Depreciation and amortization	4,146	3,412
Stock-based compensation	4,440	7,472
Restructuring and other(1)	183	(79)
Adjusted EBITDA	$3,075	$(390)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three months ended March 31, 2024, and adjustments to severance charges initially recognized during 2022 for the three months ended March 31, 2023.
The following table presents the calculation of net loss as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended March 31,
	2024	2023
Gross profit	$23,513	$18,383
Net loss	$(3,214)	$(9,376)
Net loss as a percentage of gross profit	(14)%	(51)%
Contribution ex-TAC(1)	$34,121	$27,991
Adjusted EBITDA	$3,075	$(390)
Adjusted EBITDA as a percentage of contribution ex-TAC	9%	(1)%
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
The following table presents a reconciliation of net loss to non-GAAP net income (loss) for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,214)	$(9,376)
Add back (less):
Stock-based compensation	4,440	7,472
Restructuring and other(1)	183	(79)
Income tax benefit (expense) related to Viant Technology Inc.’s share of non-GAAP pre-tax income (loss)(2)	(61)	169
Non-GAAP net income (loss)	$1,348	$(1,814)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three months ended March 31, 2024, and adjustments to severance charges initially recognized during 2022 for the three months ended March 31, 2023.
(2)The estimated income tax effect of our share of non-GAAP pre-tax income (loss) for the three months ended March 31, 2024 and 2023 is calculated using assumed blended tax rates of 27% and 28%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of common shares such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the three months ended March 31, 2024, Class B common stock has been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and treasury stock method. For the three months ended March 31, 2023, Class B common stock, RSUs and nonqualified stock options have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under both the if-converted and treasury stock method.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the periods presented:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net income (loss)	$(3,214)	$—	$(3,214)	$(9,376)	$—	$(9,376)
Adjustments:
Add back: Stock-based compensation	—	4,440	4,440	—	7,472	7,472
Add back: Restructuring and other(1)	—	183	183	—	(79)	(79)
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(2)	—	(61)	(61)	—	169	169
Non-GAAP net income (loss)	(3,214)	4,562	1,348	(9,376)	7,562	(1,814)
Less: Net income (loss) attributable to noncontrolling interests(3)	(2,267)	3,348	1,081	(6,896)	5,517	(1,379)
Net income (loss) attributable to Viant Technology Inc.—basic	(947)	1,214	267	(2,480)	2,045	(435)
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of dilutive securities for Class A common stock	—	42	42	—	—	—
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	(12)	(12)	—	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(947)	$1,244	$297	$(2,480)	$2,045	$(435)
Denominator
Weighted-average shares of Class A common stock outstanding —basic	15,949		15,949	14,748		14,748
Effect of dilutive securities:
Restricted stock units	—		1,897	—		—
Nonqualified stock options	—		1,034	—		—
Weighted-average shares of Class A common stock outstanding —diluted	15,949		18,880	14,748		14,748

Earnings (loss) per share of Class A common stock—basic	$(0.06)	$0.08	$0.02	$(0.17)	$0.14	$(0.03)
Earnings (loss) per share of Class A common stock—diluted	$(0.06)	$0.08	$0.02	$(0.17)	$0.14	$(0.03)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	4,684		—	4,496		4,496
Nonqualified stock options	6,135		—	5,755		5,755
Shares of Class B common stock	46,985		46,985	47,082		47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	57,804		46,985	57,333		57,333

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three months ended March 31, 2024, and adjustments to severance charges initially recognized during 2022 for the three months ended March 31, 2023.
(2)The estimated income tax effect of our share of non-GAAP pre-tax income (loss) for the three months ended March 31, 2024 and 2023 is calculated using assumed blended tax rates of 27% and 28%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(3)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation and restructuring charges attributed to the noncontrolling interests outstanding during the period.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $206.1 million and working capital, consisting of current assets less current liabilities, of $226.5 million, compared to cash and cash equivalents of $216.5 million and working capital of $231.6 million as of December 31, 2023.
Our primary sources of cash are revenues derived from the programmatic purchase of advertising on our platform and our existing cash and cash equivalents, although we have addressed, and may in the future address, our liquidity needs by utilizing our borrowing capacity under the asset-based revolving credit and security agreement we have with PNC Bank (as amended in April 2023) (the “Amended Loan Agreement”), obtaining debt financing from other sources or raising additional funds by issuing equity.
Our primary uses of cash are capital expenditures to develop our technology in support of enhancing our platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; the payment of debt obligations used to finance our operations, capital expenditures, platform development and rapid growth; and future minimum payments under our non-cancelable operating leases. We intend to continue investing in critical areas of our business in 2024 to further accelerate demand for our product and growth across the platform. Additionally, we may use cash to fund repurchases under the stock repurchase program approved by our board of directors in April 2024.
We assess our liquidity in terms of our ability to generate cash sufficient to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We believe our existing cash and cash equivalents, cash flow from revenues derived from the programmatic purchase of advertising on our platform and the undrawn availability under our revolving credit facility will be sufficient to meet our cash requirements over the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations, the undrawn availability under our revolving credit facility and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate positive cash flows through programmatic advertising purchases on our platform, our ability to access the capital markets and other factors, including those discussed under the section titled “Risk Factors” in this Quarterly Report.
Commitments
As of March 31, 2024, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $3.5 million for the remainder of 2024, $5.0 million in 2025, $4.9 million in 2026, $5.0 million in 2027, and $4.1 million in 2028, and non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $4.5 million for the remainder of 2024, $5.9 million in 2025, and $1.5 million in 2026.
We did not have any other off-balance sheet arrangements as of March 31, 2024 other than the minimum payments under the operating leases, hosting arrangements and the indemnification agreements described above and in Note 13—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Tax Receivable Agreement
On February 9, 2021, in connection with our initial public offering ("IPO"), we entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Viant Technology LLC, continuing members of Viant Technology LLC (our “pre-IPO owners”) and the TRA Representative (as defined in the Tax Receivable Agreement), as described under Note 10—Income Taxes and Tax Receivable Agreement to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. From time to time, our subsidiary, Viant Technology LLC, makes cash distributions on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities with respect to their share of earnings of Viant Technology LLC. These payments are reflected within “Payment of member tax distributions” on the condensed consolidated statements of cash flows. As of March 31, 2024, we concluded that it was more likely than not that our deferred tax assets subject to the Tax Receivable Agreement would not be realized. Therefore, we currently do not expect to make payments under our Tax Receivable Agreement based on our estimates of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
future taxable income. As of March 31, 2024, the total unrecorded liability for our Tax Receivable Agreement is approximately $10.3 million.
Shelf Registration Statement
On March 22, 2024, we filed a “shelf” registration statement on Form S-3 (Reg. No. 333-278177) with the SEC, which was declared effective on April 23, 2024. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings for our own account in an aggregate amount up to $100 million and allows certain selling securityholders to offer and sell up to 10,000,000 shares of Class A common stock in one or more offerings. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering. We would not receive any proceeds from any sale of our Class A common stock by the selling securityholders.
Stock Repurchase Program
On April 23, 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of our Class A common stock or Class B units of Viant Technology LLC. We may make repurchases under the program, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, timing, and manner of any repurchases will be determined at our discretion, subject to general market conditions, as well as our management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The stock repurchase program does not obligate us to repurchase any specific number of Class A common stock or Class B units, has no time limit, and may be modified, suspended, or discontinued at any time without notice, at the discretion of the board of directors. We expect to fund repurchases from existing cash and cash equivalents, short-term investments and/or future cash flows.
Revolving Credit Facility
As of March 31, 2024, our Amended Loan Agreement provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of March 31, 2024 and December 31, 2023, there was no outstanding balance and up to $74.1 million of undrawn availability under the revolving credit facility.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of March 31, 2024, we would have been in compliance with this covenant, if applicable, and we do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months.
We are a holding company with no operations of our own and are dependent on distributions from Viant Technology LLC to pay our taxes and satisfy any current or future cash requirements. Our Amended Loan Agreement imposes, and any future credit facilities may impose, limitations on our ability and the ability of Viant Technology LLC to pay dividends to third parties.
For further discussion of our Amended Loan Agreement, refer to Note 8—Revolving Credit Facility to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Cash Flows
Cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows included in Item 8 of this Quarterly Report, are summarized in the following table for the periods presented:

	Three Months Ended March 31,
	2024	2023
Consolidated Statements of Cash Flows Data
Cash flows provided by (used in) operating activities	$3,838	$(565)
Cash flows used in investing activities	(4,062)	(2,673)
Cash flows used in financing activities	(10,177)	(1,593)
Net increase (decrease) in cash and cash equivalents	$(10,401)	$(4,831)

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
Our cash flows provided by operating activities for the three months ended March 31, 2024 was $3.8 million, a net increase of $4.4 million from cash flows used in operating activities for the three months ended March 31, 2023 of $0.6 million. Cash flows provided by operating activities for the three months ended March 31, 2024 resulted primarily from:
•a decrease of $3.2 million from net loss;
•an increase of $9.5 million due to non-cash add back adjustments to net loss primarily comprised of $4.4 million for stock-based compensation, $4.1 million for depreciation and amortization and $1.0 million of noncash lease expense;
•a decrease of $0.6 million from changes in working capital (excluding deferred revenue, other liabilities, and operating lease liabilities), including a net increase of $2.3 million in accounts receivable, prepaid assets and other assets primarily related to higher sales and timing of customer collections due to seasonal fluctuations as well as a decrease of $2.9 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments;
•a decrease in deferred revenue of $0.1 million;
•a decrease in operating lease liabilities of $1.0 million; and
•a decrease in other liabilities of $0.7 million.
During the three months ended March 31, 2023, cash used in operating activities of $0.6 million resulted primarily from a net loss of $9.4 million offset by non-cash add back adjustments to net loss of $7.5 million for stock-based compensation, $3.4 million for depreciation and amortization, $1.0 million of amortization of operating lease assets and an increase in net working capital (excluding deferred revenue, operating lease liabilities and other liabilities) of $2.4 million, offset by an increase in deferred revenue of $0.9 million, a decrease in operating lease liabilities of $0.7 million and a decrease in other liabilities of $1.0 million.
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
Our cash flows used in investing activities for the three months ended March 31, 2024 was $4.1 million, a net increase of $1.4 million, or 52%, from cash flows used in investing activities for the three months ended March 31, 2023 of $2.7 million. Cash flows used in investing activities for the three months ended March 31, 2024 resulted from:
•$3.5 million of investments in capitalized software to develop our technology in support of enhancing our platform; and
•$0.5 million of purchases of property and equipment.
During the three months ended March 31, 2023, cash used in investing activities of $2.7 million resulted from $2.4 million of investments in capitalized software development costs and $0.3 million of purchases of property and equipment.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Our cash flows used in financing activities for the three months ended March 31, 2024 was $10.2 million, a net increase of $8.6 million from cash flows used in financing activities for the three months ended March 31, 2023 of $1.6 million. Cash flows used in financing activities for the three months ended March 31, 2024 resulted primarily from $5.5 million for the repurchase of treasury stock in connection with the taxes paid related to the vesting of equity awards and $4.7 million from payments for member tax distributions.
During the three months ended March 31, 2023, cash flows used in financing activities of $1.6 million resulted primarily from the repurchase of treasury stock in connection with the taxes paid related to net share settlement of equity awards.
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
Since the date of our Annual Report on Form 10-K for the year ended December 31, 2023, there have been no material changes in our critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recently Issued Accounting Pronouncements
For information regarding recently issued accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2024, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties described below, together with all other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report, and in our other public filings with the SEC. The occurrence of any of the following risks, as well as any risks or uncertainties not currently known to us or that we currently do not believe to be material, could materially and adversely affect our business, prospects, financial condition, results of operations and cash flow, in which case, the trading price of our Class A common stock could decline and you could lose all or part of your investment.
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
•The effects of macroeconomic conditions and geopolitical events, such as inflation, high interest rates, and other adverse market events, have had, and could in the future have, an adverse impact on our business, operating results and financial condition;
•If our access to advertising inventory is diminished or fails to grow, our revenue could decline and our growth could be impeded;
•If our access to data related to our household ID is diminished, the effectiveness of our platform would be decreased, which could harm our operating results and financial condition;
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

•A significant breach of our IT Systems or Confidential Data (each as defined in Item 1A), or of the security of our or our customers’, suppliers’, or other third parties’ systems or data upon which we rely could be detrimental to our business, reputation and results of operations;
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
The effects of macroeconomic conditions and geopolitical events, such as inflation, high interest rates and other adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition.
Our business and operations have been and could in the future be adversely affected by macroeconomic conditions and geopolitical events, such as bank failures, high interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, pandemics, international conflicts and acts of terrorism. A recession, depression, or other economic slowdown resulting from macroeconomic conditions and geopolitical events could materially and adversely affect our business and that of our customers or potential customers and our results could fluctuate unpredictably.
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
If our access to data related to our household ID is diminished, the effectiveness of our platform would be decreased, which could harm our operating results and financial condition.
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
If we were to lose access to significant amounts of the data that enables our Household ID framework, or the compliance obligations for our suppliers or us become too onerous, our ability to provide products and services to our customers could be materially and adversely impacted, which could be materially adverse to our business, operating results and financial condition.
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
We had 334 employees as of March 31, 2024. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
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
In addition, we derive a significant portion of our revenue from advertising in the connected TV, mobile, and desktop channels, which are rapidly evolving, highly competitive, complex and fragmented. We face significant competition in these markets which we expect will intensify in the future. While fewer of our competitors currently have capability in other channels such as linear TV, in-game streaming audio and digital billboard channels, we also expect to face additional competition in those channels in the future.
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
For example, in recent years browser providers have enacted and may continue to enact changes restricting the use of third-party cookies in their browsers, which may cause instability in the digital advertising market. Execution and measurement in digital advertising relies to a significant extent on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, to collect data about users and devices (collectively referred to as "cookies"). Although our business is less reliant on cookies than some of our competitors because we do not need cookies for marketers and their advertising agencies to identify consumers with our identity resolution capabilities and identity graph, we do use third-party cookies in connection with our business for execution of obtaining information about consumers, and for delivering digital advertising. Today, Apple's Safari, Mozilla's Firefox and Microsoft's Edge already block third-party cookies by default. Google's web browser, Chrome, offers controls over third-party cookies and has announced plans to deprecate support for third-party cookies and user agent string entirely. In January 2024, Google disabled third-party cookies for 1% of Chrome users and plans to completely disable third-party cookies in 2025, though the exact timing remains uncertain. In addition, regulators have raised doubts that Google's proposed replacements for cookies will be sufficient to comply with privacy laws, creating more challenges to Google's deprecation plans, which may result in further delays. Google is also testing technologies under the “Privacy Sandbox” label in 2024, which may provide modified targeting and measurement functionality to digital advertising ecosystem participants as a limited replacement for the functionality currently provided through the use of third-party cookies on Chrome. We believe that Google’s planned deprecation of third-party cookies and its ongoing development of these technologies, which we expect to be technically complex and designed in a manner that does not favor us or our partners, has created and will likely continue to create industry uncertainty regarding the potential effects on user experience and advertiser targeting and measurement. Although we believe our platform is well-positioned to adapt to such changes, particularly with our Viant Household ID, the impact of such changes remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel. Google has also introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Other browsers have added similar controls. These actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate, which could cause changes in advertising budget allocations and thereby could negatively impact our business. In addition, these browser and platform providers may frequently delay or change their previously announced operations or policies.
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
We are a holding company and our only business is to act as the managing member of Viant Technology LLC, and our only material assets are Class A units representing approximately 25.9% of the membership interests of Viant Technology LLC as of March 31, 2024. We do not have any independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will depend upon the financial results and cash flows of Viant Technology LLC.
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
Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. In particular, we offer our customers a choice of two different pricing options: a percentage of spend option and a fixed CPM pricing option. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. Our revenue and contribution ex-TAC vary across these different pricing and service options, and therefore our results may vary based on the mix of pricing and service options chosen by customers in any given period. Contribution ex-TAC is a non-GAAP financial measure. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.” The varying nature of our pricing mix between periods may make it more difficult for us to forecast our future operating results. Further, variation in our pricing mix may make it more difficult to make comparisons between prior, current and future periods. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Fluctuations in our operating results could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our Class A common stock. Because our business is changing and evolving rapidly, and the macroeconomic and geopolitical environment continues to evolve as a result of pandemics, bank failures, labor shortages, inflation and monetary supply shifts, high interest rates, tightening of credit markets, and potential disruptions from international conflicts and acts of terrorism, our historical operating results may not be necessarily indicative of our future operating results. In addition to changes in terms of mix of our different pricing options, factors that may cause our operating results to fluctuate include the following:
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
•changes in the economic prospects of marketers or the economy generally (due to pandemics, labor shortages, inflation and monetary supply shifts, high interest rates, tightening of credit markets, and potential disruptions from international conflicts and acts of terrorism or otherwise), which could alter marketers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
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
Our Amended Loan Agreement contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur indebtedness, create liens, make investments, merge with other companies, dispose of our assets, prepay other indebtedness and make dividends and other distributions. The terms of our Amended Loan Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. The Amended Loan Agreement also contains a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest under the Amended Loan Agreement.

If we are unable to comply with our payment requirements, or obtain a waiver from our lender, our lender may accelerate our obligations under our Amended Loan Agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with our covenants under the Amended Loan Agreement, it could result in an event of default under the agreement and our lender could make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.
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
The market price of equity securities of technology companies has historically experienced high levels of volatility. The closing price of our Class A common stock since first trading on February 10, 2021 through April 26, 2024 has ranged from a low of $3.15 to a high of $68.31. The market price of our Class A common stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. For instance, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Sales of substantial blocks of our Class A common stock into the public market, or the perception that such sales might occur, could cause the market price of our Class A common stock to decline.
Sales of substantial blocks of our Class A common stock into the public market, or the perception that such sales might occur as a result of our utilization of our universal shelf registration statement or otherwise, in particular sales by our directors, officers or other affiliates, could cause the market price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities.
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
Through their ownership of common stock, the Vanderhook Parties control approximately 70% of the voting power of our common stock in the election of directors as of March 31, 2024. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.
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
Purchases of shares of our Class A common stock or Class B units pursuant to our stock repurchase plan may affect the value of our Class A common stock, and there can be no assurance that our stock repurchase plan will enhance stockholder value.
In April 2024, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $50 million of our Class A common stock or Class B units of Viant Technology LLC, including through open market purchases, in privately negotiated transactions, or by other means, including through the use of Rule 10b5-1 trading plans, each in accordance with applicable securities laws and other restrictions. The timing, amount, and manner of any repurchase will be determined at our discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. Our repurchases could affect the trading price of our Class A common stock, increase trading price volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our Class A common stock.
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
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and metrics may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
While we have and continue to engage in voluntary initiatives (which may include voluntary disclosures, certifications, and/or goals, among others) to improve the ESG profile of the Company and/or our products, such initiatives may require considerable investments and may not have the desired effect. For example, our goals, such as efforts to be carbon neutral in fiscal 2023 and subsequent years, with all of their contingencies, dependencies, calculations and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious, and we may not achieve them, either according to specific standards or stakeholder expectations or at all. Moreover, actions or statements that we may take based on expectations, assumptions, methodologies, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. In addition, ESG initiatives may be particularly prone to errors or misinterpretation, as they often involve substantial discretion given there is no consensus on specific best practices and related standards and methodologies, all of which continue to evolve. For example, we have identified certain calculation discrepancies in historically reported emissions metrics and statements, which has required us to purchase additional environmental attributes in order to achieve our fiscal 2023 carbon neutrality goal. While these discrepancies have not materially impacted our ESG strategy or financial performance, we cannot guarantee that other ESG-reporting errors will not occur in future or the ultimate impact such errors might have. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives) and/or align with evolving best practices, we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance, including as stakeholder perceptions of sustainability continue to evolve. Additionally, our current programs, reporting frameworks, and principles may not be in compliance with any new environmental and social laws and regulations, or novel interpretations of existing laws and regulations, that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial.
We expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has finalized rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Similar requirements have been proposed or adopted in other jurisdictions, such as the European Union and California, which may require us to incur further costs to the extent we are, or become, subject to such requirements. Noncompliance with applicable regulations or requirements could subject us to investigations, enforcement actions, sanctions, fines, damages, penalties, injunctions or termination of contracts.
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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In March 2024, we repurchased shares of Class A common stock in connection with the vesting of restricted stock units to provide the holders of such restricted units with cash to satisfy the estimated taxes incidental to the vesting of the related awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/24 to 1/31/24	—	$—	—	$—
2/1/24 to 2/29/24	—	—	—	—
3/1/24 to 3/31/24	165,068	10.13	—	—
Total	165,068	$10.13	—	—
(1)Represents the average price per share that we paid for the repurchases described above.
In April 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50.0 million of our Class A common stock or Class B units of Viant Technology LLC. For additional information, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Stock Repurchase Program.”

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

10.1*+	Viant Technology Inc. Non-Employee Director Compensation Policy, effective as of March 20, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________
*    Filed herewith.
+    Indicates management contract or compensatory plan, contract or arrangement.
†    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIANT TECHNOLOGY INC.

Date: April 30, 2024	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: April 30, 2024	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)