Form 10-Q
period 2024-06-30
Viant Technology Inc.
filed 2024-08-12
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No ☒
As of August 9, 2024, there were 16,264,415 shares and 46,934,667 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties.
In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our demand side platform in enabling the programmatic purchase of advertising in the digital advertising industry; our product strategy; our efforts to enhance the security and privacy of our platform; the impact of information and data privacy trends and regulations on our business and competitors; the potential impacts of macroeconomic and geopolitical events on our business and the business of our customers, suppliers and channel partners, and the economy; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; our environmental and sustainability initiatives; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$65,866	$57,223	$119,259	$98,943
Operating expenses:
Platform operations	35,122	33,523	65,002	56,860
Sales and marketing	13,088	11,691	25,987	23,860
Technology and development	5,815	6,172	11,047	12,066
General and administrative	12,612	11,088	23,686	22,516
Total operating expenses	66,637	62,474	125,722	115,302
Loss from operations	(771)	(5,251)	(6,463)	(16,359)
Other expense (income), net:
Interest income, net	(2,359)	(2,049)	(4,740)	(3,868)
Other expense, net	1	1	3	88
Total other expense (income), net	(2,358)	(2,048)	(4,737)	(3,780)
Income (loss) before income taxes	1,587	(3,203)	(1,726)	(12,579)
Provision for income taxes	99	—	—	—
Net income (loss)	1,488	(3,203)	(1,726)	(12,579)
Less: Net income (loss) attributable to noncontrolling interests	1,433	(2,140)	(834)	(9,036)
Net income (loss) attributable to Viant Technology Inc.	$55	$(1,063)	$(892)	$(3,543)
Earnings (loss) per share of Class A common stock:
Basic	$0.00	$(0.07)	$(0.05)	$(0.24)
Diluted	$0.00	$(0.07)	$(0.05)	$(0.24)
Weighted-average shares of Class A common stock outstanding:
Basic	16,480	15,135	16,214	14,943
Diluted	19,235	15,135	16,214	14,943
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$209,744	$216,458
Accounts receivable, net of allowances	122,922	117,473
Prepaid expenses and other current assets	8,683	6,486
Total current assets	341,349	340,417
Property, equipment, and software, net	29,946	28,261
Operating lease assets	24,072	22,995
Intangible assets, net	133	201
Goodwill	12,422	12,422
Other assets	628	615
Total assets	$408,550	$404,911
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$62,624	$47,342
Accrued liabilities	36,279	39,263
Accrued compensation	8,602	10,925
Deferred revenue	208	316
Current portion of operating lease liabilities	4,063	3,762
Other current liabilities	2,302	7,242
Total current liabilities	114,078	108,850
Long-term debt	—	—
Long-term portion of operating lease liabilities	22,530	21,672
Total liabilities	136,608	130,522
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 17,170,468 and 15,937,816	17	16
Outstanding — 16,375,138 and 15,783,941
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 46,984,667 and 47,032,260	47	47
Additional paid-in capital	119,740	112,830
Accumulated deficit	(49,162)	(43,509)
Treasury stock, at cost; 795,330 and 153,875 shares held	(7,578)	(1,127)
Total stockholders’ equity attributable to Viant Technology Inc.	63,064	68,257
Noncontrolling interests	208,878	206,132
Total equity	271,942	274,389
Total liabilities and stockholders’ equity	$408,550	$404,911
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of March 31, 2024	16,980	$17	46,985	$47	$116,571	$(45,589)	(539)	$(5,458)	$204,868	$270,456
Issuance of Class A common stock related to vesting of restricted stock units	190	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	—	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(190)	(1,773)	—	(1,773)
Repurchase of treasury stock related to the stock repurchase program	—	—	—	—	—	—	(573)	(5,480)	—	(5,480)
Reissuance of treasury stock	—	—	—	—	—	(3,628)	507	5,133	—	1,505
Allocation of equity to noncontrolling interests	—	—	—	—	(2,577)	—	—	—	2,577	—
Accrued member tax distributions	—	—	—	—	(448)	—	—	—	—	(448)
Stock-based compensation	—	—	—	—	6,194	—	—	—	—	6,194
Net income	—	—	—	—	—	55	—	—	1,433	1,488
Balance as of June 30, 2024	17,170	$17	46,985	$47	$119,740	$(49,162)	(795)	$(7,578)	$208,878	$271,942

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of March 31, 2023	15,444	$15	47,082	$47	$100,942	$(39,425)	(379)	$(1,567)	$202,001	$262,013
Issuance of Class A common stock related to vesting of restricted stock units	154	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	—	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(154)	(655)	—	(655)
Reissuance of treasury stock	—	—	—	—	—	(1,148)	277	1,148	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(3,956)	—	—	—	3,956	—
Accrued member tax distributions	—	—	—	—	(4,151)	—	—	—	—	(4,151)
Stock-based compensation	—	—	—	—	10,050	—	—	—	—	10,050
Net loss	—	—	—	—	—	(1,063)	—	—	(2,140)	(3,203)
Balance as of June 30, 2023	15,598	$16	47,082	$47	$102,885	$(41,636)	(256)	$(1,074)	$203,817	$264,055

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2023	15,938	$16	47,032	$47	$112,830	$(43,509)	(154)	$(1,127)	$206,132	$274,389
Issuance of Class A common stock related to vesting of restricted stock units	1,177	1	—	—	(1)	—	—	—	—	—
Exercise of stock options	8	—	—	—	40	—	—	—	—	40
Exchange of Class B common stock for Class A common stock	47	—	(47)	—	—	—	—	—	—	—
Repurchase of treasury stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(736)	(7,299)	—	(7,299)
Repurchase of treasury stock related to the stock repurchase program	—	—	—	—	—	—	(573)	(5,480)	—	(5,480)
Reissuance of treasury stock	—	—	—	—	—	(4,761)	668	6,328	—	1,567
Allocation of equity to noncontrolling interests	—	—	—	—	(3,580)	—	—	—	3,580	—
Accrued member tax distributions	—	—	—	—	(628)	—	—	—	—	(628)
Stock-based compensation	—	—	—	—	11,079	—	—	—	—	11,079
Net loss	—	—	—	—	—	(892)	—	—	(834)	(1,726)
Balance as of June 30, 2024	17,170	$17	46,985	$47	$119,740	$(49,162)	(795)	$(7,578)	$208,878	$271,942

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	14,784	$15	47,082	$47	$95,922	$(36,261)	(140)	$(475)	$206,520	$265,768
Cumulative impact of ASU 2016-13 adoption (CECL)	—	—	—	—	—	(209)	—	—	—	(209)
Balance as of January 1, 2023	14,784	$15	47,082	$47	$95,922	$(36,470)	(140)	$(475)	$206,520	$265,559
Issuance of Class A common stock related to vesting of restricted stock units	814	1	—	—	(1)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	—	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(533)	(2,222)	—	(2,222)
Reissuance of treasury stock	—	—	—	—	—	(1,623)	417	1,623	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(6,333)	—	—	—	6,333	—
Accrued member tax distributions	—	—	—	—	(5,625)	—	—	—	—	(5,625)
Stock-based compensation	—	—	—	—	18,922	—	—	—	—	18,922
Net loss	—	—	—	—	—	(3,543)	—	—	(9,036)	(12,579)
Balance as of June 30, 2023	15,598	$16	47,082	$47	$102,885	$(41,636)	(256)	$(1,074)	$203,817	$264,055
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,726)	$(12,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,313	6,951
Stock-based compensation	9,977	16,001
Provision for doubtful accounts	(32)	49
Loss on disposal of assets	9	104
Noncash lease expense	1,944	1,940
Changes in operating assets and liabilities:
Accounts receivable	(5,417)	11,433
Prepaid expenses and other assets	(2,466)	2,799
Accounts payable	15,608	(5,554)
Accrued liabilities	(3,139)	(5,187)
Accrued compensation	(2,495)	(3,206)
Deferred revenue	(108)	57
Operating lease liabilities	(1,862)	(1,671)
Other liabilities	(399)	(282)
Net cash provided by operating activities	18,207	10,855
Cash flows from investing activities:
Purchases of property and equipment	(1,484)	(348)
Capitalized software development costs	(7,274)	(6,114)
Net cash used in investing activities	(8,758)	(6,462)
Cash flows from financing activities:
Repurchase of treasury stock related to tax withholdings on vested equity awards	(7,299)	(2,222)
Repurchase of treasury stock related to the stock repurchase program	(5,267)	—
Payment of member tax distributions	(5,170)	(4,843)
Proceeds from the exercise of stock options	1,607	—
Payment of offering costs	(34)	—
Net cash used in financing activities	(16,163)	(7,065)
Net decrease in cash and cash equivalents	(6,714)	(2,672)
Cash and cash equivalents at beginning of period	216,458	206,573
Cash and cash equivalents at end of period	$209,744	$203,901
Supplemental disclosure of cash flow information:
Cash paid for interest	$140	$75
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	1,102	2,921
Operating lease assets obtained in exchange for operating lease liabilities	3,021	214
Capitalized assets financed by accounts payable and accrued liabilities	1,224	636
Accrued member tax distributions	—	782
Deferred offering costs recorded in accounts payable and accrued liabilities	292	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

1. Nature of Operations
Viant Technology Inc. (the “Company,” “we,” “us,” “our” or “Viant”) was incorporated in the State of Delaware on October 9, 2020. The Company operates a cloud-based demand side platform (“DSP”) that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across most channels, including connected TV, mobile, desktop, in-game, streaming audio and digital billboards.
Our headquarters are located in Irvine, California with other leased office spaces across the United States.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information which are unaudited and include the operations of the Company, Viant Technology LLC and its wholly owned subsidiaries. Viant Technology LLC is considered a variable interest entity (“VIE”). The Company is the primary beneficiary and sole managing member of Viant Technology LLC and has decision-making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Viant Technology LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
The condensed consolidated statements of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 (“fiscal 2024”), or for any other future annual or interim period.
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
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of June 30, 2024, cash equivalents included money market funds of $192.9 million.
Accounts Receivable, Net of Allowances
The following table presents changes in the allowance for doubtful accounts for the three and six months ended June 30, 2024:

(in thousands)
Balance as of December 31, 2023	$1,197
Provision for doubtful accounts	(87)
Write-offs, net of recoveries	—
Balance as of March 31, 2024	$1,110
Provision for doubtful accounts	55
Write-offs, net of recoveries	—
Balance as of June 30, 2024	$1,165
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
As of June 30, 2024, one individual customer accounted for 15.0% of consolidated accounts receivable. As of December 31, 2023, one individual customer accounted for 17.9% of consolidated accounts receivable.
As of June 30, 2024, two individual suppliers accounted for 17.0% and 12.7%, respectively, of consolidated accounts payable and accrued liabilities. As of December 31, 2023, three individual suppliers accounted for 16.1%, 14.4% and 11.6%, respectively, of consolidated accounts payable and accrued liabilities.
The following table provides the Company's concentrations of credit risk with respect to advertising agency holding companies and individual customers as a percentage of the Company's total revenues for the periods presented:

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advertising Agency Holding Company
A	<10.0%	<10.0%	12.0%	<10.0%
Individual Customer
B	<10.0%	<10.0%	10.3%	<10.0%
C	<10.0%	18.4%	<10.0%	12.2%
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
Recently Issued Accounting Pronouncements
Disclosure Improvements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 includes a number of amendments to clarify or improve disclosure and presentation requirements of a variety of topics in order to allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and to align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. This ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires companies with a single reportable segment to provide all existing segment disclosures in Topic 280, as well as new incremental segment information required by this standard on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is not expected to have a material impact on the Company's condensed consolidated financial statements.
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Recently Adopted Accounting Pronouncements
Financial Instruments—Credit Losses
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the incurred loss methodology, which results in more timely recognition of losses on financial instruments. We adopted this standard at the beginning of the fiscal year ended December 31, 2023 ("fiscal 2023"). As a result, we revised the impairment model to utilize an expected loss methodology in place of an incurred loss methodology related to our allowance for credit losses. We evaluate our allowance for credit losses based on historical bad debt experience, our assessment of the financial condition of companies with which we do business, current macroeconomic conditions and reasonable and supportable forecasts of future macroeconomic conditions. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
3. Revenue
The disaggregation of revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Over-time revenue	$1,469	$783	$2,427	$1,169
Point-in-time revenue	64,397	56,440	116,832	97,774
Total revenue	$65,866	$57,223	$119,259	$98,943
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $0.2 million as of June 30, 2024 and December 31, 2023. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts.
Remaining deferred revenue that is anticipated to be recognized during the succeeding twelve month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.
4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of June 30,	As of December 31,
	2024	2023
Capitalized software development costs	$94,007	$90,803
Computer equipment	1,687	1,449
Purchased software	37	32
Furniture, fixtures and office equipment	1,090	977
Leasehold improvements	3,795	2,823
Total property, equipment, and software	100,616	96,084
Less: Accumulated depreciation	(70,670)	(67,823)
Total property, equipment, and software, net	$29,946	$28,261

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Platform operations	$3,531	$2,910	$7,057	$5,622
Sales and marketing	—	—	—	—
Technology and development	440	383	871	776
General and administrative	176	144	317	291
Total	$4,147	$3,437	$8,245	$6,689
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
As of June 30, 2024, the Company's operating leases had a weighted-average remaining lease term of approximately six years and a weighted-average incremental borrowing rate of 4.0%.
As of June 30, 2024, the Company had entered into an operating lease with total estimated future lease payments of $1.8 million that had not yet commenced and therefore is not included in the measurement of the operating right-of-use asset and operating lease liability on the consolidated balance sheet as of June 30, 2024. The lease term is expected to commence in the third quarter of fiscal 2024.
Cash paid for amounts included in the operating lease liabilities was $1.2 million and $2.4 million for the three and six months ended June 30, 2024, respectively, and $1.2 and $2.2 million for the three and six months ended June 30, 2023, respectively.
The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$1,203	$1,200	$2,456	$2,421
Short-term lease cost	8	81	48	341
Variable lease cost	—	—	—	9
Total lease cost	$1,211	$1,281	$2,504	$2,771
As of June 30, 2024, the Company had a remaining contractual obligation of $1.8 million related to a short-term lease to be paid over the following four years. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in the disclosure of short-term lease cost. This lease and other of our short-term leases are not recorded on the Company's condensed consolidated balance sheet due to our accounting policy election for short-term leases.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Future minimum lease payments were as follows:

As of June 30,
Year	2024
Remainder of 2024	$2,855
2025	5,550
2026	5,399
2027	5,449
2028	4,117
Thereafter	8,181
Total undiscounted future lease payments	31,551
Less: Commitments for leases not yet commenced	(1,778)
Less: Imputed interest	(3,180)
Present value of operating lease liabilities	26,593
Less: Operating lease liabilities, current	(4,063)
Operating lease liabilities, noncurrent	$22,530
6. Intangible Assets, Net
The balances of intangible assets and accumulated amortization are as follows:

	As of June 30, 2024
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.0	$4,927	$(4,927)	$—
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	1.7	1,400	(1,267)	133
Total		$8,627	$(8,494)	$133

	As of December 31, 2023
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.0	$4,927	$(4,927)	$—
Customer relationships	0.1	2,300	(2,272)	28
Trademarks/tradenames	2.2	1,400	(1,227)	173
Total		$8,627	$(8,426)	$201

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Platform operations	$—	$—	$—	$58
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	20	102	68	204
Total	$20	$102	$68	$262
Estimated future amortization of intangible assets is as follows:

As of June 30,
Year	2024
Remainder of 2024	$40
2025	80
2026	13
2027	—
2028	—
Thereafter	—
Total	$133
7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
	2024	2023
Accrued traffic acquisition costs	$31,013	$34,085
Other accrued liabilities	5,266	5,178
Total accrued liabilities	$36,279	$39,263
As of June 30, 2024 and December 31, 2023, the Company had a balance of $0.6 million and $0.3 million, respectively, payable to related parties for expenses such related parties incurred on the Company's behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The related expense incurred by the Company was $0.4 million and $0.6 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2023, respectively.
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
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon the selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

(as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The applicable margin is between 1.00% to 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of June 30, 2024 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum; additionally, the Company pays customary letter of credit fees, as applicable.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company's ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that the Company maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of June 30, 2024, the Company was in compliance with all applicable covenants under the Amended Loan Agreement.
The Company did not have an outstanding balance under the revolving credit facility as of June 30, 2024.
9. Stockholders' Equity
Stock-based Compensation
The Company is authorized to grant restricted stock units ("RSUs"), incentive stock options, nonqualified stock options ("NQSOs"), stock appreciation rights, restricted stock awards, and performance stock awards under its 2021 Long Term Incentive Plan (the “LTIP”). As of June 30, 2024, the Company had only granted RSUs and NQSOs under the LTIP. Under the LTIP, 5.8 million shares of Class A common stock remained available for grant as of June 30, 2024.
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Platform operations	$554	$1,124	$960	$2,016
Sales and marketing	1,139	2,520	1,894	5,032
Technology and development	651	1,507	1,151	2,834
General and administrative	3,193	3,378	5,972	6,119
Total	$5,537	$8,529	$9,977	$16,001
RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2023	3,647	$6.03
Granted	2,312	9.24
Vested	(1,138)	5.88
Canceled/forfeited	(137)	9.22
RSUs outstanding as of March 31, 2024	4,684	7.56
Granted	203	9.42
Vested	(419)	8.42
Canceled/forfeited	(50)	7.46
RSUs outstanding as of June 30, 2024	4,418	$7.56
As of June 30, 2024, the Company had unrecognized stock-based compensation relating to RSUs of approximately $30.2 million, which is expected to be recognized over a weighted-average period of 2.2 years.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Nonqualified Stock Options
The following summarizes nonqualified stock option activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	5,736	$5.41	8.6	$8,807
Granted	516	9.92
Exercised	(17)	6.04
Canceled	(97)	5.62
Expired	(3)	13.70
Outstanding as of March 31, 2024	6,135	5.78	8.3	30,031
Granted	—	—
Exercised	(278)	5.41
Canceled	(13)	5.46
Expired	(4)	11.95
Outstanding as of June 30, 2024	5,840	$5.79	8.1	$23,942

Vested and exercisable	3,036	$5.45	7.9	$13,492
There were no nonqualified stock options granted during the three months ended June 30, 2024. The weighted-average grant date fair value of the nonqualified stock options granted during the six months ended June 30, 2024 was $6.67. As of June 30, 2024, the Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $10.6 million, which is expected to be recognized over a weighted-average period of 1.7 years.
The assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options were as follows:

	Three and Six Months Ended June 30,
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Stock Repurchase Program
On April 23, 2024, the Company's board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of the Company's Class A common stock or Class B units of Viant Technology LLC. As of June 30, 2024, $44.6 million remained available under the stock repurchase program.
The Company may make repurchases under the program, from time to time, through open market purchases, block trades, in privately negotiated transactions, accelerated stock repurchase transactions, or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, timing, and manner of any repurchases will be determined at the Company's discretion, subject to general market conditions, as well as the Company's management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The stock repurchase program does not obligate the Company to repurchase any specific number of shares of Class A common stock or Class B units, has no time limit, and may be modified, suspended, or discontinued at any time without notice, at the discretion of the board of directors. The Company expects to fund repurchases from existing cash and cash equivalents, short-term investments and/or future cash flows.
Shares of Class A common stock and Class B units repurchased by the Company under the stock repurchase program were as follows (in thousands):

	Three and Six Months Ended June 30, 2024
	Shares(1)	Amount(2)
Class A common stock repurchases	573	$5,480
Class B unit repurchases	—	—
Total repurchases	573	$5,480
(1)Shares repurchased include unsettled repurchases as of June 30, 2024.
(2)Amount includes costs associated with the repurchase such as commissions and excise taxes.
Issuance of Shares
Upon vesting of shares under the LTIP, the Company will issue treasury stock. If treasury stock is not available, newly issued stock will be issued.
10. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset in the current and prior-year periods. The Company recognized an income tax expense of $0.1 million attributable to the excess tax benefits on vested stock-based compensation that will no longer be realized due to the Company's expected tax loss for the current year and its full valuation allowance. As a result, the Company's effective tax rate was 6.2% and 0.0% for the three and six months ended June 30, 2024, respectively. The Company did not recognize an income tax expense or benefit for the three and six months ended June 30, 2023, which resulted in an effective tax rate of 0.0%.
As of June 30, 2024, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in Viant Technology LLC. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of June 30, 2024. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.
The Company has concluded based on applicable accounting standards and the weight of all available evidence, that it was MLTN that its deferred tax assets subject to the Tax Receivable Agreement ("TRA") entered into with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021 would not be realized as of June 30, 2024. Therefore, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of such deferred tax assets after concluding it was not probable that such TRA liability would be paid based on its estimates of future taxable income. As of June 30, 2024, the total unrecorded TRA liability is approximately $10.3 million. If

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

utilization of the deferred tax assets subject to the TRA becomes MLTN in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.
11. Earnings (Loss) Per Share
For the three and six months ended June 30, 2024 and 2023, basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings (loss) per share has been calculated in a manner consistent with that of basic earnings (loss) per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.
The following table presents the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$1,488	$(3,203)	$(1,726)	$(12,579)
Less: Net income (loss) attributable to noncontrolling interests	1,433	(2,140)	(834)	(9,036)
Net income (loss) attributable to Viant Technology Inc.	$55	$(1,063)	$(892)	$(3,543)
Denominator
Weighted-average shares of Class A common stock outstanding—basic	16,480	15,135	16,214	14,943
Effect of dilutive securities:
Restricted stock units	1,301	—	—	—
Nonqualified stock options	1,454	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	19,235	15,135	16,214	14,943

Earnings (loss) per share of Class A common stock—basic	$0.00	$(0.07)	$(0.05)	$(0.24)
Earnings (loss) per share of Class A common stock—diluted	$0.00	$(0.07)	$(0.05)	$(0.24)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	—	4,240	4,418	4,240
Nonqualified stock options	—	5,763	5,840	5,763
Shares of Class B common stock	46,985	47,082	46,985	47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	46,985	57,085	57,243	57,085
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
The following table summarizes the ownership of Viant Technology LLC:

	As of June 30, 2024		As of December 31, 2023
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	16,375,138	25.8%	15,783,941	25.1%
Noncontrolling interests	46,984,667	74.2%	47,032,260	74.9%
Total	63,359,805	100.0%	62,816,201	100.0%
During the three and six months ended June 30, 2024, noncontrolling interests exchanged 158 and 47,593 Class B shares of Viant Technology LLC, respectively, for 158 and 47,593 shares of the Company’s Class A common stock, respectively, which also resulted in the cancellation of 158 and 47,593 Class B shares, respectively, that were previously held by noncontrolling interests with no additional consideration provided.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Viant Technology Inc.	$55	$(1,063)	$(892)	$(3,543)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(2,577)	(3,956)	(3,580)	(6,333)
Change from net income (loss) attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(2,522)	$(5,019)	$(4,472)	$(9,876)
13. Commitments and Contingencies
Lease Commitments
As of June 30, 2024, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of June 30, 2024, we had non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage and other computing services. As of June 30, 2024, we estimate these obligations to be approximately $6.8 million for the remainder of 2024, $12.4 million in 2025, $7.5 million in 2026, and $2.0 million in 2027.
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
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of June 30, 2024.

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
Our DSP is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their digital advertising across most channels. Through our omni-channel platform, a marketer can easily buy ads on connected TV, mobile, desktop, in-game, streaming audio and digital billboards.
Our DSP is an easy-to-use self-service platform that provides our customers with transparency and control over their advertising campaigns. Our platform offers customers unique visibility across a variety of inventory, allowing them to create customized audience segments and leverage our household ID and strategic partner data to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and built-in automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return on advertising spend across channels, a feature we believe helps us grow our customer base as more customers recognize its benefits.
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
Our financial results for the three months ended June 30, 2024 and 2023, respectively, include:
•Revenue of $65.9 million and $57.2 million, representing an increase of 15.1%;
•Gross profit of $30.7 million and $23.7 million, representing an increase of 29.7%;
•Contribution ex-TAC(1) of $41.6 million and $33.7 million, representing an increase of 23.4%;
•Net income (loss) of $1.5 million and $(3.2) million, representing an improvement of 146.5%;
•Non-GAAP net income(1) of $7.2 million and $5.1 million, representing an increase of 41.5%; and
•Adjusted EBITDA(1) of $9.6 million and $6.8 million, representing an increase of 40.8%.
Our financial results for the six months ended June 30, 2024 and 2023, respectively, include:
•Revenue of $119.3 million and $98.9 million, representing an increase of 20.5%;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
•Gross profit of $54.3 million and $42.1 million, representing an increase of 28.9%;
•Contribution ex-TAC(1) of $75.7 million and $61.7 million, representing an increase of 22.7%;
•Net loss of $1.7 million and $12.6 million, representing an improvement of 86.3%;
•Non-GAAP net income(1) of $8.6 million and $3.2 million, representing an increase of 164.4%; and
•Adjusted EBITDA(1) of $12.7 million and $6.4 million, representing an increase of 97.2%.
(1)Contribution ex-TAC, non-GAAP net income and adjusted EBITDA are non-GAAP financial measures. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC, non-GAAP net income and adjusted EBITDA to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Factors Affecting Our Performance
Attract, Retain and Grow our Customer Base
Our future growth depends on our ability to enhance and improve our offerings and platform to increase our customers' usage of our platform and add new customers. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe we are well positioned to capture more of our customers’ programmatic budgets. We also continue to add functionality to our platform to encourage our customers to increase their usage. For instance, we continue to leverage artificial intelligence and machine learning in our platform to help our customers improve the efficiency and effectiveness of their advertising campaigns. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP and highlight the advantages of our household ID and strategic partner data as a superior option to cookie-based targeting.
We evaluate our customers' usage of our platform and assess our market penetration and scale based on changes in revenue, contribution ex-TAC and advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee that we charge customers. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, our revenue grew 21%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue, gross profit and contribution ex-TAC during the six months ended June 30, 2024. For a detailed discussion of our key operating measures, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
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
Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following tables present our unaudited condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Statements of Operations Data:
Revenue	$65,866	$57,223	$119,259	$98,943
Operating expenses(1):
Platform operations	35,122	33,523	65,002	56,860
Sales and marketing	13,088	11,691	25,987	23,860
Technology and development	5,815	6,172	11,047	12,066
General and administrative	12,612	11,088	23,686	22,516
Total operating expenses	66,637	62,474	125,722	115,302
Loss from operations	(771)	(5,251)	(6,463)	(16,359)
Total other expense (income), net	(2,358)	(2,048)	(4,737)	(3,780)
Income (loss) before income taxes	1,587	(3,203)	(1,726)	(12,579)
Provision for income taxes	99	—	—	—
Net income (loss)	1,488	(3,203)	(1,726)	(12,579)
Less: Net income (loss) attributable to noncontrolling interests	1,433	(2,140)	(834)	(9,036)
Net income (loss) attributable to Viant Technology Inc.	$55	$(1,063)	$(892)	$(3,543)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Operating expenses(1):
Platform operations	53%	59%	55%	57%
Sales and marketing	20%	20%	22%	24%
Technology and development	9%	11%	9%	12%
General and administrative	19%	19%	20%	23%
Total operating expenses	101%	109%	105%	117%
Loss from operations	(1)%	(9)%	(5)%	(17)%
Total other expense (income), net	(4)%	(4)%	(4)%	(4)%
Income (loss) before income taxes	2%	(6)%	(1)%	(13)%
Provision for income taxes	—%	—%	—%	—%
Net income (loss)	2%	(6)%	(1)%	(13)%
Less: Net income (loss) attributable to noncontrolling interests	2%	(4)%	(1)%	(9)%
Net income (loss) attributable to Viant Technology Inc.	—%	(2)%	(1)%	(4)%
*Percentages may not sum due to rounding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Stock-based compensation, depreciation and amortization included in operating expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation:
Platform operations	$554	$1,124	$960	$2,016
Sales and marketing	1,139	2,520	1,894	5,032
Technology and development	651	1,507	1,151	2,834
General and administrative	3,193	3,378	5,972	6,119
Total stock-based compensation	$5,537	$8,529	$9,977	$16,001

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation:
Platform operations	$3,531	$2,910	$7,057	$5,622
Sales and marketing	—	—	—	—
Technology and development	440	383	871	776
General and administrative	176	144	317	291
Total depreciation	$4,147	$3,437	$8,245	$6,689

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization:
Platform operations	$—	$—	$—	$58
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	20	102	68	204
Total amortization	$20	$102	$68	$262
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$65,866	$57,223	$8,643	15%
Revenue increased by $8.6 million, or 15%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to a 63% increase in revenue from marketers in the public services, healthcare, automotive, and travel industry verticals, partially offset by a net 7% decrease in all other industry verticals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Operating Expenses
Platform Operations

	Three Months Ended June 30,		Change
	2024	2023	$	%
Traffic acquisition costs	$24,308	$23,535	$773	3%
Other platform operations	10,814	9,988	826	8%
Total platform operations	$35,122	$33,523	$1,599	5%
Percentage of revenue	53%	59%
Platform operations expense increased by $1.6 million, or 5%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily driven by a $0.8 million increase in traffic acquisition costs (“TAC”), a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also driven by an increase in other platform operations expense due to a $0.6 million increase in depreciation and amortization, net, related to our continued investment in developed technology, a $0.6 million increase in cloud and data center services in support of our DSP and a $0.1 million increase in personnel costs, partially offset by a $0.6 million decrease in stock-based compensation.
Sales and Marketing

	Three Months Ended June 30,		Change
	2024	2023	$	%
Sales and marketing	$13,088	$11,691	$1,397	12%
Percentage of revenue	20%	20%
Sales and marketing expense increased by $1.4 million, or 12%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was due to a $1.5 million increase in advertising expense, a $1.1 million increase in personnel costs and a $0.2 million increase in travel and entertainment expense, partially offset by a $1.4 million decrease in stock-based compensation.
Technology and Development

	Three Months Ended June 30,		Change
	2024	2023	$	%
Technology and development	$5,815	$6,172	$(357)	(6)%
Percentage of revenue	9%	11%
Technology and development expense decreased by $0.4 million, or 6%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This decrease was due to a $0.9 million decrease in stock-based compensation, partially offset by a $0.4 million increase in personnel costs and a $0.1 million increase in depreciation expense.
General and Administrative

	Three Months Ended June 30,		Change
	2024	2023	$	%
General and administrative	$12,612	$11,088	$1,524	14%
Percentage of revenue	19%	19%
General and administrative expense increased by $1.5 million, or 14%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was due to a $1.1 million increase in accounting, legal, and consulting expenses associated with general corporate and compliance matters, a $0.7 million increase in personnel costs, a $0.5 million increase in travel and entertainment expense, and a $0.1 million increase in facilities expense, partially offset by a $0.4 million decrease in recruiting services, a $0.3 million decrease in business insurance expense, and a $0.2 million decrease in stock-based compensation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Total Other Expense (Income), Net

	Three Months Ended June 30,		Change
	2024	2023	$	%
Total other expense (income), net	$(2,358)	$(2,048)	$(310)	15%
Percentage of revenue	(4)%	(4)%
Total other income, net increased by $0.3 million, or 15%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily attributable to higher interest income on cash and cash equivalents driven by higher interest rates.
For the three months ended June 30, 2024 and 2023, total interest cost incurred was $0.1 million. Interest costs capitalized during the three months ended June 30, 2024 and 2023 were de minimis.
Provision For (Benefit From) Income Taxes

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(NM = Not Meaningful)
Provision for (benefit from) income taxes	$99	$—	$99	NM
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the three months ended June 30, 2024 and 2023. The provision for income taxes was $0.1 million during the three months ended June 30, 2024, attributable to the excess tax benefits on vested stock-based compensation that will no longer be realized due to the Company's expected tax loss for the current year and its full valuation allowance.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenue	$119,259	$98,943	$20,316	21%
Revenue increased by $20.3 million, or 21%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to a 54% increase in revenue from marketers in the public service, travel, healthcare, and financial services industry verticals, and a net 2% increase in all other industry verticals.
Operating Expenses
Platform Operations

	Six Months Ended June 30,		Change
	2024	2023	$	%
Traffic acquisition costs	$43,580	$37,264	$6,316	17%
Other platform operations	21,422	19,596	1,826	9%
Total platform operations	$65,002	$56,860	$8,142	14%
Percentage of revenue	55%	57%
Platform operations expense increased by $8.1 million, or 14%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily driven by a $6.3 million increase in traffic acquisition costs (“TAC”), a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also driven by an increase in other platform operations expense due to a $1.3 million increase in depreciation and amortization, net, related to our continued investment in developed technology, a $1.3 million increase in cloud and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
data center services in support of our DSP and a $0.3 million increase in personnel costs, partially offset by a $1.1 million decrease in stock-based compensation.
Sales and Marketing

	Six Months Ended June 30,		Change
	2024	2023	$	%
Sales and marketing	$25,987	$23,860	$2,127	9%
Percentage of revenue	22%	24%
Sales and marketing expense increased by $2.1 million, or 9%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was due to a $2.8 million increase in advertising expense, a $1.9 million increase in personnel costs and a $0.7 million increase in travel and entertainment expense, partially offset by a $3.2 million decrease in stock-based compensation and a $0.1 million decrease in facilities expense.
Technology and Development

	Six Months Ended June 30,		Change
	2024	2023	$	%
Technology and development	$11,047	$12,066	$(1,019)	(8)%
Percentage of revenue	9%	12%
Technology and development expense decreased by $1.0 million, or 8%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This decrease was due to a $1.7 million decrease in stock-based compensation, partially offset by a $0.4 million increase in personnel costs, a $0.2 million increase in professional services expense, and a $0.1 million increase in depreciation expense.
General and Administrative

	Six Months Ended June 30,		Change
	2024	2023	$	%
General and administrative	$23,686	$22,516	$1,170	5%
Percentage of revenue	20%	23%
General and administrative expense increased by $1.2 million, or 5%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was due to a $1.0 million increase in personnel costs, a $0.6 million increase in business insurance and tax, accounting, legal, and consulting expenses associated with general corporate and compliance matters, and a $0.3 million increase in travel and entertainment expense, partially offset by a $0.6 million decrease in recruiting services, and a $0.1 million decrease in stock-based compensation expense.
Total Other Expense (Income), Net

	Six Months Ended June 30,		Change
	2024	2023	$	%
Total other expense (income), net	$(4,737)	$(3,780)	$(957)	25%
Percentage of revenue	(4)%	(4)%
Total other income, net increased by $1.0 million, or 25%, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily attributable to higher interest income on cash and cash equivalents driven by higher interest rates.
For the six months ended June 30, 2024 and 2023, total interest cost incurred was $0.2 million. Interest costs capitalized during the six months ended June 30, 2024 and 2023 were de minimis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Provision For (Benefit From) Income Taxes

	Six Months Ended June 30,		Change
	2024	2023	$	%

(NM = Not Meaningful)
Provision for (benefit from) income taxes	$—	$—	$—	NM
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the six months ended June 30, 2024 and 2023. The company did not recognize an income tax benefit/expense for the six months ended June 30, 2024 and 2023.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change (%)	2024	2023	Change (%)

	(NM = Not Meaningful)
Operating and Financial Performance Measures
Gross profit	$30,744	$23,700	30%	$54,257	$42,083	29%
Contribution ex-TAC	$41,558	$33,688	23%	$75,679	$61,679	23%
Total operating expenses	$66,637	$62,474	7%	$125,722	$115,302	9%
Non-GAAP operating expenses	$31,958	$26,872	19%	$63,004	$55,253	14%
Net income (loss)	$1,488	$(3,203)	146%	$(1,726)	$(12,579)	86%
Adjusted EBITDA	$9,600	$6,816	41%	$12,675	$6,426	97%
Net income (loss) as a percentage of gross profit	5%	(14)%	NM	(3)%	(30)%	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	23%	20%	NM	17%	10%	NM
Non-GAAP net income	$7,207	$5,095	41%	$8,555	$3,236	164%
Earnings (loss) per share—basic	$0.00	$(0.07)	100%	$(0.05)	$(0.24)	79%
Earnings (loss) per share—diluted	$0.00	$(0.07)	100%	$(0.05)	$(0.24)	79%
Non-GAAP earnings (loss) per share—basic	$0.08	$0.06	33%	$0.09	$0.03	200%
Non-GAAP earnings (loss) per share—diluted	$0.08	$0.06	33%	$0.09	$0.03	200%

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
Our use of contribution ex-TAC has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define contribution ex-TAC differently, which may make comparisons difficult. Because of this and other potential limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$65,866	$57,223	$119,259	$98,943
Less: Platform operations	(35,122)	(33,523)	(65,002)	(56,860)
Gross profit	30,744	23,700	54,257	42,083
Add: Other platform operations	10,814	9,988	21,422	19,596
Contribution ex-TAC	$41,558	$33,688	$75,679	$61,679
Non-GAAP Operating Expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense (income), net, less TAC, stock-based compensation, depreciation, amortization and certain other items that are not related to our core operations, such as restructuring and other charges and transaction expense. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of TAC, stock-based compensation, depreciation, amortization and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core controllable costs, and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
Our use of non-GAAP operating expenses has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define non-GAAP operating expenses differently, which may make comparisons difficult. Because of this and other potential limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Platform operations	$35,122	$33,523	$65,002	$56,860
Sales and marketing	13,088	11,691	25,987	23,860
Technology and development	5,815	6,172	11,047	12,066
General and administrative	12,612	11,088	23,686	22,516
Total operating expenses	66,637	62,474	125,722	115,302
Add:
Other expense, net	1	1	3	88
Less:
Traffic acquisition costs	(24,308)	(23,535)	(43,580)	(37,264)
Stock-based compensation	(5,537)	(8,529)	(9,977)	(16,001)
Depreciation and amortization	(4,167)	(3,539)	(8,313)	(6,951)
Restructuring and other(1)	(284)	—	(467)	79
Transaction expense(2)	(384)	—	(384)	—
Non-GAAP operating expenses	$31,958	$26,872	$63,004	$55,253
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three and six months ended June 30, 2024, and adjustments to severance charges initially recognized during 2022 for the six months ended June 30, 2023.
(2)Transaction expense for the three and six months ended June 30, 2024 consists of costs incurred for the Company's filing of a "shelf" registration statement on Form S-3.
Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC
Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest expense (income), net, income tax benefit (expense), depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense and the extinguishment of debt. Net income (loss) is the most comparable GAAP financial measure. Adjusted EBITDA as a percentage of contribution ex-TAC is a non-GAAP financial measure we calculate by dividing adjusted EBITDA by contribution ex-TAC for the period or periods presented.
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
The following table presents a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$1,488	$(3,203)	$(1,726)	$(12,579)
Add back (less):
Interest income, net	(2,359)	(2,049)	(4,740)	(3,868)
Provision for income taxes	99	—	—	—
Depreciation and amortization	4,167	3,539	8,313	6,951
Stock-based compensation	5,537	8,529	9,977	16,001
Restructuring and other(1)	284	—	467	(79)
Transaction expense(2)	384	—	384	—
Adjusted EBITDA	$9,600	$6,816	$12,675	$6,426
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three and six months ended June 30, 2024, and adjustments to severance charges initially recognized during 2022 for the six months ended June 30, 2023.
(2)Transaction expense for the three and six months ended June 30, 2024 consists of costs incurred for the Company's filing of a "shelf" registration statement on Form S-3.
The following table presents the calculation of net income (loss) as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit	$30,744	$23,700	$54,257	$42,083
Net income (loss)	$1,488	$(3,203)	$(1,726)	$(12,579)
Net income (loss) as a percentage of gross profit	5%	(14)%	(3)%	(30)%
Contribution ex-TAC(1)	$41,558	$33,688	$75,679	$61,679
Adjusted EBITDA	$9,600	$6,816	$12,675	$6,426
Adjusted EBITDA as a percentage of contribution ex-TAC	23%	20%	17%	10%
(1)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”
Non-GAAP net income (loss)
Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss) adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense and the extinguishment of debt, as well as the income tax effect of these adjustments. Net income (loss) is the most comparable GAAP financial measure. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
Our use of non-GAAP net income (loss) has limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our financial results as reported under GAAP. A potential limitation of this non-GAAP financial measure is that other companies, including companies in our industry that have similar business arrangements, may define non-GAAP net income (loss) differently, which may make comparisons difficult. Because of this and other potential limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, gross profit, net income (loss) and cash flows.
The following table presents a reconciliation of net income (loss) to non-GAAP net income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$1,488	$(3,203)	$(1,726)	$(12,579)
Add back (less):
Stock-based compensation	5,537	8,529	9,977	16,001
Restructuring and other(1)	284	—	467	(79)
Transaction expense(2)	384	—	384	—
Income tax benefit (expense) related to Viant Technology Inc.’s share of non-GAAP pre-tax income (loss)(3)	(486)	(231)	(547)	(107)
Non-GAAP net income	$7,207	$5,095	$8,555	$3,236
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three and six months ended June 30, 2024, and adjustments to severance charges initially recognized during 2022 for the six months ended June 30, 2023.
(2)Transaction expense for the three and six months ended June 30, 2024 consists of costs incurred for the Company's filing of a "shelf" registration statement on Form S-3.
(3)The estimated income tax effect of our share of non-GAAP pre-tax income (loss) for the three and six months ended June 30, 2024 and 2023 is calculated using assumed blended tax rates of 26% and 20%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is a non-GAAP financial measure defined by us as earnings (loss) per share of Class A common stock—basic and diluted, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense and the extinguishment of debt, as well as the income tax effect of such adjustments. Earnings (loss) per share of Class A common stock—basic and diluted is the most comparable GAAP financial measure. Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share of Class A common stock—basic and diluted provides information to investors and the market generally that aids in the understanding and evaluation of our results of operations in the same manner as our management and board of directors.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of common shares such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the three and six months ended June 30, 2024, Class B common stock has been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted method. For the three and six months ended June 30, 2023, Class B common stock and nonqualified stock options have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under both the if-converted and treasury stock method.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the periods presented:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net income (loss)	$1,488	$—	$1,488	$(3,203)	$—	$(3,203)
Adjustments:
Add back: Stock-based compensation	—	5,537	5,537	—	8,529	8,529
Add back: Restructuring and other(1)	—	284	284	—	—	—
Add back: Transaction expense(2)	—	384	384	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(3)	—	(486)	(486)	—	(231)	(231)
Non-GAAP net income (loss)	1,488	5,719	7,207	(3,203)	8,298	5,095
Less: Net income (loss) attributable to noncontrolling interests(4)	1,433	4,509	5,942	(2,140)	6,341	4,201
Net income (loss) attributable to Viant Technology Inc.	$55	$1,210	$1,265	$(1,063)	$1,957	$894
Denominator
Weighted-average shares of Class A common stock outstanding —basic	16,480		16,480	15,135		15,135
Effect of dilutive securities:
Restricted stock units	1,301		1,301	—		220
Nonqualified stock options	1,454		1,454	—		—
Weighted-average shares of Class A common stock outstanding —diluted	19,235		19,235	15,135		15,355

Earnings (loss) per share of Class A common stock—basic	$0.00	$0.08	$0.08	$(0.07)	$0.13	$0.06
Earnings (loss) per share of Class A common stock—diluted	$0.00	$0.08	$0.08	$(0.07)	$0.13	$0.06

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	—		—	4,240		—
Nonqualified stock options	—		—	5,763		5,763
Shares of Class B common stock	46,985		46,985	47,082		47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	46,985		46,985	57,085		52,845
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three months ended June 30, 2024.
(2)Transaction expense for the three months ended June 30, 2024 consists of costs incurred for the Company's filing of a "shelf" registration statement on Form S-3.
(3)The estimated income tax effect of our share of non-GAAP pre-tax income (loss) for the three months ended June 30, 2024 and 2023 is calculated using assumed blended tax rates of 26% and 20%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(4)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation, restructuring and other charges and transaction expense attributed to the noncontrolling interests outstanding during the period.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net income (loss)	$(1,726)	$—	$(1,726)	$(12,579)	$—	$(12,579)
Adjustments:
Add back: Stock-based compensation	—	9,977	9,977	—	16,001	16,001
Add back: Restructuring and other(1)	—	467	467	—	(79)	(79)
Add back: Transaction expense(2)	—	384	384	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(3)	—	(547)	(547)	—	(107)	(107)
Non-GAAP net income (loss)	(1,726)	10,281	8,555	(12,579)	15,815	3,236
Less: Net income (loss) attributable to noncontrolling interests(4)	(834)	7,857	7,023	(9,036)	11,858	2,822
Net income (loss) attributable to Viant Technology Inc.	$(892)	$2,424	$1,532	$(3,543)	$3,957	$414
Denominator
Weighted-average shares of Class A common stock outstanding —basic	16,214		16,214	14,943		14,943
Effect of dilutive securities:
Restricted stock units	—		1,732	—		136
Nonqualified stock options	—		1,252	—		—
Weighted-average shares of Class A common stock outstanding —diluted	16,214		19,198	14,943		15,079

Earnings (loss) per share of Class A common stock—basic	$(0.05)	$0.14	$0.09	$(0.24)	$0.27	$0.03
Earnings (loss) per share of Class A common stock—diluted	$(0.05)	$0.14	$0.09	$(0.24)	$0.27	$0.03

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	4,418		—	4,240		—
Nonqualified stock options	5,840		—	5,763		5,763
Shares of Class B common stock	46,985		46,985	47,082		47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	57,243		46,985	57,085		52,845
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the six months ended June 30, 2024, and adjustments to severance charges initially recognized during 2022 for the six months ended June 30, 2023.
(2)Transaction expense for the six months ended June 30, 2024 consists of costs incurred for the Company's filing of a "shelf" registration statement on Form S-3.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(3)The estimated income tax effect of our share of non-GAAP pre-tax income (loss) for the six months ended June 30, 2024 and 2023 is calculated using assumed blended tax rates of 26% and 20%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(4)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation, restructuring and other charges and transaction expense attributed to the noncontrolling interests outstanding during the period.
Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $209.7 million and working capital, consisting of current assets less current liabilities, of $227.3 million, compared to cash and cash equivalents of $216.5 million and working capital of $231.6 million as of December 31, 2023.
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
Commitments
As of June 30, 2024, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $2.9 million for the remainder of 2024, $5.6 million in 2025, $5.4 million in 2026, $5.4 million in 2027, and $4.1 million in 2028, and non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $6.8 million for the remainder of 2024, $12.4 million in 2025, $7.5 million in 2026, and $2.0 million in 2027.
We did not have any other off-balance sheet arrangements as of June 30, 2024 other than the minimum payments under the operating leases, hosting arrangements and the indemnification agreements described above and in Note 13—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Tax Receivable Agreement
On February 9, 2021, in connection with our initial public offering ("IPO"), we entered into a tax receivable agreement (the “Tax Receivable Agreement”) with Viant Technology LLC, continuing members of Viant Technology LLC (our “pre-IPO owners”) and the TRA Representative (as defined in the Tax Receivable Agreement), as described under Note 10—Income Taxes and Tax Receivable Agreement to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. From time to time, our subsidiary, Viant Technology LLC, makes cash distributions on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities with respect to their share of earnings of Viant Technology LLC. These payments are reflected within “Payment of member tax distributions” on the condensed consolidated statements of cash flows. As of June 30, 2024, we concluded that it was more likely than not that our deferred tax assets subject to the Tax Receivable Agreement would not be realized. Therefore, we currently do not expect to make payments under our Tax Receivable Agreement based on our estimates of future taxable income. As of June 30, 2024, the total unrecorded liability for our Tax Receivable Agreement is approximately $10.3 million.

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
Stock Repurchase Program
On April 23, 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of our Class A common stock or Class B units of Viant Technology LLC. During the three and six months ended June 30, 2024, we repurchased 0.6 million shares of our Class A common stock, which includes unsettled repurchases as of June 30, 2024, for an aggregate amount of $5.5 million, including costs associated with the repurchases. As of June 30, 2024, $44.6 million remained available under the stock repurchase program for Class A common stock and Class B unit repurchases. For additional information related to share repurchases, refer to Note 9—Stockholders' Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Revolving Credit Facility
As of June 30, 2024, our Amended Loan Agreement provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of June 30, 2024 and December 31, 2023, there was no outstanding balance and up to $74.1 million of undrawn availability under the revolving credit facility.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of June 30, 2024, we would have been in compliance with this covenant, if applicable, and we do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months.
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
Cash Flows
Cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows included in Item 1 of this Quarterly Report, are summarized in the following table for the periods presented:

	Six Months Ended June 30,
	2024	2023
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$18,207	$10,855
Cash flows used in investing activities	(8,758)	(6,462)
Cash flows used in financing activities	(16,163)	(7,065)
Net increase (decrease) in cash and cash equivalents	$(6,714)	$(2,672)
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
Our cash flows provided by operating activities for the six months ended June 30, 2024 was $18.2 million, a net increase of $7.4 million, or 68%, from cash flows provided by operating activities for the six months ended June 30, 2023 of $10.9 million. Cash flows provided by operating activities for the six months ended June 30, 2024 resulted primarily from:
•a decrease of $1.7 million from net loss;
•an increase of $20.2 million due to non-cash add back adjustments to net loss primarily comprised of $10.0 million for stock-based compensation, $8.3 million for depreciation and amortization and $1.9 million of noncash lease expense;
•an increase of $2.1 million from changes in working capital (excluding deferred revenue, other liabilities, and operating lease liabilities), including a net decrease of $7.9 million in accounts receivable, prepaid assets and other assets primarily related to higher sales and timing of customer collections due to seasonal fluctuations as well as an increase of $10.0 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments;
•a decrease in deferred revenue of $0.1 million;
•a decrease in operating lease liabilities of $1.9 million; and
•a decrease in other liabilities of $0.4 million.
During the six months ended June 30, 2023, cash provided by operating activities of $10.9 million resulted primarily from a net loss of $12.6 million offset by non-cash add back adjustments to net loss of $16.0 million for stock-based compensation, $7.0 million for depreciation and amortization, $1.9 million of amortization of operating lease assets and an increase in net working capital (excluding deferred revenue, operating lease liabilities and other liabilities) of $0.3 million, offset by an increase in deferred revenue of $0.1 million, a decrease in operating lease liabilities of $1.7 million and a decrease in other liabilities of $0.3 million.
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
Our cash flows used in investing activities for the six months ended June 30, 2024 was $8.8 million, a net increase of $2.3 million, or 36%, from cash flows used in investing activities for the six months ended June 30, 2023 of $6.5 million. Cash flows used in investing activities for the six months ended June 30, 2024 resulted from:
•$7.3 million of investments in capitalized software to develop our technology in support of enhancing our platform; and
•$1.5 million of purchases of property and equipment.
During the six months ended June 30, 2023, cash used in investing activities of $6.5 million resulted from $6.1 million of investments in capitalized software development costs and $0.3 million of purchases of property and equipment.
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
Our cash flows used in financing activities for the six months ended June 30, 2024 was $16.2 million, a net increase of $9.1 million, or 129%, from cash flows used in financing activities for the six months ended June 30, 2023 of $7.1 million. Cash flows used in financing activities for the six months ended June 30, 2024 resulted primarily from:
•$7.3 million for the repurchase of treasury stock in connection with the taxes paid related to the vesting of equity awards

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
•$5.3 million for the repurchase of treasury stock related to the stock repurchase program
•$5.2 million for payments related to member tax distributions; and
•$1.6 million of proceeds related to the exercise of stock options.
During the six months ended June 30, 2023, cash flows used in financing activities of $7.1 million resulted from $2.2 million for the repurchase of treasury stock in connection with the taxes paid related to the vesting of equity awards and $4.8 million from payments for member tax distributions.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2024, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•If our access to advertising inventory is diminished or fails to grow, our revenue could decline and, our growth could be impeded;
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

•A significant breach of our IT Systems or Confidential Data (each as defined in this Item 1A), or of the security of our or our customers’, suppliers’, or other third parties’ systems or data upon which we rely could be detrimental to our business, reputation and results of operations;
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
In particular, the market for programmatic advertising across most advertising channels, including connected TV, in-game, streaming audio and digital billboard channels is an emerging market. Our ability to provide capabilities across most advertising channels, which we refer to as omnichannel, may be constrained if we are not able to maintain or grow advertising inventory for such channels, and some of our omnichannel offerings may not gain market acceptance. We may not be able to accurately predict changes in overall industry demand for the channels in which we operate and cannot assure you that our investment in channel development will correspond to any such changes. For example, the growth in demand for our connected TV offering may not continue. Furthermore, if our channel mix changes due to a shift in customer demand, such as customers shifting their usage more quickly or more extensively than expected to channels in which we have relatively less functionality, features or inventory then demand for our platform could decrease, and our business, financial condition and results of operations could be adversely affected.
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
We do not have exclusive relationships with advertising agencies, and we depend on agencies to work with us as they embark on advertising campaigns for their clients. The loss of such agencies could significantly harm our business, operating results and financial condition. If we fail to maintain satisfactory relationships with an advertising agency or an advertising agency otherwise chooses not to do business with us, we risk losing business from the marketers represented by that agency.
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
If our access to advertising inventory is diminished or fails to grow, our revenue could decline, and our growth could be impeded.
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
Legislators, regulators, and other authorities have focused heavily on third-party data suppliers and the advertising industry in recent years, and we expect this to continue. Consumer privacy laws and regulations enacted at the state level, such as the California Consumer Privacy Act of 2018 (“CCPA”), Washington's My Health, My Data Act ("MHMD"), and other similar privacy focused laws in Colorado, Virginia, Connecticut, and Utah among other states (“State Privacy Laws”) and other U.S. and foreign laws governing personal data and privacy pose additional and material compliance risks to such suppliers and companies operating in the advertising industry. In addition, state lawmakers continue to update or enact new laws governing activities of data brokers. For example, in California, lawmakers have introduced requirements to honor requests submitted through a universal deletion mechanism that the state would develop and materially increase penalties for non-compliance. We and our suppliers may face compliance risks under these laws and limitations on our ability to use certain data, including data provided by our third-party suppliers, which could impact our business and diminish our revenue.
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
We had 346 employees as of June 30, 2024. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
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
We are a founder-led business, and our future success depends on the continuing efforts of our executive officers and other key employees, including Tim Vanderhook, our chief executive officer, and Chris Vanderhook, our chief operating officer. We rely on the leadership, knowledge and experience that our executive officers provide. They foster our corporate culture, which has been instrumental to our ability to attract and retain new talent. We also rely on employees in our engineering, technical, product development, support and sales teams to attract and retain key customers.
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
We compete with large privately-held companies such as Yahoo DSP, with public companies exclusively serving our industry such as The Trade Desk, and with divisions of large, well-established public companies such as Google and Amazon. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive customer bases and broader supplier relationships than we have and operate internationally. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper marketer relationships, offer services at lower prices, or offer a global range of services and inventory. Increased competition may result in reduced pricing for our platform, increased sales and marketing expense, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business. These companies may also have greater brand recognition and longer histories than we have and may actively seek to serve our market and have the power to significantly change the nature of the marketplace to their advantage. Some of our larger competitors, particularly those that are divisions of large companies, have substantially broader product offerings and may leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that may discourage customers from using our platform, including through selling at zero or negative margins or product bundling with other services they provide at reduced prices. Customers may prefer to purchase advertising from social medial platforms or other closed platforms, which they cannot acquire through our platform. Potential customers may also prefer to purchase from their existing platform rather than a new platform regardless of product performance or features. These larger competitors often have broader product lines and market focus and may therefore not be as susceptible to downturns in a particular market. We may also experience negative market perception as a result of being a smaller company than our larger competitors.
In addition, we derive a significant portion of our revenue from advertising in the connected TV, mobile, and desktop channels, which are rapidly evolving, highly competitive, complex and fragmented. We face significant competition in these markets which we expect will intensify in the future. While fewer of our competitors currently have capability in other channels such as in-game streaming audio and digital billboard channels, we also expect to face additional competition in those channels in the future.
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
We may at times fail or be perceived to have failed to comply with all applicable data privacy and security obligations, despite our efforts to comply. Moreover, despite our efforts, our customers, personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Any inability, or perceived inability, to address or comply with applicable data privacy or security obligations could result in significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on Processing personal information; and orders to destroy or not use personal information. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of customers, additional costs and liabilities, damage our reputation, reduction in sales and demand for our platform, and harm our business.
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
For example, in recent years browser providers have enacted and may continue to enact changes restricting the use of third-party cookies in their browsers, which may cause instability in the digital advertising market. Execution and measurement in digital advertising relies to a significant extent on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, to collect data about users and devices (collectively referred to as "cookies"). Although our business is less reliant on cookies than some of our competitors because we do not need cookies for marketers and their advertising agencies to identify consumers with our identity resolution capabilities and identity graph, we do use third-party cookies in connection with obtaining information about consumers, and for delivering digital advertising. Today, Apple's Safari, Mozilla's Firefox and Microsoft's Edge already block third-party cookies by default. Google's web browser, Chrome, offers controls over third-party cookies and, while it no longer plans to deprecate support for third-party cookies and user agent string entirely, Google has committed to enhancing its “Privacy Sandbox” label, which may result in modified targeting and measurement functionality to digital advertising ecosystem participants, and to introduce new browser-level controls on Chrome, which will allow users to make an informed choice regarding cookies that will apply across their web browsing. We believe that Google’s ongoing development of these technologies, which we expect to be technically complex and designed in a manner that does not favor us or our partners, has created and will likely continue to create industry uncertainty regarding the potential effects on user experience and advertiser targeting and measurement. Although we believe our platform is well-positioned to adapt to such changes, particularly with our Viant Household ID, the impact of such changes remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel. Google has also introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Other browsers have added similar controls. These actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate, which could cause changes in advertising budget allocations and thereby could negatively impact our business. In addition, these browser and platform providers may frequently delay or change their previously announced operations or policies.
For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. For example, Apple introduced an iOS update in April 2021 that requires users to opt-in to tracking of their activity across devices, and Google has announced that it will eventually deprecate its Android advertising identifier entirely. Privacy aspects of other channels for programmatic advertising, such as connected TVs or over-the-top video, are still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.
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
Although we have taken measures to protect our systems from such threats, these measures may not be effective, and we and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such incidents to continue in varying degrees. For example, in 2016, we discovered a breach of information from our Myspace databases resulting in the unauthorized access and offer for sale of approximately 360 million Myspace user account email addresses, usernames, and hashed passwords. See “—We face liabilities arising out of our ownership and operation of Myspace.com.” We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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
We are a holding company and our only business is to act as the managing member of Viant Technology LLC, and our only material assets are Class A units representing approximately 25.8% of the membership interests of Viant Technology LLC as of

June 30, 2024. We do not have any independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will depend upon the financial results and cash flows of Viant Technology LLC.
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
Funds used by Viant Technology LLC to satisfy its tax distribution obligations generally are not available for reinvestment in our business. Moreover, the tax distributions Viant Technology LLC is required to make may be substantial and may significantly exceed (as a percentage of Viant Technology LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments are calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments likely significantly exceed the actual tax liability for many of the existing members of Viant Technology LLC.
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
If we continue to grow our business and increase our offerings, our costs will increase, and we may not be able to generate sufficient revenue to sustain profitability and failure to manage growth effectively could cause our business to suffer.
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
The market price of equity securities of technology companies, including the price of our own Class A common stock, has historically experienced high levels of volatility. The market price of our Class A common stock could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control. Further, stock markets may experience extreme price and volume fluctuations that can affect the market prices of equity securities. These fluctuations can be unrelated or disproportionate to the operating performance of those companies. For instance, if the stock market for technology companies, or the stock market generally, experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our Class A common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
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
Through their ownership of common stock, the Vanderhook Parties control approximately 70% of the voting power of our common stock in the election of directors as of June 30, 2024. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.

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
While we have and continue to engage in voluntary initiatives (which may include voluntary disclosures, certifications, and/or goals, among others) to improve the ESG profile of the Company and/or our products, such initiatives may require considerable investments and may not have the desired effect. For example, our goals, such as efforts to be carbon neutral in fiscal 2023 and subsequent years, with all of their contingencies, dependencies, calculations and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious, and we may not achieve them, either according to specific standards or stakeholder expectations or at all. Moreover, actions or statements that we may take based on expectations, assumptions, methodologies, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. In addition, ESG initiatives may be particularly prone to errors or misinterpretation, as they often involve substantial discretion given there is no consensus on specific best practices and related standards and methodologies, all of which continue to evolve. For example, we identified certain calculation discrepancies in historically reported emissions metrics and statements, which required us to purchase additional environmental attributes in order to achieve our fiscal 2023 carbon neutrality goal. While these discrepancies have not materially impacted our ESG strategy or financial performance, we cannot guarantee that other ESG-reporting errors will not occur in future or the ultimate impact such errors might have. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives) and/or align with evolving best practices, we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance, including as stakeholder perceptions of sustainability continue to evolve. Additionally, our current programs, reporting frameworks, and principles may not be in compliance with any new environmental and social laws and regulations, or novel interpretations of existing laws and regulations, that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial.
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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In April 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50.0 million of our Class A common stock or Class B units of Viant Technology LLC. For additional information related to share repurchases, refer to Note 9—Stockholders' Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Other than shares repurchased under the stock repurchase program, during the second quarter of 2024, we repurchased shares of Class A common stock in connection with the vesting of restricted stock units to provide the holders of such restricted units with cash to satisfy the estimated taxes incidental to the vesting of the related awards.

The following table summarizes shares repurchased during the periods presented:

Period	Total Number of Class A Shares Purchased	Total Number of Class B Units Purchased	Average Price Paid per Class A Share(1)	Average Price Paid per Class B Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
4/1/24 to 4/30/24	—	—	$—	$—	—	$50,000
5/1/24 to 5/31/24	250,618	—	$9.60	$—	250,618	$47,622
6/1/24 to 6/30/24	391,093	—	$9.52	$—	322,075	$44,586
Total	641,711	—			572,693
(1)For shares of Class A common stock repurchased under the publicly announced stock repurchase program, average price paid per share includes costs associated with such repurchases.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)On May 9, 2024, our Chief Financial Officer, Larry Madden, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 200,000 shares of our Class A common stock. The plan will remain in effect until the earlier of (i) February 14, 2025, (ii) the date on which an aggregate of 200,000 shares have been sold under the plan, or (iii) such time as the plan is otherwise terminated according to its terms. Except as described above, during the quarter ended June 30, 2024, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

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

VIANT TECHNOLOGY INC.

Date: August 12, 2024	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)