Form 10-Q
period 2024-09-30
Viant Technology Inc.
filed 2024-11-12
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐ No ☒
As of November 8, 2024, there were 16,047,982 shares and 46,803,841 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties.
In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our demand side platform in enabling the programmatic purchase of advertising in the digital advertising industry; our product strategy, including our use of artificial intelligence; our efforts to enhance the security and privacy of our platform; the impact of information and data privacy trends and regulations on our business and competitors; the potential impacts of macroeconomic and geopolitical events on our business and the business of our customers, suppliers and channel partners, and the economy; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; our environmental and sustainability initiatives; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
The forward-looking statements contained in this Quarterly Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” in this Quarterly Report. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and we caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.
We may use the "Investor Relations" section of our website, our LinkedIn account, the LinkedIn account of our Chief Executive Officer, Tim Vanderhook, the LinkedIn account of our Chief Operating Officer, Chris Vanderhook, our X (formerly known as Twitter) account (@viant_tech), and Chris Vanderhook's X account (@cvanderhook) as a distribution channel for material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the "Investor Relations" section of our website at investors.viantinc.com and the foregoing LinkedIn and X pages. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the "Email Alerts" option under the IR Resources menu of the Investor Relations section of our website at investors.viantinc.com.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$79,922	$59,585	$199,181	$158,528
Operating expenses:
Platform operations	44,598	30,965	109,600	87,825
Sales and marketing	13,007	14,146	38,994	38,006
Technology and development	5,631	6,151	16,678	18,217
General and administrative	12,648	11,142	36,334	33,658
Total operating expenses	75,884	62,404	201,606	177,706
Income (loss) from operations	4,038	(2,819)	(2,425)	(19,178)
Other expense (income), net:
Interest income, net	(2,407)	(2,329)	(7,147)	(6,197)
Other expense, net	1	1	4	89
Total other expense (income), net	(2,406)	(2,328)	(7,143)	(6,108)
Income (loss) before income taxes	6,444	(491)	4,718	(13,070)
Provision for (benefit from) income taxes	(14)	181	(14)	181
Net income (loss)	6,458	(672)	4,732	(13,251)
Less: Net income (loss) attributable to noncontrolling interests	4,951	(146)	4,117	(9,181)
Net income (loss) attributable to Viant Technology Inc.	$1,507	$(526)	$615	$(4,070)
Earnings (loss) per share of Class A common stock:
Basic	$0.09	$(0.03)	$0.04	$(0.27)
Diluted	$0.09	$(0.03)	$0.04	$(0.27)
Weighted-average shares of Class A common stock outstanding:
Basic	16,290	15,388	16,240	15,093
Diluted	19,993	15,388	16,240	15,093
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$214,632	$216,458
Accounts receivable, net of allowances	135,647	117,473
Prepaid expenses and other current assets	10,131	6,486
Total current assets	360,410	340,417
Property, equipment, and software, net	31,152	28,261
Operating lease assets	24,643	22,995
Intangible assets, net	113	201
Goodwill	12,422	12,422
Other assets	1,001	615
Total assets	$429,741	$404,911
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$65,974	$47,342
Accrued liabilities	45,064	39,263
Accrued compensation	10,440	10,925
Deferred revenue	345	316
Current portion of operating lease liabilities	4,548	3,762
Other current liabilities	3,829	7,242
Total current liabilities	130,200	108,850
Long-term debt	—	—
Long-term portion of operating lease liabilities	22,317	21,672
Total liabilities	152,517	130,522
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 17,423,015 and 15,937,816	17	16
Outstanding — 16,224,237 and 15,783,941
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 46,850,054 and 47,032,260	47	47
Additional paid-in capital	121,597	112,830
Accumulated deficit	(50,049)	(43,509)
Treasury stock, at cost; 1,198,778 and 153,875 shares held	(12,191)	(1,127)
Total stockholders’ equity attributable to Viant Technology Inc.	59,421	68,257
Noncontrolling interests	217,803	206,132
Total equity	277,224	274,389
Total liabilities and stockholders’ equity	$429,741	$404,911
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of June 30, 2024	17,170	$17	46,985	$47	$119,740	$(49,162)	(795)	$(7,578)	$208,878	$271,942
Issuance of Class A common stock related to vesting of restricted stock units	118	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	135	—	(135)	—	—	—	—	—	—	—
Repurchase of treasury stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(118)	(1,185)	—	(1,185)
Repurchase of treasury stock related to the stock repurchase program	—	—	—	—	—	—	(564)	(6,119)	—	(6,119)
Reissuance of treasury stock	—	—	—	—	—	(2,394)	278	2,691	—	297
Allocation of equity to noncontrolling interests	—	—	—	—	(3,974)	—	—	—	3,974	—
Accrued member tax distributions	—	—	—	—	(137)	—	—	—	—	(137)
Stock-based compensation	—	—	—	—	5,968	—	—	—	—	5,968
Net income	—	—	—	—	—	1,507	—	—	4,951	6,458
Balance as of September 30, 2024	17,423	$17	46,850	$47	$121,597	$(50,049)	(1,199)	$(12,191)	$217,803	$277,224

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of June 30, 2023	15,598	$16	47,082	$47	$102,885	$(41,636)	(256)	$(1,074)	$203,817	$264,055
Issuance of Class A common stock related to vesting of restricted stock units	148	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	—	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(148)	(980)	—	(980)
Reissuance of treasury stock	—	—	—	—	—	(831)	199	831	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(312)	—	—	—	312	—
Accrued member tax distributions	—	—	—	—	(3,851)	—	—	—	—	(3,851)
Stock-based compensation	—	—	—	—	10,136	—	—	—	—	10,136
Net loss	—	—	—	—	—	(526)	—	—	(146)	(672)
Balance as of September 30, 2023	15,746	$16	47,082	$47	$108,858	$(42,993)	(205)	$(1,223)	$203,983	$268,688

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2023	15,938	$16	47,032	$47	$112,830	$(43,509)	(154)	$(1,127)	$206,132	$274,389
Issuance of Class A common stock related to vesting of restricted stock units	1,295	1	—	—	(1)	—	—	—	—	—
Exercise of stock options	8	—	—	—	40	—	—	—	—	40
Exchange of Class B common stock for Class A common stock	182	—	(182)	—	—	—	—	—	—	—
Repurchase of treasury stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(854)	(8,484)	—	(8,484)
Repurchase of treasury stock related to the stock repurchase program	—	—	—	—	—	—	(1,137)	(11,599)	—	(11,599)
Reissuance of treasury stock	—	—	—	—	—	(7,155)	946	9,019	—	1,864
Allocation of equity to noncontrolling interests	—	—	—	—	(7,554)	—	—	—	7,554	—
Accrued member tax distributions	—	—	—	—	(765)	—	—	—	—	(765)
Stock-based compensation	—	—	—	—	17,047	—	—	—	—	17,047
Net income	—	—	—	—	—	615	—	—	4,117	4,732
Balance as of September 30, 2024	17,423	$17	46,850	$47	$121,597	$(50,049)	(1,199)	$(12,191)	$217,803	$277,224

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	14,784	$15	47,082	$47	$95,922	$(36,261)	(140)	$(475)	$206,520	$265,768
Cumulative impact of ASU 2016-13 adoption (CECL)	—	—	—	—	—	(209)	—	—	—	(209)
Balance as of January 1, 2023	14,784	$15	47,082	$47	$95,922	$(36,470)	(140)	$(475)	$206,520	$265,559
Issuance of Class A common stock related to vesting of restricted stock units	962	1	—	—	(1)	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	—	—	—	—	—	—	—	—	—	—
Repurchase of treasury stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(681)	(3,202)	—	(3,202)
Reissuance of treasury stock	—	—	—	—	—	(2,454)	616	2,454	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(6,645)	—	—	—	6,645	—
Accrued member tax distributions	—	—	—	—	(9,476)	—	—	—	—	(9,476)
Stock-based compensation	—	—	—	—	29,058	—	—	—	—	29,058
Net loss	—	—	—	—	—	(4,069)	—	—	(9,182)	(13,251)
Balance as of September 30, 2023	15,746	$16	47,082	$47	$108,858	$(42,993)	(205)	$(1,223)	$203,983	$268,688
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$4,732	$(13,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,351	10,731
Stock-based compensation	15,306	24,735
Provision for doubtful accounts	876	63
Loss on disposal of assets	21	118
Noncash lease expense	2,983	2,941
Changes in operating assets and liabilities:
Accounts receivable	(19,050)	(4,653)
Prepaid expenses and other assets	(3,705)	1,350
Accounts payable	18,750	(5,639)
Accrued liabilities	5,757	151
Accrued compensation	(705)	(781)
Deferred revenue	29	1,179
Operating lease liabilities	(3,199)	(2,736)
Other liabilities	1,130	295
Net cash provided by operating activities	35,276	14,503
Cash flows from investing activities:
Purchases of property and equipment	(2,280)	(719)
Capitalized software development costs	(11,141)	(8,941)
Net cash used in investing activities	(13,421)	(9,660)
Cash flows from financing activities:
Repurchase of treasury stock related to tax withholdings on vested equity awards	(8,484)	(3,202)
Repurchase of treasury stock related to the stock repurchase program	(11,468)	—
Payment of member tax distributions	(5,306)	(5,207)
Proceeds from the exercise of stock options	1,903	—
Payment of offering costs	(326)	—
Net cash used in financing activities	(23,681)	(8,409)
Net decrease in cash and cash equivalents	(1,826)	(3,566)
Cash and cash equivalents at beginning of period	216,458	206,573
Cash and cash equivalents at end of period	$214,632	$203,007
Supplemental disclosure of cash flow information:
Cash paid for interest	$211	$145
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	1,741	4,323
Operating lease assets obtained in exchange for operating lease liabilities	4,630	371
Capitalized assets financed by accounts payable and accrued liabilities	1,157	1,078
Accrued member tax distributions	—	4,269
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
Management believes that the accompanying condensed consolidated financial statements reflect the adjustments necessary for the fair statement of its condensed consolidated balance sheets, statements of operations, and cash flows included in this Quarterly Report on Form 10-Q. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain information and disclosures normally included in the Company's consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2023.
The condensed consolidated statements of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 (“fiscal 2024”), or for any other future annual or interim period.
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
The impact of widespread macroeconomic and geopolitical uncertainties, including the impact of bank failures, high interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, pandemics, political election cycles, international conflicts and acts of terrorism on our business continues to evolve. Many of our estimates and assumptions consider these macroeconomic and geopolitical factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available on the potential impact on our business of global economic and business events, our estimates may change materially in future periods as a result.
Comprehensive Income (Loss)
For the periods presented, net income (loss) is equal to comprehensive income (loss).
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of September 30, 2024, cash equivalents included money market funds of $195.4 million.
Accounts Receivable, Net of Allowances
The following table presents changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2024:

(in thousands)
Balance as of December 31, 2023	$1,197
Provision for doubtful accounts	(87)
Write-offs, net of recoveries	—
Balance as of March 31, 2024	1,110
Provision for doubtful accounts	55
Write-offs, net of recoveries	—
Balance as of June 30, 2024	1,165
Provision for doubtful accounts	908
Write-offs, net of recoveries	(4)
Balance as of September 30, 2024	$2,069
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
As of September 30, 2024, one individual customer accounted for 15.2% of consolidated accounts receivable. As of December 31, 2023, one individual customer accounted for 17.9% of consolidated accounts receivable.
As of September 30, 2024, three individual suppliers accounted for 17.4%, 14.4% and 11.1%, respectively, of consolidated accounts payable and accrued liabilities. As of December 31, 2023, three individual suppliers accounted for 16.1%, 14.4% and 11.6%, respectively, of consolidated accounts payable and accrued liabilities.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table provides the Company's concentrations of credit risk with respect to advertising agency holding companies and individual customers as a percentage of the Company's total revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advertising Agency Holding Company
A	<10.0%	<10.0%	10.8%	<10.0%
B	<10.0%	11.5%	<10.0%	<10.0%
Individual Customer
C	12.5%	<10.0%	<10.0%	<10.0%
D	<10.0%	20.3%	<10.0%	15.2%
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
3. Revenue
The disaggregation of revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Over-time revenue	$1,438	$1,019	$3,865	$2,188
Point-in-time revenue	78,484	58,566	195,316	156,340
Total revenue	$79,922	$59,585	$199,181	$158,528
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $0.9 million as of September 30, 2024 and $0.2 million as of December 31, 2023. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts.
Remaining deferred revenue that is anticipated to be recognized during the succeeding 12 month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.
4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of September 30,	As of December 31,
	2024	2023
Capitalized software development costs	$98,060	$90,803
Computer equipment	1,729	1,449
Purchased software	18	32
Furniture, fixtures and office equipment	1,090	977
Leasehold improvements	4,534	2,823
Total property, equipment, and software	105,431	96,084
Less: Accumulated depreciation	(74,279)	(67,823)
Total property, equipment, and software, net	$31,152	$28,261

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Platform operations	$3,383	$3,147	$10,440	$8,769
Sales and marketing	—	—	—	—
Technology and development	432	386	1,303	1,162
General and administrative	203	145	520	436
Total	$4,018	$3,678	$12,263	$10,367
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
As of September 30, 2024, the Company's operating leases had a weighted-average remaining lease term of approximately six years and a weighted-average incremental borrowing rate of 4.1%.
Cash paid for amounts included in the operating lease liabilities was $1.4 million and $3.8 million for the three and nine months ended September 30, 2024, respectively, and $1.3 and $3.5 million for the three and nine months ended September 30, 2023, respectively.
The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,030	$1,234	$3,486	$3,655
Short-term lease cost	325	268	373	609
Variable lease cost	—	—	—	9
Total lease cost	$1,355	$1,502	$3,859	$4,273
As of September 30, 2024, the Company had a remaining contractual obligation of $1.8 million related to a short-term lease to be paid over the following three years. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in the disclosure of short-term lease cost. This lease and other of our short-term leases are not recorded on the Company's condensed consolidated balance sheet due to our accounting policy election for short-term leases.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Future minimum lease payments are as follows:

As of September 30,
Year	2024
Remainder of 2024	$1,254
2025	5,550
2026	5,399
2027	5,449
2028	4,117
Thereafter	8,181
Total undiscounted future lease payments	29,950
Less: Imputed interest	(3,085)
Present value of operating lease liabilities	26,865
Less: Operating lease liabilities, current	(4,548)
Operating lease liabilities, noncurrent	$22,317
6. Intangible Assets, Net
The balances of intangible assets and accumulated amortization are as follows:

	As of September 30, 2024
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.0	$4,927	$(4,927)	$—
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	1.4	1,400	(1,287)	113
Total		$8,627	$(8,514)	$113

	As of December 31, 2023
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.0	$4,927	$(4,927)	$—
Customer relationships	0.1	2,300	(2,272)	28
Trademarks/tradenames	2.2	1,400	(1,227)	173
Total		$8,627	$(8,426)	$201

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Platform operations	$—	$—	$—	$58
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	20	102	88	306
Total	$20	$102	$88	$364
Estimated future amortization of intangible assets is as follows:

As of September 30,
Year	2024
Remainder of 2024	$20
2025	80
2026	13
2027	—
2028	—
Thereafter	—
Total	$113
7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of September 30,	As of December 31,
	2024	2023
Accrued traffic acquisition costs	$41,754	$34,085
Other accrued liabilities	3,310	5,178
Total accrued liabilities	$45,064	$39,263
As of September 30, 2024 and December 31, 2023, the Company had a balance of $0.1 million and $0.3 million, respectively, payable to related parties for expenses such related parties incurred on the Company's behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The related expense incurred by the Company was $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively.
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
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon the selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

(as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The applicable margin is between 1.00% to 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of September 30, 2024 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum; additionally, the Company pays customary letter of credit fees, as applicable.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company's ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that the Company maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of September 30, 2024, the Company was in compliance with all applicable covenants under the Amended Loan Agreement.
The Company did not have an outstanding balance under the revolving credit facility as of September 30, 2024.
9. Stockholders' Equity
Stock-based Compensation
The Company is authorized to grant restricted stock units ("RSUs"), incentive stock options, nonqualified stock options ("NQSOs"), stock appreciation rights, restricted stock awards, and performance stock awards under its 2021 Long Term Incentive Plan (the “LTIP”). As of September 30, 2024, the Company had only granted RSUs and NQSOs under the LTIP. Under the LTIP, 5.9 million shares of Class A common stock remained available for grant as of September 30, 2024.
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Platform operations	$553	$1,171	$1,513	$3,187
Sales and marketing	1,180	2,588	3,074	7,620
Technology and development	693	1,529	1,844	4,363
General and administrative	2,903	3,446	8,875	9,565
Total	$5,329	$8,734	$15,306	$24,735

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2023	3,647	$6.03
Granted	2,312	9.24
Vested	(1,138)	5.88
Canceled/forfeited	(137)	9.22
RSUs outstanding as of March 31, 2024	4,684	7.56
Granted	203	9.42
Vested	(419)	8.42
Canceled/forfeited	(50)	7.46
RSUs outstanding as of June 30, 2024	4,418	7.56
Granted	32	10.38
Vested	(337)	9.42
Canceled/forfeited	(41)	8.25
RSUs outstanding as of September 30, 2024	4,072	$7.43
As of September 30, 2024, the Company had unrecognized stock-based compensation relating to RSUs of approximately $26.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.
Nonqualified Stock Options
The following summarizes nonqualified stock option activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	5,736	$5.41	8.6	$8,807
Granted	516	9.92
Exercised	(17)	6.04
Canceled	(97)	5.62
Expired	(3)	13.70
Outstanding as of March 31, 2024	6,135	5.78	8.3	30,031
Granted	—	—
Exercised	(278)	5.41
Canceled	(13)	5.46
Expired	(4)	11.95
Outstanding as of June 30, 2024	5,840	5.79	8.1	23,942
Granted	—	—
Exercised	(59)	4.98
Canceled	—	—
Expired	—	—
Outstanding as of September 30, 2024	5,781	5.80	7.9	$30,529

Vested and exercisable	3,476	5.47	7.8	$19,516

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

There were no nonqualified stock options granted during the three months ended September 30, 2024. The weighted-average grant date fair value of the nonqualified stock options granted during the nine months ended September 30, 2024 was $6.67. As of September 30, 2024, the Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $8.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.
The assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options were as follows:

	Three and Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.1%	3.8% - 4.3%
Expected volatility	74.4%	75.8% - 81.5%
Expected term (in years)	5.8	6.0 - 6.1
Expected dividend yield	0.0%	0.0%
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
Expected Term. Given the insufficient historical data relating to nonqualified stock option exercises, the expected term assumption is based on the simplified method, which uses the midpoint of the weighted-average vesting period and the contractual term. The Company will continue to apply this process until a sufficient amount of historical information regarding the Company’s nonqualified stock option exercises becomes available.
Expected Dividend Yield. The Company’s expected dividend yield assumption is zero as it has never paid dividends and has no present intention to do so in the future.
Stock Repurchase Program
On April 23, 2024, the Company's board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of the Company's Class A common stock or Class B units of Viant Technology LLC. As of September 30, 2024, $38.5 million remained available under the stock repurchase program.
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
Shares of Class A common stock and Class B units repurchased by the Company under the stock repurchase program were as follows (in thousands):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Shares(1)	Amount(2)	Shares(1)	Amount(2)
Class A common stock repurchases	564	$6,119	1,137	$11,599
Class B unit repurchases	—	—	—	—
Total repurchases	564	$6,119	1,137	$11,599
(1)Shares repurchased include unsettled repurchases as of September 30, 2024.

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
10. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset in the current and prior-year periods. The Company recognized an income tax benefit that was de minimis for the three months ended September 30, 2024 and effective tax rates of (0.2)% and (0.3)% for the three and nine months ended September 30, 2024, respectively. The Company recognized an income tax expense of $0.2 million for the three and nine months ended September 30, 2023, due to federal and state taxes payable, which resulted in an effective tax rate of (36.9)% and (1.4)%, respectively.
As of September 30, 2024, management determined based on applicable accounting standards and the weight of all available evidence, it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in Viant Technology LLC. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2024. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future over the recorded amount, a decrease to the valuation allowance will be made, which will reduce the provision for income taxes.
The Company has concluded based on applicable accounting standards and the weight of all available evidence, that it was MLTN that its deferred tax assets subject to the Tax Receivable Agreement ("TRA") entered into with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021 would not be realized as of September 30, 2024. Therefore, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of such deferred tax assets. As of September 30, 2024, the total unrecorded TRA liability is approximately $10.8 million. If utilization of the deferred tax assets subject to the TRA becomes MLTN in the future, the Company will record a liability related to the TRA, to the extent probable at that time, which will be recognized as an expense within its condensed consolidated statements of operations.
11. Earnings (Loss) Per Share
For the three and nine months ended September 30, 2024 and 2023, basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings (loss) per share has been calculated in a manner consistent with that of basic earnings (loss) per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table presents the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$6,458	$(672)	$4,732	$(13,251)
Less: Net income (loss) attributable to noncontrolling interests	4,951	(146)	4,117	(9,181)
Net income (loss) attributable to Viant Technology Inc.—basic	$1,507	$(526)	$615	$(4,070)
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of dilutive securities for Class A common stock	272	—	—	—
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	(64)	—	—	—
Net income (loss) attributable to Viant Technology, Inc.—diluted	$1,715	$(526)	$615	$(4,070)
Denominator
Weighted-average shares of Class A common stock outstanding—basic	16,290	15,388	16,240	15,093
Effect of dilutive securities:
Restricted stock units	1,696	—	—	—
Nonqualified stock options	2,007	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	19,993	15,388	16,240	15,093

Earnings (loss) per share of Class A common stock—basic	$0.09	$(0.03)	$0.04	$(0.27)
Earnings (loss) per share of Class A common stock—diluted	$0.09	$(0.03)	$0.04	$(0.27)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	—	3,944	4,072	3,944
Nonqualified stock options	—	5,775	5,781	5,775
Shares of Class B common stock	46,850	47,082	46,850	47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	46,850	56,801	56,703	56,801
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table summarizes the ownership of Viant Technology LLC:

	As of September 30, 2024		As of December 31, 2023
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	16,224,237	25.7%	15,783,941	25.1%
Noncontrolling interests	46,850,054	74.3%	47,032,260	74.9%
Total	63,074,291	100.0%	62,816,201	100.0%
During the three and nine months ended September 30, 2024, noncontrolling interests exchanged 134,613 and 182,206 Class B shares of Viant Technology LLC, respectively, for 134,613 and 182,206 shares of the Company’s Class A common stock, respectively, which also resulted in the cancellation of 134,613 and 182,206 Class B shares, respectively, that were previously held by noncontrolling interests with no additional consideration provided.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Viant Technology Inc.	$1,507	$(526)	$615	$(4,070)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(3,974)	(312)	(7,554)	(6,644)
Change from net income (loss) attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(2,467)	$(838)	$(6,939)	$(10,714)
13. Commitments and Contingencies
Lease Commitments
As of September 30, 2024, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of September 30, 2024, we had non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage and other computing services. As of September 30, 2024, we estimate these obligations to be approximately $3.4 million for the remainder of 2024, $12.4 million in 2025, $7.5 million in 2026, and $2.0 million in 2027.
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
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of September 30, 2024.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

14. Subsequent Events
On November 6, 2024, the Company completed the acquisition of IRIS.TV, Inc., a leading video content data platform, to further strengthen the Company’s suite of AI enabled tools and Connected TV solutions. We expect to account for this transaction as a business combination and are currently in the process of determining the initial purchase accounting for this transaction.

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
In September 2024, we launched our artificial intelligence product suite, ViantAI, which we believe will be the foundational component of our long-term vision for autonomous advertising to create the most efficient and cost-effective experience for our customers. ViantAI handles every stage of programmatic advertising, from building campaigns to optimizing execution allowing advertisers and their agencies to rely on ViantAI to manage their campaigns while they focus on broader strategic goals.
Our financial results for the three months ended September 30, 2024 and 2023, respectively, include:
•Revenue of $79.9 million and $59.6 million, representing an increase of 34.1%;
•Gross profit of $35.3 million and $28.6 million, representing an increase of 23.4%;
•Contribution ex-TAC(1) of $47.4 million and $39.1 million, representing an increase of 21.1%;
•Net income (loss) of $6.5 million and $(0.7) million, representing an improvement of 1,061.0%;
•Non-GAAP net income(1) of $12.3 million and $7.6 million, representing an increase of 61.4%; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
•Adjusted EBITDA(1) of $14.7 million and $9.7 million, representing an increase of 51.8%.
Our financial results for the nine months ended September 30, 2024 and 2023, respectively, include:
•Revenue of $199.2 million and $158.5 million, representing an increase of 25.6%;
•Gross profit of $89.6 million and $70.7 million, representing an increase of 26.7%;
•Contribution ex-TAC(1) of $123.0 million and $100.8 million, representing an increase of 22.1%;
•Net income (loss) of $4.7 million and $(13.3) million, representing an improvement of 135.7%;
•Non-GAAP net income(1) of $20.9 million and $10.8 million, representing an increase of 93.0%; and
•Adjusted EBITDA(1) of $27.4 million and $16.1 million, representing an increase of 69.9%.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Factors Affecting Our Performance
Attract, Retain and Grow our Customer Base
Our future growth depends on our ability to enhance and improve our offerings and platform to increase our customers' usage of our platform and add new customers. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe we are well positioned to capture more of our customers’ programmatic budgets. We also continue to add functionality to our platform to encourage our customers to increase their usage. For instance, we continue to leverage artificial intelligence and machine learning in our platform to help our customers improve the efficiency and effectiveness of their advertising campaigns. We expect ViantAI to accelerate market share gains and expand our total addressable market. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP and highlight the advantages of our household ID and strategic partner data as a superior option to cookie-based targeting.
We evaluate our customers' usage of our platform and assess our market penetration and scale based on changes in revenue, contribution ex-TAC and advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee that we charge customers. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, our revenue grew 26%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue, gross profit and contribution ex-TAC during the nine months ended September 30, 2024. For a detailed discussion of our key operating measures, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Results of Operations
The following tables present our unaudited condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Statements of Operations Data:
Revenue	$79,922	$59,585	$199,181	$158,528
Operating expenses(1):
Platform operations	44,598	30,965	109,600	87,825
Sales and marketing	13,007	14,146	38,994	38,006
Technology and development	5,631	6,151	16,678	18,217
General and administrative	12,648	11,142	36,334	33,658
Total operating expenses	75,884	62,404	201,606	177,706
Income (loss) from operations	4,038	(2,819)	(2,425)	(19,178)
Total other expense (income), net	(2,406)	(2,328)	(7,143)	(6,108)
Income (loss) before income taxes	6,444	(491)	4,718	(13,070)
Provision for (benefit from) income taxes	(14)	181	(14)	181
Net income (loss)	6,458	(672)	4,732	(13,251)
Less: Net income (loss) attributable to noncontrolling interests	4,951	(146)	4,117	(9,181)
Net income (loss) attributable to Viant Technology Inc.	$1,507	$(526)	$615	$(4,070)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Operating expenses(1):
Platform operations	56%	52%	55%	55%
Sales and marketing	16%	24%	20%	24%
Technology and development	7%	10%	8%	11%
General and administrative	16%	19%	18%	21%
Total operating expenses	95%	105%	101%	112%
Income (loss) from operations	5%	(5)%	(1)%	(12)%
Total other expense (income), net	(3)%	(4)%	(4)%	(4)%
Income (loss) before income taxes	8%	(1)%	2%	(8)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net income (loss)	8%	(1)%	2%	(8)%
Less: Net income (loss) attributable to noncontrolling interests	6%	—%	2%	(6)%
Net income (loss) attributable to Viant Technology Inc.	2%	(1)%	—%	(3)%
*Percentages may not sum due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Stock-based compensation, depreciation and amortization included in operating expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation:
Platform operations	$553	$1,171	$1,513	$3,187
Sales and marketing	1,180	2,588	3,074	7,620
Technology and development	693	1,529	1,844	4,363
General and administrative	2,903	3,446	8,875	9,565
Total stock-based compensation	$5,329	$8,734	$15,306	$24,735

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation:
Platform operations	$3,383	$3,147	$10,440	$8,769
Sales and marketing	—	—	—	—
Technology and development	432	386	1,303	1,162
General and administrative	203	145	520	436
Total depreciation	$4,018	$3,678	$12,263	$10,367

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization:
Platform operations	$—	$—	$—	$58
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	20	102	88	306
Total amortization	$20	$102	$88	$364
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$79,922	$59,585	$20,337	34%
Revenue increased by $20.3 million, or 34%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to an 154% increase in revenue from marketers in the political, automotive, travel, and consumer goods industry verticals, and a net 6% increase in all other industry verticals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Operating Expenses
Platform Operations

	Three Months Ended September 30,		Change
	2024	2023	$	%
Traffic acquisition costs	$32,570	$20,483	$12,087	59%
Other platform operations	12,028	10,482	1,546	15%
Total platform operations	$44,598	$30,965	$13,633	44%
Percentage of revenue	56%	52%
Platform operations expense increased by $13.6 million, or 44%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to a $12.1 million increase in traffic acquisition costs (“TAC”), a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $1.3 million increase in platform costs related to non-operational media purchases, a $0.5 million increase in cloud and data center services in support of our DSP, a $0.2 million increase in depreciation driven by our continued investment in developed technology and a $0.1 million increase in personnel costs, partially offset by a $0.6 million decrease in stock-based compensation.
Sales and Marketing

	Three Months Ended September 30,		Change
	2024	2023	$	%
Sales and marketing	$13,007	$14,146	$(1,139)	(8)%
Percentage of revenue	16%	24%
Sales and marketing expense decreased by $1.1 million, or 8%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily due to a $1.4 million decrease in stock-based compensation and a $1.2 million decrease in advertising expense, partially offset by a $1.5 million increase in personnel costs.
Technology and Development

	Three Months Ended September 30,		Change
	2024	2023	$	%
Technology and development	$5,631	$6,151	$(520)	(8)%
Percentage of revenue	7%	10%
Technology and development expense decreased by $0.5 million, or 8%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This decrease was primarily due to a $0.8 million decrease in stock-based compensation, partially offset by a $0.2 million increase in personnel costs and a $0.1 million increase in technology costs in support of our DSP.
General and Administrative

	Three Months Ended September 30,		Change
	2024	2023	$	%
General and administrative	$12,648	$11,142	$1,506	14%
Percentage of revenue	16%	19%
General and administrative expense increased by $1.5 million, or 14%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily due to a $1.1 million increase in personnel costs, a $0.9 million increase in bad debt expense, a $0.2 million increase in travel and entertainment expense and a $0.1 million increase in accounting, legal, and consulting expenses associated with general corporate and compliance matters, partially offset by a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
$0.5 million decrease in stock-based compensation, a $0.2 million decrease in recruiting services and a $0.1 million decrease in business insurance expense.
Total Other Expense (Income), Net

	Three Months Ended September 30,		Change
	2024	2023	$	%
Total other expense (income), net	$(2,406)	$(2,328)	$(78)	3%
Percentage of revenue	(3)%	(4)%
Total other income, net increased by $0.1 million, or 3%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily attributable to higher interest income on cash and cash equivalents driven by higher interest rates.
For the three months ended September 30, 2024 and 2023, total interest cost incurred was $0.1 million. Interest costs capitalized during the three months ended September 30, 2024 and 2023 were de minimis.
Provision For (Benefit From) Income Taxes

	Three Months Ended September 30,		Change
	2024	2023	$	%
Provision for (benefit from) income taxes	$(14)	$181	$(195)	(108)%
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the three months ended September 30, 2024 and 2023. The benefit from income taxes was de minimis during the three months ended September 30, 2024, compared to a provision of $0.2 million for the three months ended September 30, 2023.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Revenue	$199,181	$158,528	$40,653	26%
Revenue increased by $40.7 million, or 26%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to a 67% increase in revenue from marketers in the travel, automotive, consumer goods, and political industry verticals, and a net 13% increase in all other industry verticals.
Operating Expenses
Platform Operations

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Traffic acquisition costs	$76,150	$57,747	$18,403	32%
Other platform operations	33,450	30,078	3,372	11%
Total platform operations	$109,600	$87,825	$21,775	25%
Percentage of revenue	55%	55%
Platform operations expense increased by $21.8 million, or 25%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to an $18.4 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $1.7 million increase in cloud

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
and data center services in support of our DSP, a $1.6 million increase in depreciation, driven by our continued investment in developed technology, a $1.3 million increase in platform costs related to non-operational media purchases and a $0.5 million increase in personnel costs, partially offset by a $1.7 million decrease in stock-based compensation.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Sales and marketing	$38,994	$38,006	$988	3%
Percentage of revenue	20%	24%
Sales and marketing expense increased by $1.0 million, or 3%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to a $3.4 million increase in personnel costs, a $1.6 million increase in advertising expense and a $0.7 million increase in travel and entertainment expense, partially offset by a $4.5 million decrease in stock-based compensation and a $0.2 million decrease in facilities expense.
Technology and Development

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Technology and development	$16,678	$18,217	$(1,539)	(8)%
Percentage of revenue	8%	11%
Technology and development expense decreased by $1.5 million, or 8%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This decrease was primarily due to a $2.5 million decrease in stock-based compensation and a $0.2 million decrease in facilities expense, partially offset by a $0.6 million increase in personnel costs, a $0.3 million increase in technology costs in support of our DSP and a $0.1 million increase in depreciation expense.
General and Administrative

	Nine Months Ended September 30,		Change
	2024	2023	$	%
General and administrative	$36,334	$33,658	$2,676	8%
Percentage of revenue	18%	21%
General and administrative expense increased by $2.7 million, or 8%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to a $2.2 million increase in personnel costs, a $0.8 million increase in bad debt expense, a $0.8 million increase in accounting, legal, and consulting expenses associated with general corporate and compliance matters, a $0.5 million increase in travel and entertainment expense and a $0.2 million increase in facilities expense, partially offset by a $0.7 million decrease in business insurance, licenses and taxes expense, a $0.7 million decrease in stock-based compensation and a $0.4 million decrease in recruiting services.
Total Other Expense (Income), Net

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Total other expense (income), net	$(7,143)	$(6,108)	$(1,035)	17%
Percentage of revenue	(4)%	(4)%
Total other income, net increased by $1.0 million, or 17%, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily attributable to higher interest income on cash and cash equivalents driven by higher interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
For the nine months ended September 30, 2024 and 2023, total interest cost incurred was $0.3 million and $0.3 million, respectively. Interest costs capitalized during the nine months ended September 30, 2024 and 2023 were de minimis.
Provision For (Benefit From) Income Taxes

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Provision for (benefit from) income taxes	$(14)	$181	$(195)	(108)%
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the nine months ended September 30, 2024 and 2023. The benefit from income taxes was de minimis during the nine months ended September 30, 2024, compared to a provision of $0.2 million for the nine months ended September 30, 2023.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change (%)	2024	2023	Change (%)

	(NM = Not Meaningful)
Operating and Financial Performance Measures
Gross profit	$35,324	$28,620	23%	$89,581	$70,703	27%
Contribution ex-TAC	$47,352	$39,102	21%	$123,031	$100,781	22%
Total operating expenses	$75,884	$62,404	22%	$201,606	$177,706	13%
Non-GAAP operating expenses	$32,677	$29,434	11%	$95,681	$84,687	13%
Net income (loss)	$6,458	$(672)	1061%	$4,732	$(13,251)	136%
Adjusted EBITDA	$14,675	$9,668	52%	$27,350	$16,094	70%
Net income (loss) as a percentage of gross profit	18%	(2)%	NM	5%	(19)%	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	31%	25%	NM	22%	16%	NM
Non-GAAP net income	$12,283	$7,609	61%	$20,892	$10,824	93%
Earnings (loss) per share—basic	$0.09	$(0.03)	400%	$0.04	$(0.27)	115%
Earnings (loss) per share—diluted	$0.09	$(0.03)	400%	$0.04	$(0.27)	115%
Non-GAAP earnings (loss) per share—basic	$0.15	$0.08	88%	$0.25	$0.11	127%
Non-GAAP earnings (loss) per share—diluted	$0.15	$0.08	88%	$0.24	$0.11	118%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$79,922	$59,585	$199,181	$158,528
Less: Platform operations	(44,598)	(30,965)	(109,600)	(87,825)
Gross profit	35,324	28,620	89,581	70,703
Add: Other platform operations	12,028	10,482	33,450	30,078
Contribution ex-TAC	$47,352	$39,102	$123,031	$100,781
Non-GAAP operating expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense (income), net, less TAC, stock-based compensation, depreciation, amortization and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense and non-operational media purchases. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of TAC, stock-based compensation, depreciation, amortization and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core controllable costs, and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Platform operations	$44,598	$30,965	$109,600	$87,825
Sales and marketing	13,007	14,146	38,994	38,006
Technology and development	5,631	6,151	16,678	18,217
General and administrative	12,648	11,142	36,334	33,658
Total operating expenses	75,884	62,404	201,606	177,706
Add:
Other expense, net	1	1	4	89
Less:
Traffic acquisition costs	(32,570)	(20,483)	(76,150)	(57,747)
Stock-based compensation	(5,329)	(8,734)	(15,306)	(24,735)
Depreciation and amortization	(4,038)	(3,780)	(12,351)	(10,731)
Restructuring and other(1)	—	26	(467)	105
Transaction expense(2)	—	—	(384)	—
Non-operational media purchases(3)	(1,271)	—	(1,271)	—
Non-GAAP operating expenses	$32,677	$29,434	$95,681	$84,687
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the nine months ended September 30, 2024, and adjustments to severance charges initially recognized during 2022 for the three and nine months ended September 30, 2023.
(2)Transaction expense consists of costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the nine months ended September 30, 2024.
(3)Non-operational media purchases reflects costs incurred for one-time and non-operating supplier purchases that are not billable to the customer for the three and nine months ended September 30, 2024.
Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC
Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest expense (income), net, income tax benefit (expense), depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense and non-operational media purchases. Net income (loss) is the most comparable GAAP financial measure. Adjusted EBITDA as a percentage of contribution ex-TAC is a non-GAAP financial measure we calculate by dividing adjusted EBITDA by contribution ex-TAC for the period or periods presented.
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
The following table presents a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$6,458	$(672)	$4,732	$(13,251)
Add back (less):
Interest income, net	(2,407)	(2,329)	(7,147)	(6,197)
Provision for (benefit from) income taxes	(14)	181	(14)	181
Depreciation and amortization	4,038	3,780	12,351	10,731
Stock-based compensation	5,329	8,734	15,306	24,735
Restructuring and other(1)	—	(26)	467	(105)
Transaction expense(2)	—	—	384	—
Non-operational media purchases(3)	1,271	—	1,271	—
Adjusted EBITDA	$14,675	$9,668	$27,350	$16,094
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the nine months ended September 30, 2024, and adjustments to severance charges initially recognized during 2022 for the three and nine months ended September 30, 2023.
(2)Transaction expense consists of costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the nine months ended September 30, 2024.
(3)Non-operational media purchases reflects costs incurred for one-time and non-operating supplier purchases that are not billable to the customer for the three and nine months ended September 30, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents the calculation of net income (loss) as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross profit	$35,324	$28,620	$89,581	$70,703
Net income (loss)	$6,458	$(672)	$4,732	$(13,251)
Net income (loss) as a percentage of gross profit	18%	(2)%	5%	(19)%
Contribution ex-TAC(1)	$47,352	$39,102	$123,031	$100,781
Adjusted EBITDA	$14,675	$9,668	$27,350	$16,094
Adjusted EBITDA as a percentage of contribution ex-TAC	31%	25%	22%	16%
(1)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”
Non-GAAP net income (loss)
Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss) adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense and non-operational media purchases, as well as the income tax effect of these adjustments. Net income (loss) is the most comparable GAAP financial measure. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
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
The following table presents a reconciliation of net income (loss) to non-GAAP net income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$6,458	$(672)	$4,732	$(13,251)
Add back (less):
Stock-based compensation	5,329	8,734	15,306	24,735
Restructuring and other(1)	—	(26)	467	(105)
Transaction expense(2)	—	—	384	—
Non-operational media purchases(3)	1,271	—	1,271	—
Income tax benefit (expense) related to Viant Technology Inc.’s share of non-GAAP pre-tax income (loss)(4)	(775)	(427)	(1,268)	(555)
Non-GAAP net income	$12,283	$7,609	$20,892	$10,824
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the nine months ended September 30, 2024, and adjustments to severance charges initially recognized during 2022 for the three and nine months ended September 30, 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(2)Transaction expense consists of costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the nine months ended September 30, 2024.
(3)Non-operational media purchases reflects costs incurred for one-time and non-operating supplier purchases that are not billable to the customer for the three and nine months ended September 30, 2024.
(4)The estimated income tax effect of our share of non-GAAP pre-tax income (loss) for the three and nine months ended September 30, 2024 and 2023 is calculated using assumed blended tax rates of 24% and 25%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is a non-GAAP financial measure defined by us as earnings (loss) per share of Class A common stock—basic and diluted, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense and non-operational media purchases, as well as the income tax effect of such adjustments. Earnings (loss) per share of Class A common stock—basic and diluted is the most comparable GAAP financial measure. Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share of Class A common stock—basic and diluted provides information to investors and the market generally that aids in the understanding and evaluation of our results of operations in the same manner as our management and board of directors.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of shares of Class A common stock such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the three and nine months ended September 30, 2024, Class B common stock has been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted method. For the three and nine months ended September 30, 2023, Class B common stock and nonqualified stock options have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under both the if-converted and treasury stock method.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the periods presented:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net income (loss)	$6,458	$—	$6,458	$(672)	$—	$(672)
Adjustments:
Add back: Stock-based compensation	—	5,329	5,329	—	8,734	8,734
Add back: Restructuring and other(1)	—	—	—	—	(26)	(26)
Add back: Non-operational media purchases(2)	—	1,271	1,271	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(3)	—	(775)	(775)	—	(427)	(427)
Non-GAAP net income (loss)	6,458	5,825	12,283	(672)	8,281	7,609
Less: Net income (loss) attributable to noncontrolling interests(4)	4,951	4,826	9,777	(146)	6,448	6,302
Net income (loss) attributable to Viant Technology Inc.—basic	$1,507	$999	$2,506	$(526)	$1,833	$1,307
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of dilutive securities for Class A common stock	272	268	540	—	80	80
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	(64)	(64)	(128)	—	(20)	(20)
Net income (loss) attributable to Viant Technology Inc.—diluted	$1,715	$1,203	$2,918	$(526)	$1,893	$1,367
Denominator
Weighted-average shares of Class A common stock outstanding —basic	16,290		16,290	15,388		15,388
Effect of dilutive securities:
Restricted stock units	1,696		1,696	—		735
Nonqualified stock options	2,007		2,007	—		—
Weighted-average shares of Class A common stock outstanding —diluted	19,993		19,993	15,388		16,123

Earnings (loss) per share of Class A common stock—basic	$0.09		$0.15	$(0.03)		$0.08
Earnings (loss) per share of Class A common stock—diluted	$0.09		$0.15	$(0.03)		$0.08

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	—		—	3,944		—
Nonqualified stock options	—		—	5,775		5,775
Shares of Class B common stock	46,850		46,850	47,082		47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	46,850		46,850	56,801		52,857

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Restructuring and other includes adjustments to severance charges initially recognized during 2022 for the three months ended September 30, 2023.
(2)Non-operational media purchases reflects costs incurred for one-time and non-operating supplier purchases that are not billable to the customer for the three months ended September 30, 2024.
(3)The estimated income tax effect of our share of non-GAAP pre-tax income (loss) for the three months ended September 30, 2024 and 2023 is calculated using assumed blended tax rates of 24% and 25%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(4)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation, restructuring and other charges and non-operational media purchases attributed to the noncontrolling interests outstanding during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net income (loss)	$4,732	$—	$4,732	$(13,251)	$—	$(13,251)
Adjustments:
Add back: Stock-based compensation	—	15,306	15,306	—	24,734	24,734
Add back: Restructuring and other(1)	—	467	467	—	(105)	(105)
Add back: Transaction expense(2)	—	384	384	—	—	—
Add back: Non-operational media purchases(3)	—	1,271	1,271	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(4)	—	(1,268)	(1,268)	—	(555)	(555)
Non-GAAP net income (loss)	4,732	16,160	20,892	(13,251)	24,074	10,823
Less: Net income (loss) attributable to noncontrolling interests(5)	4,117	12,683	16,800	(9,181)	18,305	9,124
Net income (loss) attributable to Viant Technology Inc.—basic	$615	$3,477	$4,092	$(4,070)	$5,769	$1,699
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of dilutive securities for Class A common stock	—	851	851	—	97	97
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	(202)	(202)	—	(24)	(24)
Net income (loss) attributable to Viant Technology Inc.—diluted	$615	$4,126	$4,741	$(4,070)	$5,842	$1,772
Denominator
Weighted-average shares of Class A common stock outstanding —basic	16,240		16,240	15,093		15,093
Effect of dilutive securities:
Restricted stock units	—		1,858	—		481
Nonqualified stock options	—		1,555	—		—
Weighted-average shares of Class A common stock outstanding —diluted	16,240		19,653	15,093		15,574

Earnings (loss) per share of Class A common stock—basic	$0.04		$0.25	$(0.27)		$0.11
Earnings (loss) per share of Class A common stock—diluted	$0.04		$0.24	$(0.27)		$0.11

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	4,072		—	3,944		—
Nonqualified stock options	5,781		—	5,775		5,775
Shares of Class B common stock	46,850		46,850	47,082		47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	56,703		46,850	56,801		52,857

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the nine months ended September 30, 2024, and adjustments to severance charges initially recognized during 2022 for the nine months ended September 30, 2023.
(2)Transaction expense consists of costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the nine months ended September 30, 2024.
(3)Non-operational media purchases reflects costs incurred for one-time and non-operating supplier purchases that are not billable to the customer for the nine months ended September 30, 2024.
(4)The estimated income tax effect of our share of non-GAAP pre-tax income (loss) for the nine months ended September 30, 2024 and 2023 is calculated using assumed blended tax rates of 24% and 25%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(5)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation, restructuring and other charges, transaction expense and non-operational media purchases attributed to the noncontrolling interests outstanding during the period.
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $214.6 million and working capital, consisting of current assets less current liabilities, of $230.2 million, compared to cash and cash equivalents of $216.5 million and working capital of $231.6 million as of December 31, 2023.
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
Our primary uses of cash are capital expenditures to develop our technology in support of enhancing our platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; the payment of debt obligations used to finance our operations, capital expenditures, platform development and rapid growth; and future minimum payments under our non-cancelable operating leases. We intend to continue investing in critical areas of our business for the remainder of 2024 to further accelerate demand for our product and growth across the platform. Additionally, we may use cash to fund repurchases under the stock repurchase program approved by our board of directors in April 2024.
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
Commitments
As of September 30, 2024, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $1.3 million for the remainder of 2024, $5.6 million in 2025, $5.4 million in 2026, $5.4 million in 2027, and $4.1 million in 2028, and non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $3.4 million for the remainder of 2024, $12.4 million in 2025, $7.5 million in 2026, and $2.0 million in 2027.
We did not have any other off-balance sheet arrangements as of September 30, 2024 other than the minimum payments under the operating leases, hosting arrangements and the indemnification agreements described above and in Note 13—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Tax Receivable Agreement
On February 9, 2021, in connection with our initial public offering ("IPO"), we entered into a Tax Receivable Agreement (the "TRA") with Viant Technology LLC, continuing members of Viant Technology LLC (our “pre-IPO owners”) and the TRA Representative (as defined in the TRA), as described under Note 10—Income Taxes and Tax Receivable Agreement to our unaudited

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
condensed consolidated financial statements included elsewhere in this Quarterly Report. From time to time, our subsidiary, Viant Technology LLC, makes cash distributions on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities with respect to their share of earnings of Viant Technology LLC. These payments are reflected within “Payment of member tax distributions” on the condensed consolidated statements of cash flows. As of September 30, 2024, we concluded that it was more likely than not that our deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of such deferred tax assets. As of September 30, 2024, the total unrecorded liability for our TRA is approximately $10.8 million.
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
Stock Repurchase Program
On April 23, 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of our Class A common stock or Class B units of Viant Technology LLC. During the three and nine months ended September 30, 2024, we repurchased 0.6 and 1.1 million shares of our Class A common stock, respectively, which includes unsettled repurchases as of September 30, 2024, for an aggregate amount of $6.1 million and $11.6 million, respectively, including costs associated with the repurchases. As of September 30, 2024, $38.5 million remained available under the stock repurchase program for Class A common stock and Class B unit repurchases. For additional information related to share repurchases, refer to Note 9—Stockholders' Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Revolving Credit Facility
As of September 30, 2024, our Amended Loan Agreement provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of September 30, 2024 and December 31, 2023, there was no outstanding balance and up to $74.1 million of undrawn availability under the revolving credit facility.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of September 30, 2024, we were in compliance with this covenant, and we do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months.
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Cash Flows
Cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows included in Item 1 of this Quarterly Report, are summarized in the following table for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$35,276	$14,503
Cash flows used in investing activities	(13,421)	(9,660)
Cash flows used in financing activities	(23,681)	(8,409)
Net decrease in cash and cash equivalents	$(1,826)	$(3,566)
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
Our cash flows provided by operating activities for the nine months ended September 30, 2024 was $35.3 million, a net increase of $20.8 million, or 143%, from cash flows provided by operating activities for the nine months ended September 30, 2023 of $14.5 million. Cash flows provided by operating activities for the nine months ended September 30, 2024 resulted primarily from:
•an increase of $4.7 million from net income;
•an increase of $31.5 million due to non-cash add back adjustments to net income primarily comprised of $15.3 million for stock-based compensation, $12.4 million for depreciation and amortization, $3.0 million of noncash lease expense and $0.9 million for the provision for doubtful accounts;
•an increase of $1.0 million from changes in working capital (excluding deferred revenue, other liabilities and operating lease liabilities), including a net decrease of $22.8 million in accounts receivable, prepaid assets and other assets primarily related to higher sales and timing of customer collections due to seasonal fluctuations as well as an increase of $23.8 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments;
•a decrease in operating lease liabilities of $3.2 million; and
•an increase in other liabilities of $1.1 million.
During the nine months ended September 30, 2023, cash provided by operating activities of $14.5 million resulted primarily from a net loss of $13.3 million; an increase of $38.6 primarily due to non-cash add back adjustments to net loss of $24.7 million for stock-based compensation, $10.7 million for depreciation and amortization and $2.9 million of noncash lease expense; a decrease in net working capital (excluding deferred revenue, operating lease liabilities and other liabilities) of $9.6 million; an increase in deferred revenue of $1.2 million; a decrease in operating lease liabilities of $2.7 million; and an increase in other liabilities of $0.3 million.
Cash Flows Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our technology in support of enhancing our platform and purchases of property and equipment in support of our growth. We capitalize certain costs associated with creating and enhancing internally developed software related to our technology infrastructure that are recorded within property, equipment, and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to platform development projects. Purchases of property and equipment and capitalized software development costs may vary from period-to-period due to the timing of the expansion of our operations, the addition or reduction of headcount and the timing of our platform development cycles. As a result of capitalization of stock-based compensation in future periods and the growth of our business, we expect our capital expenditures and our investment activity to continue to increase.
Our cash flows used in investing activities for the nine months ended September 30, 2024 was $13.4 million, a net increase of $3.8 million, or 39%, from cash flows used in investing activities for the nine months ended September 30, 2023 of $9.7 million. Cash flows used in investing activities for the nine months ended September 30, 2024 resulted from:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
•$11.1 million of investments in capitalized software to develop our technology in support of enhancing our platform; and
•$2.3 million of purchases of property and equipment.
During the nine months ended September 30, 2023, cash used in investing activities of $9.7 million resulted from $8.9 million of investments in capitalized software development costs and $0.7 million of purchases of property and equipment.
Cash Flows Used in Financing Activities
Our financing activities have consisted primarily of proceeds from borrowings and repayments of our debt, issuances of our equity, payments of member distributions in accordance with their assumed tax liabilities, repurchases of treasury stock in connection with the taxes paid related to the vesting of equity awards and repurchases of treasury stock related to the stock repurchase program. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and growth.
Our cash flows used in financing activities for the nine months ended September 30, 2024 was $23.7 million, a net increase of $15.3 million, or 182%, from cash flows used in financing activities for the nine months ended September 30, 2023 of $8.4 million. Cash flows used in financing activities for the nine months ended September 30, 2024 resulted primarily from:
•$11.5 million for the repurchase of treasury stock related to the stock repurchase program;
•$8.5 million for the repurchase of treasury stock in connection with the taxes paid related to the vesting of equity awards;
•$5.3 million for payments related to member tax distributions; and
•$1.9 million of proceeds related to the exercise of stock options.
During the nine months ended September 30, 2023, cash flows used in financing activities of $8.4 million resulted from $3.2 million for the repurchase of treasury stock in connection with the taxes paid related to the vesting of equity awards and $5.2 million for payments related to member tax distributions.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of revenue recognition net versus gross assessment in our revenue arrangements, the assumptions used in the valuation models to determine the fair value of common stock and stock-based compensation and internal use software have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2024, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain customers, and our revenue and results of operations may decline;
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
•The effects of macroeconomic conditions and geopolitical events, such as inflation, high interest rates and other adverse market events, have had, and could in the future have, an adverse impact on our business, operating results and financial condition;
•If our access to advertising inventory is diminished or fails to grow, our revenue could decline, and our growth could be impeded;
•If our access to data related to our household ID is diminished, the effectiveness of our platform would be decreased, which could harm our operating results and financial condition;
•We are subject to stringent and changing obligations related to data privacy, artificial intelligence and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increases to the cost of data, reductions in the availability of data, reductions to our ability to utilize or disclose data, adverse effects on the demand for our products and services, or other adverse business consequences;
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
Our success is dependent on our ability to enhance and improve our offerings and platform, build our brand, scale our technology capabilities, add functionality to and improve the performance of our DSP and address technological and industry advancements, including the use of AI, to increase our customers’ usage of our platform and add new customers. Our contracts and relationships with customers generally do not include long-term or exclusive obligations requiring them to use our platform or maintain or increase their use of our platform. Our customers typically have relationships with numerous providers and can use both our platform and those of our competitors without incurring significant costs or disruption. Our customers may also choose to decrease their overall advertising spend for any reason, including if they do not believe they are receiving a sufficient return on advertising spend. Accordingly, we must continually work to win new customers and retain existing customers, increase their usage of our platform and capture a larger share of their advertising spend. For those customers utilizing our self-service or AI capabilities, we may not be successful at educating and training customers, particularly our newer customers, on how to use our platform, in order for our customers to get the most benefit from our platform and increase their usage. If these efforts are unsuccessful or customers decide not to continue to maintain or increase their usage of our platform for any other reason, or if we fail to attract new customers, our revenue could fail to grow or decline, which would materially and adversely harm our business, operating results and financial condition. If customers representing a significant portion of our business decide to materially reduce their use of our platform or cease using our platform altogether, our revenue could be significantly reduced, which could have a material adverse effect on our business, operating results and financial condition. We may not be able to replace customers who decrease or cease their usage of our platform with new customers that will use our platform to the same extent or at all.
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
If we fail to innovate and make the right investment decisions in our offerings and platform, we may not attract and retain customers, and our revenue and results of operations may decline.
Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must regularly make investment decisions regarding offerings and technology to maintain the technological competitiveness of our products and services and meet customer demand and evolving industry standards. The complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Without the timely introduction of new products, services and enhancements, including those leveraging AI and machine learning, our offerings could become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. In addition, such new products, services or enhancements may create new, or exacerbate existing, technological, security, legal and other challenges, could cause unintended consequences and may not perform as intended. If new or existing competitors replicate our offerings or have more attractive offerings, we may lose customers or customers may decrease their use of our platform. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. In addition, as we develop and introduce new products and services, including those incorporating or utilizing AI and machine learning and new processing of information, they may raise new, or heighten existing, technological, security, legal and other risks and challenges, that may cause unintended consequences and may not function properly or may be misused by our clients.
If we fail to enhance our current products and services or fail to develop new products to adapt to our rapidly changing industry and applicable laws, regulations and other legal obligations, or to evolving customer needs, demand for our platform could decrease and our business, operating results and financial condition may be adversely affected.
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
Our business and operations have been and could in the future be adversely affected by macroeconomic conditions and geopolitical events, such as bank failures, high interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, pandemics, political election cycles, international conflicts and acts of terrorism. A recession, depression, or other economic slowdown resulting from macroeconomic conditions and geopolitical events could materially and adversely affect our business and that of our customers or potential customers and our results could fluctuate unpredictably.
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
Furthermore, digital advertising and in-app advertising are largely dependent on established technology companies and their operation of the most commonly used internet browsers (Chrome, Firefox, Internet Explorer and Safari), devices, operating systems (such as Android and iOS) and applications. These companies may change the operations or policies of their browsers, devices and operating systems in a manner that fundamentally changes our ability to operate our platform or use or collect data. Users of these browsers, devices or operating systems may also adjust their behaviors and use of technology in ways that change our ability to collect data. Digital advertising and in-app advertising are also dependent, in part, on internet protocols and the practices of internet service providers, including IP address allocation. Changes that these providers make to their practices, or adoption of new internet protocols, may materially limit or alter the availability of data. For example, Apple introduced an iOS update in April 2021 that only allows tracking of user activity after an opt-in by users, and in October 2021, Google introduced similar changes that provided users with the ability to opt-out of tracking across devices using the Android operating system. Individuals may increasingly resist or turn off the collection, use and sharing of personal data to deliver targeted advertising. Individuals are increasingly becoming aware of options related to consent, browser-based signals including the “Global Privacy Control,” a browser setting that notifies websites of a user's privacy preferences, and other “ad-blocking” software, any of which could materially impact our and our data supplier’s ability to collect, use and disclose personal data. A limitation or alteration of the availability of data in any of these or other instances may have a material impact on the advertising technology industry, which could decrease advertising budgets and subsequently reduce our revenue and adversely affect our business, operating results and financial condition. Please see “—Risks Related to Data Privacy and Artificial Intelligence” for additional discussion of the laws and regulations governing the collection of data to which we are or may become subject and about the risks to our business associated with such laws and regulations.
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
We had 352 employees as of September 30, 2024. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
We allow our customers and suppliers to utilize application programming interfaces ("APIs") with our platform, which could result in outages or security breaches and negatively impact our business, operating results and financial condition.
The use of APIs by our customers and suppliers has significantly increased in recent years. Our APIs allow customers and suppliers to build their own media buying and data management interface by using our APIs to develop custom integration of their business with our platform. The increased use of APIs increases security and operational risks to our systems, including the risk for cyber-attacks (including denial-of-service attacks), malicious internet-based activity online and offline fraud and other similar activities threaten the confidentiality, integrity and availability of our platform (for more information on risks related to cyber incidents, see “—A significant breach of our IT Systems or disclosure of our Confidential Data, or of the security of our or our customers’, suppliers’, or other third parties’ systems upon which we rely could be detrimental to our business, reputation and results of operations”). Furthermore, while APIs allow customers and suppliers greater ease and power in accessing our platform, they also increase the risk of overusing our systems, potentially causing outages. We have experienced system slowdowns due to customer or supplier overuse of our systems through our APIs. While we have taken measures intended to decrease risks relating to security, performance and outages associated with the use of APIs, such measures may not be successful. Our failure to prevent outages or security breaches resulting from API use could result in government enforcement actions against us, claims for damages by consumers and other affected individuals, costs associated with investigation, notification, mitigation and remediation, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, operating results and financial condition.
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
Our platform is complex and multifaceted, and operational and performance issues can arise both from the platform itself or from outside factors, such as cyberattacks or other third-party attacks (for more information on risks related to cyber incidents, see “—A significant breach of our IT Systems or disclosure of our Confidential Data, or of the security of our or our customers’, suppliers’, or other third parties’ systems upon which we rely could be detrimental to our business, reputation and results of operations”). Errors, failures, vulnerabilities or bugs have been found in the past and may be found in the future. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems (including our products), and vulnerabilities may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Our platform also relies on third-party technology and systems to perform properly, and our platform is often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our platform or such other computing environments. Operational and performance issues with our platform can include the failure of our user interface, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, unanticipated volume overwhelming our databases, server failure, or catastrophic events affecting one or more server facilities. While we have built redundancies in our systems, full redundancies do not exist. Some failures could shut our platform down completely, others only partially. We provide service level agreements to some of our customers, and if our platform is not available for specified amounts of time, we may be required to provide credits or other financial compensation to our customers.
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
Operational and performance issues with our platform have resulted and may in the future result in unexpected costs, such as negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our platform, increased costs or loss of revenue, the obligation to issue credits, loss of the ability to access our platform, loss of competitive position or claims by customers for losses sustained by them. Alleviating problems resulting from such issues could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which may adversely affect our operating results and financial condition.
We are dependent on the continued availability of third-party hosting and transmission services. Operational issues with, or changes to the costs of, our third-party data center providers could harm our business, reputation or results of operations.
We currently serve our platform functions from third-party data center hosting facilities operated by Google Cloud Platform and Amazon Web Services, and we primarily use shared servers in such facilities. We are dependent on these third parties to provide continuous power, cooling, humidity control, internet connectivity and physical and technological security for our servers, and our operations depend, in part, on their ability to protect these facilities against any damage or interruption from natural disasters, such as earthquakes, wildfires, extreme temperatures, drought, flooding, storms, power or telecommunication failures, criminal acts and similar events. In the event that any of our third-party facilities arrangements is terminated, or if there is a lapse of service or damage to a facility, we could experience interruptions in our platform as well as delays and additional expenses in arranging new facilities and services.
Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken at our data centers, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes, wildfires, extreme temperatures, drought, flooding, storms, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Climate change may increase the frequency and/or intensity of certain of these events and/or of efforts to reduce the impact of such events. For example, in certain areas, there has been an increase in power shutoffs associated with wildfire prevention. Climate change may also result in chronic meteorological changes, including changes to precipitation and temperature patterns, which may likewise disrupt our or our suppliers’ operations, require us to incur additional operating or capital expenditures, or otherwise adversely impact our business, financial condition, or results of operations. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to stop using our platform, any of which could materially and adversely affect our business.
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
Related to consumer health information, MHMD introduced a host of new requirements covering a very broadly defined notion of consumer health data, including obligations on disclosures of such data that will impact the advertising industry. MHMD is subject to a private right of action, and plaintiffs’ attorneys could explore claims testing the bounds of the law’s text.
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
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be adversely affected. We rely upon a combination of patent, trademark, copyright and trade secret laws, as well as third-party confidentiality and non-disclosure agreements, to establish and protect our proprietary rights. Establishing trade secret, copyright, trademark, domain name, and patent protection can be difficult and expensive, the laws, procedures and restrictions may provide only limited protection, and protection may not be available for some of our technology, in particular technology that uses open source software. It may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights, despite the steps we have taken to protect our proprietary rights. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services. However, the theft or misuse of our proprietary information could occur by employees or contractors who have access to our technology.
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
We are a holding company, and our only business is to act as the managing member of Viant Technology LLC, and our only material assets are Class A units representing approximately 25.7% of the membership interests of Viant Technology LLC as of

September 30, 2024. We do not have any independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will depend upon the financial results and cash flows of Viant Technology LLC.
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
Through their ownership of common stock, the Vanderhook Parties control approximately 70% of the voting power of our common stock in the election of directors as of September 30, 2024. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.

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
We expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has issued rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting. Although the SEC voluntarily issued an order staying the final rules due to petitions filed in the Eighth Circuit, such rules, if implemented, may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. Similar requirements have been proposed or adopted in other jurisdictions, such as the European Union and California, which may require us to incur further costs to the extent we are, or become, subject to such requirements. Noncompliance with applicable regulations or requirements could subject us to investigations, enforcement actions, sanctions, fines, damages, penalties, injunctions or termination of contracts.
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
If securities or industry analysts do not publish research or reports about our business or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.
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
Other than shares repurchased under the stock repurchase program, during the third quarter of 2024, we repurchased shares of Class A common stock in connection with the vesting of restricted stock units to provide the holders of such restricted units with cash to satisfy the estimated taxes incidental to the vesting of the related awards.

The following table summarizes shares repurchased during the periods presented:

Period	Total Number of Class A Shares Purchased	Total Number of Class B Units Purchased	Average Price Paid per Class A Share(1)	Average Price Paid per Class B Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
7/1/24 to 7/31/24	189,026	—	$10.97	$—	189,026	$42,536
8/1/24 to 8/31/24	156,378	—	$10.81	$—	156,378	$40,866
9/1/24 to 9/30/24	235,839	—	$10.73	$—	218,567	$38,538
Total	581,243	—			563,971
(1)For shares of Class A common stock repurchased under the publicly announced stock repurchase program, average price paid per share includes costs associated with such repurchases.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended September 30, 2024, no director or "officer" (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

VIANT TECHNOLOGY INC.

Date: November 12, 2024	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)