Form 10-K
period 2024-12-31
Viant Technology Inc.
filed 2025-03-03
CIK 1828791

________________________________________________

FISCAL YEAR 2024 ANNUAL FINANCIAL REPORT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☒
Non-accelerated filer	☐	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Class A common stock on the Nasdaq Global Select Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $155.5 million.
As of February 28, 2025, there were 16,353,549 shares and 46,720,212 shares of the registrant’s Class A and Class B common stock, respectively, each $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and business aspirations for our demand side platform in enabling the programmatic purchase of advertising in the digital advertising industry; our product strategy, including our use of artificial intelligence; our efforts to enhance the security and privacy of our platform; our plans regarding our enterprise risk management program and our cybersecurity risk management program; the impact of information and data privacy trends and regulations on our business and competitors; the potential impacts of macroeconomic and geopolitical events on our business and the business of our customers, suppliers and channel partners, and the economy; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; our environmental and sustainability initiatives, including our plans to purchase environmental attributes to offset our 2024 emissions; and the impact of recent accounting pronouncements on our consolidated financial statements.
The forward-looking statements contained in this Annual Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in the section entitled “Risk Factors” in this Annual Report. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and we caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws. You should read this Annual Report, and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission (“SEC”), with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.
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
Additionally, certain information we may disclose (either here or in other locations, such as our website) is informed by the expectations of various stakeholders and/or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters. Particularly in the ESG context, for example, there are various approaches to materiality that differ from, and in many cases are more expansive than, the definition under U.S. federal securities laws.

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
•If our access to data related to our HHID (as defined herein) is diminished, the effectiveness of our platform would be decreased, which could harm our operating results and financial condition;
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
•A significant breach of or other security incident involving our IT Systems or Confidential Data (each as defined in this Item 1A), or of the security of our or our customers’, suppliers’, or other third parties’ systems or data upon which we rely could be detrimental to our business, reputation and results of operations;
•Our use of artificial intelligence technologies may not result in the benefits we anticipate for our business, and may result in a decline in the performance of our products, services and business, as well as our reputation and the reputations of our customers, or cause us to incur liability resulting from the violation of laws or contracts to which we are a party;
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
Our DSP is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their digital advertising across most channels. Through our omnichannel platform, a marketer can easily buy ads on connected TV ("CTV"), streaming audio, digital out-of-home, mobile and desktop.
Our DSP is an easy-to-use self-service platform that provides our customers with transparency and control over their advertising campaigns. Our platform offers customers unique visibility across a variety of inventory, allowing them to create customized audience segments and leverage our proprietary Household ID ("HHID") and strategic partner data to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and built-in automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return-on-advertising spend (“ROAS”) across channels.
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
We enable deep data access through our data integrations to authenticate user identities across a range of devices. Our HHID enables us to be the nexus point with more than 70 data partners, providing customers with deep access to data across market verticals such as automotive, entertainment, professional services, retail, consumer packaged goods, travel and tourism, and healthcare. Our HHID solution empowers marketers to reach people across their devices, whether individuals are at home or away from home, without the use of cookies. Leveraging patented technology, our HHID technology cuts through more than 1.5 billion IP addresses and other identifiers and translates them into 115 million households. Our identity graph links these households to an estimated 1 billion connected devices.
Our customers are advertising buyers including large advertising holding companies, independent advertising agencies, mid-market advertising service organizations as well as marketers that rely on our self-service platform for their programmatic ad buying needs. We are a trusted partner to our customers as exemplified by our customer satisfaction rating of 95% in 2024 based on Viant’s Annual Customer Satisfaction Survey. 99% of respondents described their overall experience with Viant as positive, demonstrating trust and satisfaction. This is an increase from 97% in 2023. Many of our customers use us as their primary DSP.
Using our identity resolution capabilities led by our patented HHID and identity graph, marketers and their advertising agencies can identify targeted consumers using real-world identifiers rather than relying primarily on cookies to track users. We believe the industry is shifting to replace cookies in delivering personalized advertising, particularly for identification. Our HHID allows marketers to deliver personalized advertising while being able to accurately link ad impressions across multiple devices and to customer sales and measure the impact of their ad spend. In addition, our HHID can offer greater transparency to consumers with respect to who is collecting their data and what it is being used for and can offer more robust choices to delete or stop use of their data for personalized advertising. Many of our competitors rely on cookies for the targeting and measurement of digital advertising but this technology has not been effective at accurately measuring the real impact of a marketer’s ad spend on their business results. Apple’s web browser, Safari, does not allow third-party cookies and has added controls that algorithmically block or limit some cookies. Other browsers have added similar controls. Google has also introduced ad blocking software in its Chrome web browser that is expected to block certain ads based on quality standards established under a multi-stakeholder coalition. Moreover, certain data privacy laws, including in California, Colorado, and numerous other states that have adopted or are considering adopting data privacy laws, require websites and apps to enable consumers to request the deletion of or opt-out of the transfer of their personal information used for certain advertising, which could further undermine cookie-based tracking and targeted marketing. This market change has created an increase in demand from marketers actively looking for platforms like ours that offer an alternative to cookie-based tracking, which we believe is strengthening our strategic position.
Programmatic advertising has proven its value to marketers and an increasing number of organizations are devoting more of their digital ad spend to it. The digital ecosystem continues to evolve and with it, programmatic advertising, creating new opportunities and needs for marketers and their agencies. The U.S. programmatic advertising market is expected to grow from $136.1 billion in

2023 to $202.1 billion in 2026, a 14% compound annual growth rate (“CAGR”), according to eMarketer, a market research company that provides insights and trends related to digital marketing, media and commerce. We focus on ad buyers and believe that our solutions will accelerate the shift of advertising budgets to programmatic advertising. Additionally, as marketers desire more control over programmatic advertising and move some functions of programmatic ad buying in-house, our push to further simplify and automate our platform by leveraging machine learning and artificial intelligence ("AI") is designed to address these needs and expand our market opportunity.
Our total revenue was $289.2 million, $222.9 million and $197.2 million for the fiscal years ended December 31, 2024, 2023 and 2022 ("fiscal 2024", "fiscal 2023", and "fiscal 2022"), respectively, representing an increase of 29.7% from fiscal 2023 to fiscal 2024 and an increase of 13.1% from fiscal 2022 to fiscal 2023. We recorded net income (losses) of $12.5 million, $(9.9) million and $(48.1) million, and adjusted EBITDA of $44.4 million, $29.1 million, and $(6.1) million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Our Industry
We believe the key industry trends shaping the advertising market include:
Advertising dollars shifting toward programmatic advertising: We believe the advertising industry is still in the early stages of a shift toward programmatic advertising. The ability to transact through real-time-bidding platforms has evolved beyond banner advertising to be used across a wide range of advertising channels and formats, including CTV, streaming audio, digital out-of-home, mobile, and desktop. U.S. programmatic advertising is experiencing a rapid increase in adoption and, according to eMarketer, is expected to grow at a 14% CAGR from 2023 to 2026, reaching $181.0 billion in 2025 and $202.1 billion by 2026. U.S. programmatic advertising is forecasted to represent 44% of total U.S. media spend by 2026, increasing from 38% in 2023. The TV industry is undergoing significant disruptions as internet-enabled CTV has become a preferred vehicle for streaming video content. CTV ad spending is expected to reach $33.4 billion in 2025, with 98% of those dollars going to video ads. CTV ad spending is expected to continue double-digit annual growth rates and surpass traditional TV ad spending in 2028 and reach $46.9 billion. The amount of CTV users in the U.S. is forecasted to increase from approximately 230 million, or 68% of the U.S. population, in 2023 to approximately 246 million, or 71% of the U.S. population, in 2027, according to eMarketer. CTV also provides a number of benefits to advertisers, including more accurate control of scale, addressability and measurement. Marketers are increasingly investing in CTV as more inventory becomes available. According to eMarketer, 88% of CTV ad spend was transacted programmatically in 2024. The share of programmatic advertising is expected to increase to 93% in 2026.
Strong marketer demand for ROAS measurement across all channels: Marketers are looking for a centralized view of their customers, while connecting online and offline purchases to accurately measure ROAS. ROAS is a critical metric for marketing campaigns. Insights from ROAS across all campaigns inform marketers about the value of their investment across all media spend in near real-time. Hence, marketers seek tools to track their ROAS across all channels. We believe customers using our platform and HHID are able to get a more accurate measurement of ROAS as compared to cookie-based platforms, especially in naturally cookieless environments such as CTV.
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
Brands directly selecting advertising platform solutions: Marketers are increasingly becoming directly involved in the selection of their advertising platform solutions as they seek to reduce costs, better leverage their customer data and gain more control over their advertising and data. The automation of ad-buying technology has enabled fast, accurate and cost-effective decision-making, resulting in ad buying becoming a skillset that an increasing number of chief marketing officers want to fully own.
Our Market Opportunity
We believe that over the long term, our total addressable market is the total global advertising market, which eMarketer has forecasted to grow from $1.0 trillion in 2025 to $1.2 trillion in 2028, an 8% CAGR. Currently, our focus is primarily on the U.S.

market, which eMarketer has forecasted to grow from $403 billion in 2025 to $471 billion in 2027 in the United States, an 8% CAGR, primarily including the following segments:
•CTV: U.S. CTV advertising is forecasted to be a $33 billion market in 2025 and forecasted to grow to $42 billion in 2027, a 12% CAGR. CTV includes over-the-top (“OTT”) content delivered through a connected device over the internet.
•Desktop and Mobile: U.S. desktop and mobile advertising are forecasted to grow from a $307 billion market in 2025 to a $371 billion market in 2027, a 10% CAGR.
•Streaming Audio: U.S. digital audio advertising is forecasted to be a $7.5 billion market in 2025 and forecasted to grow to an $8.4 billion market in 2027, a 5% CAGR.
•Digital Billboards: U.S. billboard advertising is forecasted to be a $3.5 billion market in 2025 and forecasted to grow to a $4.2 billion market in 2027, a 9% CAGR.
The forecasts for each segment above include both programmatic and non-programmatic digital advertising. In recent years, programmatic advertising has represented an increasing portion of total U.S. media spend. eMarketer estimates that the U.S. programmatic advertising market, as represented by the segments above, will grow from $136 billion in 2023 to $202 billion in 2026, a 14% CAGR.
Our Solutions
We make it easy to buy an ad across a wide range of advertising channels and formats, and help brands measure the impact of their ad spend by providing electronic buying and measurement of all advertising. Our platform enables marketers and their advertising agencies to plan, buy and measure campaigns across channels. Integrated with our HHID, we provide our customers with a full suite of forecasting, reporting and automation to make informed decisions around their advertising investments. With the launch of our artificial intelligence product suite, ViantAI, we are building the future of fully autonomous advertising solutions, empowering advertisers to achieve their boldest goals. We provide exceptional customer service to ensure our customers have the level of support required for their unique business needs. Viant is driven to be a leader in innovation, automation, transparency, customer focus and responsible media.
ViantAI: Our artificial intelligence product suite that launched in 2024, which we believe will be the foundational component of our long-term vision for autonomous advertising to create the most efficient and cost-effective experience for our customers. We expect that ViantAI will handle every stage of programmatic advertising, from building campaigns to optimizing execution, allowing advertisers and their agencies to rely on ViantAI to manage their campaigns while they focus on broader strategic goals.
Our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, and AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments. Looking ahead, our ViantAI product roadmap features AI Measurement and Analysis, providing accessible measurement and insights via a user-friendly chat interface, and AI Decisioning, which empowers an AI agent to dynamically optimize campaigns in real-time by leveraging advanced ad strategies such as channel allocation, publisher selection, dayparting, and audience discovery.
Holistic, Omnichannel DSP: Marketers and their agencies can use our integrated platform to efficiently manage omnichannel campaigns and access metrics from each channel to inform decisions in other channels. Our integrations enable the purchase of advertising media across CTV, streaming audio, digital out-of-home, mobile and desktop. Our technology leverages AI and machine learning to identify the best supply partners, formats and impressions based on our customers’ goals.
Household ID™: Our proprietary innovation that combines digital and personal identifiers into a normalized household profile that provides known customer data insights and optimized bid decisions for target audiences, accurate reach and frequency management across omnichannel supply including cookieless channels like CTV, Safari and mobile app and holistic measurement of conversions across all devices and context. Whether online or in-store, we can attribute conversions to media investments. The HHID not only captures the ad exposure as the impression is delivered but can also connect that ad exposure to an outcome which significantly differentiates our DSP technology.
IRIS_ID: A content identifier that allows supply partners to securely share their video-level data to power planning, targeting, and measurement solutions in ad supported streaming media. The IRIS_ID serves as the signal for data solutions to access and supply partners’ content and analyze each video frame by frame to create standardized contextual and brand suitability segments.
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
Advanced Reporting and Measurement: We invest heavily in our measurement capabilities, as we believe advertising should be driving a positive return. Our self-service campaign analysis and data intelligence tool empowers customers with differentiated insights, including conversion lift, multi-touch attribution, foot-traffic data reports, digital-out-of-home lift, sales reporting and ROAS analytics. Leveraging our HHID and machine learning algorithms, our platform provides marketers real-time actionable insights throughout an advertising campaign. Our built-in automation enables marketers to optimize digital campaigns designed to achieve their key performance indicator (“KPI”) goals.
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
•Machine Learning and AI Capabilities: We enable the use of machine learning, workflow automation, automated reporting and other functionalities that allow our customers to update and make thousands of changes automatically to help achieve their desired business outcomes. With the continued development of our end-to-end ViantAI platform, we will have AI-powered tools that drive better efficiency across the four key areas of programmatic ad buying: planning, bidding, measurement and decisioning. In addition to the speed and ease of use, ViantAI brings an additional level of sophistication to the campaign planning process. Leveraging years of data from thousands of campaigns executed through our platform, ViantAI is faster, smarter and more precise in its planning capabilities compared to traditional planning technology tools.
•Centralized Platform: We believe our DSP and related services enable our customers to plan, buy and measure advertising across more channels than our competitors and to centralize the purchase of each type of programmatic media on a single platform.
•Proprietary Technology: We leverage a robust suite of proprietary tools and products to enable our customers to utilize our platform and services. We are constantly iterating and developing new tools and products while utilizing our patented technologies and processes. As of December 31, 2024, we held 57 issued patents and 21 additional pending patent applications, which cover many of our proprietary products. As new offerings are developed, we continue to file and obtain patents on the most valuable and innovative products developed at our Company.
•Demand Side Only: As we are a demand side only platform, we are not conflicted with getting the best pricing for marketers and their agencies. That results in reduced inventory costs via lower eCPMs.
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
•IRIS_ID: The IRIS_ID is an anonymous universal identifier that allows advertisers to go beyond targeting at the CTV app level, enabling precise targeting down to the individual video file where their ads will run. The IRIS_ID also contains powerful data driven insights, including contextual segments, emotional sentiment analysis and brand suitability data which provides advertisers with a richer understanding of the videos accompanying their ads, empowering safer, smarter and more impactful CTV ad campaigns.
•Advanced Reporting and Measurement: We invest heavily in our measurement capabilities, as we believe this will increase our customers’ usage of our DSP and related services. Our platform measures ROAS across all channels and empowers our customers with real-time insights, including foot-traffic reports and multi-touch attribution analytics. Our advanced reporting functionality uses our aforementioned identity graph to provide marketers with a holistic view of measurement across all channels.

•Differentiated Identity-Based Capabilities: Our platform leverages our HHID to integrate with over 70 data partners. We believe this allows for a much more effective and privacy-friendly approach to advertising than using cookies for identification.
•Experienced Management Team: Our management team has deep and extensive experience in the advertising technology sector, which we believe provides us with a competitive advantage. The experience of our management team has allowed us to continue to be innovative in developing solutions for our customers.
•Business Model: Because we have a self-service platform, as we add new customers and as customers increase the use of our platform, we are able to demonstrate strong operating leverage.
Our Growth Strategy
We believe that the advertising market is in the early stages of a shift toward programmatic advertising as well as in an ongoing shift from linear TV spend to CTV spend. We intend to capitalize on this opportunity by pursuing the following strategies:
•Invest in and continue to build a platform utilizing artificial intelligence and machine learning: We are committed to leveraging AI to streamline advertising operations and enhance data-driven decision-making for our clients. With continued investment in our ViantAI suite of products to support additional features and functions, we believe we will attract new customers and encourage our existing customers to increase usage of our platform. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing and continuing to develop automated solutions for the planning, buying and measuring of their media spend across channels, we believe we are well positioned to capture the increase in programmatic budgets from new and existing customers.
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
•Expand our sales and marketing investments: We intend to continue to expand sales and marketing efforts to increase awareness and consideration of our platform and promote the advantages of our HHID framework as cookie-based options continue to decline.
•Invest in growth through acquisitions: We intend to invest in acquisitions that will allow us to offer new products and capitalize on our large and growing market opportunity. To the extent we find attractive acquisition candidates and business opportunities in the future, we may continue to acquire complementary businesses, products and technologies.

Our Platform
Viant's DSP enables a marketer or their agency to programmatically buy a streaming ad on CTVs, an ad in a digital billboard on the side of the highway, an ad in a mobile application, an ad during a podcast or other streaming audio, or a dynamically personalized ad on any website, all within a single user interface. As illustrated by the graphic above, we believe that our platform sits at the center of the digital advertising ecosystem.
The key components of our platform include:
•Interoperable DSP. Our holistic, omnichannel DSP enables brands and agencies to seamlessly target and measure key audiences across leading supply from premium publishers within CTV, streaming audio, digital out-of-home, mobile, desktop and more without having to constantly switch between platforms.
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
Household ID: Our DSP has exclusive access to the HHID, making it a DSP that already operates in cookieless environments including CTV and mobile applications. The HHID powers data, channel and publisher interoperability providing simple and effective advertising. Marketers can easily sync customer data, build custom audiences, extend target audiences and understand audience insights seamlessly within our platform.
•Cookieless Solution. The HHID provides marketers the scalability, addressability, and measurability for success today. This patented technology unlocks many benefits such as:
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
•Household ID Targeting and Data Integrations. Viant’s HHID allows brands to connect with real households and individuals with accurate reach and frequency. Our integrations with more than 70 data providers allow for extensive audience data mapping, giving users the ability to target consumers based on purchase behaviors, location, TV viewership insights and much more. Superior integrations with TV viewership data providers present users with one of the most established, scaled and accurate CTV footprints in the market.
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
Our platform is built with ad buyers in mind and offers many in-depth features that give buyers the highest levels of control, which helps ensure they are running the most efficient campaigns possible. This includes:
•Machine Learning and ViantAI Algorithms: Our built-in advanced machine learning technology and ViantAI solutions analyze millions of impressions and data points every second. Our algorithms find optimal bid prices for maximizing performance and scale across all major KPIs, allowing our customers to strengthen their campaign efforts and build confidence in programmatic campaign performance. Our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, and AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments. Looking ahead, our ViantAI product roadmap features AI Measurement and Analysis, providing accessible measurement and insights via a user-friendly chat interface, and AI Decisioning, which empowers an AI agent to dynamically optimize campaigns in real-time by leveraging advanced ad strategies such as channel allocation, publisher selection, dayparting, and audience discovery.
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

Our Technology and Development
Rapid and continuing innovation is a core driver of our business success and our corporate culture. Our product and engineering teams are responsible for the design, development and testing of our platform. We are committed to continuous innovation and rapid introduction of new technologies, features and functionality that bring value to our customers. We expect technology and development expense and capitalized software development costs to increase as we continue to invest in the development of our platform to support additional features and functions, such as enhancements to ViantAI and automation features and user interface, and to increase the number of advertising and data inventory integrations in various channels.
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
Many of the advertising agencies that we work with are owned by holding companies, where decision-making is generally highly decentralized such that purchasing decisions are made, and relationships with advertisers are located, at the agency, local branch or division level. We contract with our customers either through service agreements or insertion orders. Our agreements do not contain any material commitments on behalf of customers to use our platform to purchase ad inventory or use other features. Our agreements with customers generally do not have a specified term and are generally terminable at any time by either party upon specified notice periods, typically ranging from 30 to 90 days. In addition, campaigns can typically be reduced or terminated at any time. Insertion orders are generally limited in scope and can be reduced or canceled by a buyer without penalty. See “Risk Factors—Risks Related to Our Business and Operations—We receive a significant amount of revenue from a select number of advertising agency holding companies, which own various advertising agencies, and the loss of advertising agencies as customers could harm our business, operating results and financial condition” for additional discussion of our customer relationships with advertising agencies.
Our Advertising and Data Supply
We obtain digital advertising inventory primarily through our integrations with supply side platforms and directly with publishers. We believe that our integrations across numerous channels give us one of the most robust omnichannel integrations of any single platform. These suppliers provide us with access to a breadth of programmatic advertising inventory across CTV, streaming audio, digital out-of-home, mobile and desktop.
We enable deep data access through our integrations with over 70 leading data companies, giving our customers access to data across key industry verticals, including retail, consumer packaged goods, travel and healthcare. Customers can onboard their own first-party data onto our platform, without the need for a separate data management platform.
Sales and Marketing
We sell our platform through a direct sales team focused on business development across all markets, including sales to new customers and revenue growth within existing customers. We have an experienced sales team focused on selling access to our platform in our target markets and industry verticals, as well as building and nurturing relationships with global brands and agencies. We use a consultative sales approach focused on educating existing and potential customers on our platform capabilities, and training clients to use our platform. We offer a formal certification program, Programmatic University and Viant DSP Certification, which covers programmatic industry trends, technology capabilities and time-saving workflows and have an online knowledge base with robust documentation. We provide dedicated customer support and work with customers as they set up and optimize their campaigns, assist with delivery against KPIs and goals, and provide post-campaign support and recommendations.
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
Privacy and Data Protection
In the ordinary course of our business, we may collect, receive, compile, use, store, process, share, dispose of, disclose, retain, transfer, and destroy (“Process” or “Processing”) personal information or personal data ("Personal Information"), as those and similar terms are defined under various applicable laws. Accordingly, we are subject to numerous and global data privacy and security obligations, including laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, those to avoid deceptive or unfair acts under Section 5 of the Federal Trade Commission Act, the Children’s Online Privacy Protection Act of 1998, and a host of consumer privacy laws and regulations enacted at the state level. These state privacy laws include, for example, the California Consumer Privacy Act (“CCPA”) and similar laws in Colorado, Connecticut, Oregon, Texas, and Virginia, as well as laws enacted by various states (e.g., California, Oregon, Texas) that specifically govern companies that operate as “data brokers,” (collectively, “State Privacy Laws”). State legislatures have actively focused on related privacy issues, with various states enacting laws specific to as consumer health data (such as Washington's My Health My Data Act ("MHMD")) and laws focused on teen safety and privacy online, such as the Texas Securing Children Online Through Parental Empowerment Act. Additionally, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the UK counterpart regulation (“UK GDPR”) (collectively the “GDPR”) impose strict requirements applicable to certain Processing of European Personal Information, respectively, in the European Economic Area (“EEA”) and the United Kingdom (“UK”). Authorities at many levels across jurisdictions continue to introduce new privacy legislation and rules, and we expect this will continue.
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
Competition
Our industry is highly competitive and fragmented. We compete with large, privately-held companies, such as Yahoo DSP, with public companies exclusively serving our industry, such as The Trade Desk, and with divisions of large, well-established public companies such as Google and Amazon. The competitive landscape in recent years has been affected by consolidation and limited investment in new startups in our industry and there are few scaled competitors with self-service capabilities. Our long history and time in the market with customers has given us significant advantages in terms of platform development and expertise, as well as a long development lead ahead of new entrants. We believe that we compete primarily based on the performance of campaigns running on our platform, the capabilities of our platform, our identity resolution capabilities, our omnichannel capabilities and our advance reporting capabilities. We believe that we are differentiated from our competitors in the following areas:
•we are an independent technology company focused on serving advertising agencies and marketers on the buy-side of our industry;
•our platform is self-service and easy to use;
•we enable the use of machine learning, workflow automation, automated reporting and other functionalities that allow our customers to update and make thousands of changes automatically to help achieve their desired business outcomes;
•we offer our DSP in an integrated manner with our HHID, so customers do not need to use separate providers for onboarding client information and ad and data purchasing services;
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
Our Human Capital
We are a founder-led business and believe our employees and culture are key to our success. Our business and our culture are anchored on creating a “Founder Mode” culture with an underlying focus on our core value of "Figure It Out". We believe we attract talented employees to our company and sophisticated customers to our platform in large part because of our vision and unwavering commitment to using cutting-edge technologies to create products that help advance the advertising industry.
As of December 31, 2024, we had approximately 376 employees in 10 offices across North America. Our team draws from a broad spectrum of backgrounds and experiences across technology and advertising industries.
Workplace Practices
We are committed to fostering a culture of inclusion where all employees feel valued and included. We believe our greatest asset is the people who work for us and our goal is to create a culture where we value, respect, and provide opportunities for all employees. We conduct an annual survey to give employees the opportunity to provide feedback on our management team and culture. This survey helps drive new programs that continue the development of our inclusive culture. Our leaders review the survey feedback and work with their teams to initiate new initiatives based on the results. However, we are also committed to achieving these ends through legally compliant methods, and inclusion efforts are part of the Company's legal compliance considerations. It is our policy, in keeping with the law, to not make employment decisions, including decisions regarding hiring, promotion and compensation, on the basis of any legally protected characteristic, including race or gender.
We are committed to developing an inclusive environment through recruiting, development programs, community involvement and fostering conversations about differences.
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
Climate Change and Sustainability
We have launched initiatives that aim to drive sustainability and reduce both our and our partners' environmental impact. In 2023, we announced a commitment to be carbon neutral with respect to known and measurable emissions by the end of 2023. We achieved this goal for 2023 through strategic collaborations with cloud providers to source renewable energy for powering Viant's platform where feasible, as well as through purchasing carbon offsets and renewable energy credits ("RECs"). We are continuing to finalize our emissions metrics for 2024 and expect to purchase sufficient environmental attributes to address our 2024 emissions, as calculated, once finalized.
In addition, we recognize that sustainability initiatives are important to our partners’ spend decisions. To support our partners in reducing their GHG emissions and meeting their goals of carbon neutrality, we offer a customer carbon reduction program called Adtricity. Adtricity aims to deliver RECs to our customers based on their media spend with us. We have also joined Ad Net Zero and the IAB Tech Lab - Sustainability Working Group to drive cross-industry action around sustainability initiatives in the advertising industry.
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
As of December 31, 2024, we held 57 issued patents, 21 pending patent applications and 300 issued trademarks. Our issued patents are scheduled to expire between 2025 and 2041. We continually review our development efforts to assess the existence and patentability of new intellectual property. In addition to the intellectual property relating to the operation of Viant, our DSP, and our

HHID, we own intellectual property related to our owned site, Myspace.com. Of our issued patents, 29 relate to our platform and our HHID, 15 relate to Myspace.com, and 13 are related to IRIS.TV.
Corporate Information
We were founded in 1999 by Tim, Chris and Russ Vanderhook who continue to lead our company today. We have been at the forefront of digital advertising technology since our inception and have demonstrated our ability to grow, thrive, and innovate as competitors have come and gone. In 2011, we acquired the social network website Myspace.com. In 2011, Tim and Chris Vanderhook started Xumo, a CTV streaming service, which was acquired by Comcast Corp. in 2020. In 2015, we completed our first people-based integration. We remained independent until 2016, when Time Inc. acquired a 60% interest in our company through our subsidiary, Viant Technology Holding Inc. (the “Former Holdco”). That interest was later acquired by Meredith Corporation when it acquired Time Inc. in 2018. In 2017, we purchased Adelphic, a DSP. Since the Adelphic acquisition, we have materially transformed from a full-service provider of digital advertising solutions into a leading DSP that enables marketers and their advertising agencies to centralize the planning, buying and measurement of their media investments using a people-based framework. We have grown from a business operating from a home office to a company with approximately 376 employees in 10 offices throughout the United States at the end of 2024. In 2019, we entered into an agreement that resulted in the retirement of the Former Holdco’s interest in our company and Tim Vanderhook, Chris Vanderhook and Capital V LLC (formerly Four Brothers 2 LLC) (the “Vanderhook Parties”) acquired that 60% interest in our company (the “2019 Former Holdco transaction”), allowing it to once again become an independent company. Viant Technology Inc. was incorporated in Delaware on October 9, 2020. In connection with the consummation of our initial public offering (the “IPO”), we became the sole managing member of Viant Technology LLC. We completed the IPO of our Class A common stock on February 12, 2021. Our principal executive offices are located at 2722 Michelson Drive, Suite 100, Irvine, CA 92612 and our telephone number is (949) 861-8888. Our website address is www.viantinc.com. Our design logo, “Viant,” and our other registered and common law tradenames, trademarks and service marks are the property of Viant Technology LLC.
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

Item 1A. Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties described below, together with all other information contained in this Annual Report, including our consolidated financial statements and the related notes included elsewhere in this Annual Report, and in our other public filings with the SEC. The occurrence of any of the following risks, as well as any risks or uncertainties not currently known to us or that we currently do not believe to be material, could materially and adversely affect our business, prospects, financial condition, results of operations and cash flow, in which case, the trading price of our Class A common stock could decline and you could lose all or part of your investment.
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
We expect to benefit relative to others in our industry from marketers reducing their reliance on vendors and advertising technology platforms that utilize third-party cookies for tracking. However, the shift away from cookie-based consumer tracking may not happen as rapidly as or to the degree that we expect, and our competitors may adapt their services. Additionally, even as this shift occurs, we may not be as successful in growing our business and increasing our revenue as we expect. For example, marketers may not shift their business away from our competitors if our competitors are successful in developing alternative products or services that are not significantly reliant on the cookie-based framework, which could harm our business.
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
In particular, the market for programmatic advertising across most advertising channels, including CTV, streaming audio, digital out-of-home, mobile and desktop is an emerging market. Our ability to provide capabilities across most advertising channels, which we refer to as omnichannel, may be constrained if we are not able to maintain or grow advertising inventory for such channels, and some of our omnichannel offerings may not gain market acceptance. We may not be able to accurately predict changes in overall industry demand for the channels in which we operate and cannot assure you that our investment in channel development will correspond to any such changes. For example, the growth in demand for our CTV offering may not continue. Furthermore, if our channel mix changes due to a shift in customer demand, such as customers shifting their usage more quickly or more extensively than expected to channels in which we have relatively less functionality, features or inventory, then demand for our platform could decrease, and our business, financial condition and results of operations could be adversely affected. In addition, our revenue may not necessarily grow at the same rate as spend on our platform. As the market for programmatic buying for advertising matures, growth in spend may outpace growth in our revenue due to a number of factors, including pricing competition, volume discounts and shifts in media, client and channel mix, and the composition of offerings provided to our clients. A significant change in revenue as a percentage of spend could reflect an adverse change in our business and growth prospects. In addition, any such fluctuations, even if they reflect our strategic decisions, could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our Class A common stock.
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
Often, we enter into separate contracts and billing relationships with the individual agencies and account for them as separate customers. However, some holding companies for these agencies may choose to exert control over the individual agencies in the future. A holding company may be acquired by, or consolidate with, another holding company that does not utilize our platform, or may otherwise reduce overall spend on our platform as a result of an acquisition or consolidation. If so, any consolidation of, or loss of relationships with such holding companies and, consequently, of their agencies, local branches or divisions, as customers could significantly harm our business, operating results and financial condition.
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
Our business and operations have been and could in the future be adversely affected by macroeconomic conditions and geopolitical events, such as bank failures, high interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, pandemics, political election cycles, changes in laws and interpretations of laws, and potential disruptions from international conflicts and acts of terrorism. A recession, depression, or other economic slowdown resulting from macroeconomic conditions and geopolitical events could materially and adversely affect our business and that of our customers or potential customers and our results could fluctuate unpredictably.
Our business depends on the overall demand for advertising and on the economic health of our customers that benefit from our platform. Economic downturns or unstable market conditions may cause our customers to decrease their advertising budgets, which could reduce usage of our platform and adversely affect our business, operating results and financial condition. Our customers’ and potential customers’ businesses or cash flows have recently been and may continue to be negatively impacted by the economic uncertainty related to, among other things, pandemics, bank failures, inflation and monetary supply shifts, labor shortages, supply disruptions, tariffs, tightening of credit markets, political election cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives, and potential disruptions from international conflicts and acts of terrorism, which has led and may continue to lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our customers pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations have in the past and may in the future be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by macroeconomic conditions and geopolitical events.
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
We are subject to payment-related risks and if our customers do not pay or dispute their invoices, our business, operating results and financial condition may be adversely affected.
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
Due to this potential imbalance in our collections and payments, we may rely on our credit facility to partially or completely fund our working capital requirements or other needs. As we continue to grow, our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under the credit facility in an amount sufficient to fund our working capital requirements or other needs. If our cash flows and credit facility borrowings are insufficient to fund our working capital requirements or other needs, we may not be able to grow at the rate we currently expect or at all. In addition, in the absence of sufficient cash flows from operations, we might be unable to meet our obligations under our credit facility and we may be at risk of default thereunder. We may not be able to access additional financing or increase our borrowing or borrowing capacity under our current or any future credit facility on commercially reasonable terms or at all.
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
Legislators, regulators, and other authorities have focused heavily on third-party data suppliers and the advertising industry in recent years, and we expect this to continue. State Privacy Laws and other U.S. and foreign laws governing Personal Information and privacy pose additional and material compliance risks to such suppliers and companies operating in the advertising industry. In addition, state lawmakers continue to update or enact new laws governing activities of data brokers. For example, in California, lawmakers have introduced requirements to honor requests submitted through a universal deletion mechanism that the state would develop and materially increase penalties for non-compliance. We and our suppliers may face compliance risks under these laws and limitations on our ability to use certain data, including data provided by our third-party suppliers, which could impact our business and diminish our revenue.
Furthermore, digital advertising and in-app advertising are largely dependent on established technology companies and their operation of the most commonly used internet browsers (Chrome, Firefox, Internet Explorer and Safari), devices, operating systems (such as Android and iOS) and applications. These companies may change the operations or policies of their browsers, devices and operating systems in a manner that fundamentally changes our ability to operate our platform or use or collect data. Users of these browsers, devices or operating systems may also adjust their behaviors and use of technology in ways that change our ability to collect data. Digital advertising and in-app advertising are also dependent, in part, on internet protocols and the practices of internet service providers, including IP address allocation. Changes that these providers make to their practices, or adoption of new internet protocols, may materially limit or alter the availability of data. For example, Apple introduced an iOS update in April 2021 that only allows tracking of user activity after an opt-in by users, and in October 2021, Google introduced similar changes that provided users with the ability to opt-out of tracking across devices using the Android operating system. Individuals may increasingly resist or turn off the collection, use, and sharing of Personal Information to deliver targeted advertising. Individuals are increasingly becoming aware of options related to consent, browser-based signals including the “Global Privacy Control,” a browser setting that notifies websites of a user's privacy preferences, and other “ad-blocking” software, any of which could materially impact our and our data supplier’s ability to collect, use and disclose Personal Information. A limitation or alteration of the availability of data in any of these or other instances may have a material impact on the advertising technology industry, which could decrease advertising budgets and subsequently reduce our revenue and adversely affect our business, operating results and financial condition. Please see “—Risks Related to Data Privacy and Artificial Intelligence” for additional discussion of the laws and regulations governing the collection of data to which we are or may become subject and about the risks to our business associated with such laws and regulations.
If we were to lose access to significant amounts of the data that enables our Household ID ("HHID") framework, or the compliance obligations for our suppliers or us become too onerous, our ability to provide products and services to our customers could be materially and adversely impacted, which could be materially adverse to our business, operating results and financial condition.
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
We had approximately 376 employees as of December 31, 2024. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
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
Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Despite precautions taken by third-party data center hosting facilities, the occurrence of spikes in usage volume, a natural disaster, such as earthquakes, wildfires, extreme temperatures, drought, flooding, storms, an act of terrorism, vandalism or sabotage, a decision to close a facility without adequate notice, or other unanticipated problems at a facility could result in lengthy interruptions in the availability of our platform. Climate change or other environmental or social pressures may increase the frequency and/or intensity of certain of these events and/or of efforts to reduce the impact of such events. For example, in certain areas, there has been an increase in power shutoffs associated with wildfire prevention. Climate change may also result in chronic meteorological changes, including changes to precipitation and temperature patterns, which may likewise disrupt our or our suppliers’ operations, require us to incur additional operating or capital expenditures, or otherwise adversely impact our business, financial condition, or results of operations. Even with current and planned disaster recovery arrangements, our business could be harmed. Also, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. These factors in turn could further reduce our revenue, subject us to liability and cause us to issue credits or cause customers to stop using our platform, any of which could materially and adversely affect our business.
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
We depend on various third-party open-source and proprietary technologies, software, products and services, including for critical features and functionality of our platform and API technology, payment processing, payroll and other professional services. Identifying, negotiating, complying with and integrating with third-party terms and technology are complex, costly and time-consuming matters. Failure by third-party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could materially and adversely impact our platform, our administrative obligations or other areas of our business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in our ability to provide our services, and our business, operating results and financial condition could be harmed.
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
•integration of the acquired company’s accounting, management information, human resources and other administrative and information technology systems;
•integration of the acquired company's products and technology;
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
In addition, we derive a significant portion of our revenue from advertising in the CTV, mobile, and desktop channels, which are rapidly evolving, highly competitive, complex and fragmented. We face significant competition in these markets which we expect will intensify in the future. We face significant competition in these channels and others, such as streaming audio and digital billboards, which we expect will intensify in the future.
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
We collect, receive, store, use, transmit, disclose, or otherwise process (collectively, "Process") Personal Information and other data such as confidential business data, trade secrets, and intellectual property, from and about consumers, our customers, employees, service providers, and other third parties. We also depend on a number of third-party vendors in relation to the operation of our business, some of which Process data on our behalf. Our and our third-party vendors handling of this data is subject to a wide variety of federal, state, local, and foreign laws regulations, guidance, industry standards, external and internal privacy and security policies, certifications, documents, contracts, and other obligations that govern the Processing of Personal Information by us and on our behalf.
U.S. federal, state, and local governments, and foreign governments have adopted or proposed numerous laws relating to the Processing of Personal Information relating to individuals and households, including contact information and pseudonymous data, many with a particular focus on marketing and advertising uses of such Personal Information. The legal landscape for data privacy issues worldwide is complex, continually evolving and often conflicting, and is likely to remain uncertain for the foreseeable future. Because many of these laws are new, established interpretations and best practices are still emerging. As a result, regulators could allege that our practices do not comply with such laws or regulations, despite our ongoing efforts to comply. Any failure or perceived failure to comply with applicable laws or regulations regarding privacy, data protection and cybersecurity could adversely affect our business, brand or reputation and may result in claims, actions, investigations or proceedings against us by regulators or individuals and require us to change our practices, all of which may result in significant costs.
In the United States, an ever-increasing number of laws and regulations apply to the Processing of Personal Information. In recent years, the U.S. federal and state legislatures, along with regulatory authorities at the state and federal level, have increased their focus on the collection and use of Personal Information, including relating to “interest-based,” “cross-context behavioral,” or “targeted” advertising. For example, the FTC has been very active in bringing enforcement actions against companies that handle personal data it views as sensitive for advertising purposes, including location data brokers and companies that process health-related data. These enforcement announcements signal increased ongoing regulatory scrutiny of advertising practices that involve “sensitive” categories of personal data such as health data and precise location information. The FTC could expand this focus by acting on new authority to enforce a federal law focused on disclosures of certain information it classifies as sensitive by companies operating as data brokers to certain restricted countries or entities under the control of such countries.
State legislatures have also continued their focus in this area. For example, the State Privacy Laws require covered businesses to, among other things, provide disclosures to consumers and grant consumers a right to opt-out of use and disclosure of their Personal Information for purposes of showing targeted advertisements and “sales” of Personal Information, a concept that is broadly defined as the disclosure of Personal Information to a third party for monetary or other valuable consideration. Certain State Privacy Laws also require or will require companies to respond to user-enabled global privacy controls, such as a browser plug-in or privacy setting, device setting, or other mechanisms, that communicate or signal the consumer’s choice to opt-out of the sale or sharing of their Personal Information, or the use of their Personal Information for targeted advertising. Laws additionally require covered businesses to take extra precautions for data deemed “sensitive” and offer consumers rights to access, delete, and correct their Personal Information. These laws are generally enforced by each state’s attorney general with potentially steep penalties for violations.
Lawmakers and regulators are also focused on data Processing by companies that do not have direct relationships with the consumers whose Personal Information they process. Several states, including California and Texas, have enacted or updated laws restricting the activities of data brokers, and state attorneys general are keen to enforce these laws, such as by checking companies’ data broker registration status. In late 2023, California passed the Delete Act, dramatically increasing obligations and potential penalties relative to the state’s preexisting data broker statute. Beyond additional transparency requirements, beginning in August 2026, companies registered as data brokers in California must honor universal deletion requests consumers make of all data brokers via a deletion mechanism the state will create. Beginning in 2028, data brokers must undergo audits verifying their compliance with the Delete Act. The California Privacy Protection Agency recently released new regulations regarding the Delete Act’s data broker registration requirements including to revise the definition of “data broker.” These obligations may reduce the data available to Viant, require us to develop complex and expensive compliance tools and procedures, and may result in reductions in revenue.
Lawmakers, regulators, and advocates also continue to focus on activities involving the use of certain types of Personal Information perceived as especially sensitive, such as children’s data, health data, and location data, which will impact the advertising industry. For example, the FTC actively enforces the Children's Online Privacy Protection Act of 1998 ("COPPA") and recently updated and expanded certain parts of the law, such as by requiring separate consent to disclose children’s personal information to third parties. Additionally, several State Privacy Laws have increased the age at which a consumer can be shown targeted ads (without opt-in consent) from 13 to 16 or 18 years of age, and other state laws may ban targeted advertising to minors outright.
Related to consumer health information, MHMD introduced a host of new requirements covering a very broadly defined notion of consumer health data, including obligations on disclosures of such data that will impact the advertising industry. MHMD is subject to a private right of action, and plaintiffs’ attorneys could explore claims testing the bounds of the law’s text. Other states (e.g., Nevada) have enacted a similar law (though without a private right of action), and we expect more states will follow.
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
Outside the United States, certain laws, regulations, and industry standards may apply to our or our suppliers’ or customers’ data privacy and security practices. The GDPR imposes strict requirements applicable to certain Processing of European Personal Information, respectively, in the EEA and the UK. The applicability analysis under the GDPR is complex, but if we were deemed to operate our business in a manner subject to GDPR, the GDPR provides for significant penalties for noncompliance of up to the greater of €20 million under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of an enterprise’s global turnover (or revenue) for the preceding fiscal year. Companies that violate the GDPR may face prohibitions on data processing and other corrective action, such as class action brought by classes of data subjects or by consumer protection organizations authorized at law to represent their interests. Additionally, Member States may assess other penalties for noncompliance on companies subject to GDPR.
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
Furthermore, we may be unable to transfer Personal Information from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border transfers of Personal Information. In particular, the EEA and UK have significantly restricted the transfer of Personal Information to countries outside of the EEA. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although the European Commission adopted the EU-US Data Privacy Framework and the United Kingdom adopted the UK Extension to permit transfers from the EEA and United Kingdom to the United States and there are currently various mechanisms that may be used to transfer Personal Information from the EEA and UK to the United States in compliance with law, these mechanisms are subject to ongoing legal challenges.
If there is no lawful manner for us to transfer Personal Information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face increased exposure to regulatory actions, substantial fines, and injunctions against Processing or transferring Personal Information from Europe or elsewhere. For example, some European regulators have ordered certain companies to suspend or permanently cease transfers of Personal Information out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. The inability to import Personal Information to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws, limiting our ability to obtain inventory or data from suppliers operating in Europe, or requiring us to increase our Personal Information processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.
Additionally, our employees and personnel use, and increasingly rely on, generative AI and automated decision-making technologies to perform their work and our business offers services that utilize generative AI, and such usage may be subject to various laws and other obligations, including those related to privacy, and governments have passed and are likely to pass additional laws regulating generative AI. For example, the California Privacy Protection Agency is in the process of promulgating regulatory requirements relating to automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
For example, in recent years browser providers have enacted and may continue to enact changes restricting the use of third-party cookies in their browsers, which may cause instability in the digital advertising market. Execution and measurement in digital advertising relies to a significant extent on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, to collect data about users and devices (collectively referred to as "cookies"). Although our business is less reliant on cookies than some of our competitors because we do not need cookies for marketers and their advertising agencies to identify consumers with our identity resolution capabilities and identity graph, we do use third-party cookies in connection with obtaining information about consumers, and for delivering digital advertising. Today, Apple's Safari, Mozilla's Firefox and Microsoft's Edge already block third-party cookies by default. Google's web browser, Chrome, offers controls over third-party cookies and, while it no longer plans to deprecate support for third-party cookies and user agent string entirely, Google has committed to enhancing its “Privacy Sandbox” label, which may result in modified targeting and measurement functionality to digital advertising ecosystem participants, and the introduction of new browser-level controls on Chrome, which will allow users to make an informed choice regarding cookies that will apply across their web browsing. We believe that Google’s ongoing development of these technologies, which we expect to be technically complex and designed in a manner that does not favor us or our partners, has created and will likely continue to create industry uncertainty regarding the potential effects on user experience and advertiser targeting and measurement. Although we believe our platform is well-positioned to adapt to such changes, particularly with our HHID, the impact of such changes remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel. Google has also introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Other browsers have added similar controls. These actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate, which could cause changes in advertising budget allocations and thereby could negatively impact our business. In addition, these browser and platform providers may frequently delay or change their previously announced operations or policies.
For in-app advertising, data regarding interactions between users and devices are tracked mostly through stable, pseudonymous mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. For example, Apple introduced an iOS update in April 2021 that requires users to opt-in to tracking of their activity across devices, and Google has announced that it will eventually deprecate its Android advertising identifier entirely. Privacy aspects of other channels for programmatic advertising, such as CTVs or over-the-top video, are still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.
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
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including AI—that circumvent security controls, evade detection, and remove forensic evidence. As a result, we may be unable to prevent, detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Data, or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Data.
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
Our use of artificial intelligence technologies may not result in the benefits we anticipate for our business, and may result in a decline in performance of our products, services and business, as well as our reputation and the reputations of our customers, or cause us to incur liability resulting from the violation of laws or contracts to which we are a party.
We use AI, machine learning, and automated decision-making technologies, including our ViantAI product suite, (collectively, “AI Technologies”) throughout our business, and are making significant investments in this area. For example, our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, and AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments. Looking ahead, our ViantAI product roadmap features AI Measurement and Analysis, providing accessible measurement and insights via a user-friendly chat interface, and AI Decisioning, which empowers an AI agent to dynamically optimize campaigns in real-time by leveraging advanced ad strategies such as channel allocation, publisher selection, dayparting, and audience discovery.
We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.
In particular, if the models underlying our AI Technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor-quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
With respect to our solutions that incorporate AI Technology, the market for such products and services is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance of solutions that incorporate AI Technology is uncertain. Our failure to successfully develop and commercialize solutions involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our solutions; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments.
In addition to our ViantAI product suite, we use AI Technologies licensed from third parties in our solutions and our operations and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and harming our business.
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be adversely affected. We rely upon a combination of patent, trademark, copyright and trade secret laws, as well as third-party confidentiality and non-disclosure agreements, to establish and protect our proprietary rights. Establishing trade secret, copyright, trademark, domain name, and patent protection can be difficult and expensive, the laws, procedures and restrictions may provide only limited protection, and protection may not be available for some of our technology, in particular technology that uses open-source software. It may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights, despite the steps we have taken to protect our proprietary rights. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services. However, the theft or misuse of our proprietary information could occur by employees or contractors who have access to our technology.
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
There is significant patent and other intellectual property development activity in the digital advertising industry. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Our success depends on the continual development of our platform. From time to time, we receive claims from third parties that our platform and underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. In addition, various "non-practicing entities" that own patents and other intellectual property rights have and may continue to aggressively assert their rights in order to extract value from us. Furthermore, from time to time we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. The cost of settling or defending against intellectual property claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and diverts the attention of management, technical personnel and other employees from our business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Additionally, we may be obligated to indemnify our customers or inventory and data suppliers or other vendors in connection with any such litigation. If we are found to infringe these rights, we could potentially be required to cease utilizing portions of our platform. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. Alternatively, we could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
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
We are a holding company, and our only business is to act as the managing member of Viant Technology LLC, and our only material assets are Class A units representing approximately 25.9% of the membership interests of Viant Technology LLC as of December 31, 2024. We do not have any independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will depend upon the financial results and cash flows of Viant Technology LLC.
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
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of our income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging unitholder’s tax basis in its units at the time of the relevant exchange; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The increases in the tax basis of the intangible assets of Viant Technology LLC as a result of the exchanges of Viant Technology LLC units and certain other tax benefits will be subject to the TRA. However, we have concluded that based on the weight of all available evidence these deferred tax assets subject to the TRA are not more likely than not of being realized, and as a result no liability has been recorded related to the remaining tax savings we may realize from utilization of such deferred tax assets. If deferred tax assets subject to the TRA become more likely than not to be realized, we will record such liability. Upon recognition of the TRA, there may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by Viant Technology LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.

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
Our tax liabilities may be greater than anticipated.
Tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the Internal Revenue Service and by taxing authorities in the state and local jurisdictions in which we operate. Our tax obligations are based on how tax authorities in such jurisdictions assess revenue-based taxes such as sales and use taxes. Taxing authorities may and have challenged our tax positions and methodologies including our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes and penalties. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or changes in the interpretation of the same, or as a result of earning income in jurisdictions that have higher tax rates. An increase in our tax expense and/or penalties could have a negative effect on our financial position and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.
Risks Related to Our Financial Position and Capital Requirements
We may experience fluctuations in our operating results, which could make our future operating results difficult to predict or cause our operating results to fall below securities analysts’ and investors’ expectations.
Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. In particular, we offer our customers a choice of two different pricing options: a percentage of spend option and a fixed CPM pricing option. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. Our revenue and contribution ex-TAC vary across these different pricing and service options, and therefore our results may vary based on the mix of pricing and service options chosen by customers in any given period. Contribution ex-TAC is a non-GAAP financial measure. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.” The varying nature of our pricing mix between periods may make it more difficult for us to forecast our future operating results. Further, variation in our pricing mix may make it more difficult to make comparisons between prior, current and future periods. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Fluctuations in our operating results could cause our performance to fall below the expectations of securities analysts and investors and adversely affect the price of our Class A common stock. Because our business is changing and evolving rapidly, and the macroeconomic and geopolitical environment continues to evolve as a result of pandemics, bank failures, labor shortages, supply chain disruptions, tariffs, inflation and monetary supply shifts, high interest rates, tightening of credit markets, political election cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism, our historical operating results may not be necessarily indicative of our future operating results. In addition to changes in terms of mix of our different pricing options, factors that may cause our operating results to fluctuate include the following:
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
•changes to our channel mix (including, for example, changes in demand for CTV);
•changes and uncertainty in the regulatory and business environment for us or customers (for example, when Apple or Google change policies for their browsers and operating systems);
•changes in the economic prospects of marketers or the economy generally (due to pandemics, labor shortages, supply chain disruptions, tariffs, inflation and monetary supply shifts, high interest rates, tightening of credit markets, political election cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism or otherwise), which could alter marketers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
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
Our asset-based revolving credit and security agreement (the "Amended Loan Agreement") with PNC Bank contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur indebtedness, create liens, make investments, merge with or acquire other companies or the assets of other companies, dispose of our assets, prepay other indebtedness and make dividends and other distributions. The terms of our Amended Loan Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. The Amended Loan Agreement also contains a financial covenant that requires us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay the principal or interest under the Amended Loan Agreement.
If we are unable to comply with our payment requirements, or obtain a waiver from our lender if needed, our lender may accelerate our obligations under our Amended Loan Agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with our covenants under the Amended Loan Agreement, it could result in an event of default under the agreement and our lender could make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.
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
The Vanderhook Parties hold a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power with respect to the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board of directors entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors. Currently, our compensation committee does not consist entirely of independent directors and our directors are not nominated or selected entirely by independent directors. In addition, we are relying on a cure period for compliance with the requirement that we have an audit committee comprised of three independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. We also cannot ensure that we will be able to come into compliance with the Nasdaq corporate governance standards on the timeline required.

Insiders have substantial control over our company, which could limit your ability to influence the outcome of key decisions, including a change of control.
Through their ownership of common stock, the Vanderhook Parties control approximately 70% of the voting power of our common stock in the election of directors as of December 31, 2024. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.
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
In April 2024, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $50 million of our Class A common stock or Class B units of Viant Technology LLC, including through open market purchases, in privately negotiated transactions, or by other means, including through the use of Rule 10b5-1 trading plans, each in accordance with applicable securities laws and other restrictions. The timing, amount, and manner of any repurchase will be determined at our discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. Our repurchases could affect the trading price of our Class A common stock, increase trading price volatility, and reduce our cash reserves, and the program may be suspended or terminated at any time, which may result in a decrease in the trading prices of our Class A common stock.
General Risk Factors
Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure to comply with such laws and regulations could harm our business, financial condition, and results of operations.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, consumer protection laws, anti-bribery and anti-corruption laws, import and export controls, federal securities laws, and tax laws and regulations. These laws and regulations govern a wide range of topics, including those related to matters beyond our core products and services. New and changing laws, regulations, executive orders and enforcement priorities can also create uncertainty about how such laws and regulations will be interpreted and applied. Noncompliance with applicable laws, regulations or requirements could subject us to investigations, enforcement actions, sanctions, fines, damages, penalties, injunctions or termination of contracts. Any such matters could have a material adverse effect on our business, results of operations and financial condition.
Increasing attention to, and evolving expectations regarding, environmental, social, and governance (“ESG”) matters may impact our business and reputation.
Companies across industries are facing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and metrics may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
While we have and continue to engage in voluntary initiatives (which may include voluntary disclosures, certifications, and/or goals, among others) to improve the ESG profile of the Company and/or our products, such initiatives may require considerable investments and may not have the desired effect. For example, our goals, including our annual carbon neutrality efforts, with all of their contingencies, dependencies, calculations, and in certain cases, reliance on third-party verification and/or performance, are complex and ambitious, and we may not achieve them, either according to specific standards or stakeholder expectations or at all. Moreover, actions or statements that we may take based on expectations, assumptions, methodologies, or data that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. In addition, ESG initiatives may be particularly prone to errors or misinterpretation, as they often involve substantial discretion given there is no consensus on specific best practices and related standards and methodologies, all of which continue to evolve, and have in the past resulted in the need to correct the environmental attributes we have purchased in order to meet ESG commitments. While these discrepancies have not materially impacted our ESG strategy or financial performance, we cannot guarantee that other ESG-reporting errors will not occur in future or the ultimate impact such errors might have. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives) and/or align with evolving best practices, we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasingly nuanced allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in disclosures, methodology, or performance, including as stakeholder perceptions of sustainability continue to evolve. Additionally, our current programs, reporting frameworks, and principles may not be in compliance with any new environmental and social laws and regulations, or novel interpretations of existing laws and regulations, that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial.
We expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, various policymakers (including the SEC and State of California) have adopted, or are considering adopting, rules that would require significantly expanded actions or disclosures on climate or other ESG-related matters from companies. Although several of these rules have been challenged and/or stayed, such rules, if implemented, may require us to incur significant additional costs to comply. Such rules are not uniform, and may not be interpreted or enforced uniformly, which can increase compliance costs or associated risks.
Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations and may impose added costs on our business and could require us to make changes to our business or platform. ESG performance is monitored and rated by a variety of organizations, and unfavorable ratings may impact investor sentiment and negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. Simultaneously, there are efforts by some stakeholders and policymakers to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations or risks, which may augment or create additional risks or impacts on us, including in ways that may not be known to us. Any such matters could have a material adverse effect on our business, results of operations and financial condition.
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
We are also a "smaller reporting company" as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies as long as we qualify under this category, even after we are no longer an EGC, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
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
Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an EGC and do not then qualify as a non-accelerated filer. At such time, our independent registered public accounting firm may issue an opinion on our internal controls over financial reporting that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
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
Item 2. Properties.
Our headquarters are located in Irvine, California, where we occupy facilities totaling approximately 56,000 square feet under a lease. We currently lease 10 other office spaces across the United States, and we do not own any real property. We believe that our current facilities are adequate to meet our current needs.
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
Item 4. Mine Safety Disclosures.
Not applicable.
Information About Our Directors & Executive Officers.
The following information with respect to the Board and executive officers is presented as of March 3, 2025:

Name	Age	Position at Viant Technology Inc.	Principal Employment
Tim Vanderhook	44	Chief Executive Officer and Chairman	Same
Chris Vanderhook	46	Chief Operating Officer and Director	Same
Larry Madden	60	Chief Financial Officer	Same
Max Valdes	69	Director	Former Chief Financial Officer and Executive Vice President of First American Financial Corporation (NYSE: FAF), a financial services company.
Vivian Yang	57	Director	Former Chief Legal Officer of The Trade Desk, Inc. (Nasdaq: TTD), a provider of a global technology platform for buyers of advertising.

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
Holders
As of February 28, 2025, there was one holder of record of our Class A common stock and four holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In April 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50.0 million of our Class A common stock or Class B units of Viant Technology LLC. For additional information related to share repurchases, refer to Note 9—Stockholders' Equity to our consolidated financial statements included elsewhere in this Annual Report.
In addition to shares repurchased under the stock repurchase program, during the year ended December 31, 2024, we repurchased shares of Class A common stock in connection with the vesting of restricted stock units to provide the holders of such restricted units with cash to satisfy the estimated taxes incidental to the vesting of the related awards.
The following table summarizes shares repurchased during the periods presented:

Period	Total Number of Class A Shares Purchased	Total Number of Class B Units Purchased	Average Price Paid per Class A Share(1)	Average Price Paid per Class B Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
10/1/24 to 10/31/24	195,831	—	$11.42	$—	195,831	$36,306
11/1/24 to 11/30/24	55,505	—	$12.61	$—	55,505	$35,607
12/1/24 to 12/31/24	395,331	—	$19.39	$—	378,059	$28,314
Total	646,667	—			629,395
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Viant Technology Inc. and its subsidiaries (“Viant,” “we,” “us,” “our” or the “Company”) should be read in conjunction with, and is qualified in its entirety by reference to, our consolidated financial statements and the related notes included within this Annual Report on Form 10-K ("Annual Report"). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, the risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and discussed elsewhere in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
The following discusses our financial condition and results of operations for our fiscal year ended December 31, 2024 compared to our fiscal year ended December 31, 2023 as well as discussions of our financial condition and results of operations for our fiscal year ended December 31, 2023 compared to our fiscal year ended December 31, 2022.
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
Our DSP is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their digital advertising across most channels. Through our omni-channel platform, a marketer can easily buy ads on connected TV ("CTV"), streaming audio, digital out-of-home, mobile and desktop.
Our DSP is an easy-to-use self-service platform that provides our customers with transparency and control over their advertising campaigns. Our platform offers customers unique visibility across a variety of inventory, allowing them to create customized audience segments and leverage our Household ID ("HHID") and strategic partner data to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and built-in automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return on advertising spend ("ROAS") across channels, a feature we believe helps us grow our customer base as more customers recognize its benefits.
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
Our financial results for the fiscal years ended December 31, 2024 and 2023, respectively, include:
•Revenue of $289.2 million and $222.9 million, representing an increase of 29.7%;
•Gross profit of $132.1 million and $102.5 million, representing an increase of 28.9%;
•Contribution ex-TAC(1) of $177.4 million and $143.4 million, representing an increase of 23.7%;
•Net income (loss) of $12.5 million and $(9.9) million, representing an improvement of 225.2%;
•Non-GAAP net income(1) of $34.7 million and $21.7 million, representing an increase of 59.4%; and
•Adjusted EBITDA(1) of $44.4 million and $29.1 million, representing an increase of 52.7%.
(1)Contribution ex-TAC, non-GAAP net income and adjusted EBITDA are non-GAAP financial measures. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC, non-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
GAAP net income and adjusted EBITDA to the most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP"), see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
Factors Affecting Our Performance
Attract, Retain and Grow our Customer Base
Our future growth depends on our ability to enhance and improve our offerings and platform to increase our customers' usage of our platform and add new customers. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe we are well positioned to capture more of our customers’ programmatic budgets. We also continue to add functionality to our platform to encourage our customers to increase their usage. For instance, we continue to leverage artificial intelligence and machine learning in our platform to help our customers improve the efficiency and effectiveness of their advertising campaigns. We expect ViantAI to accelerate market share gains and expand our total addressable market. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP and highlight the advantages of our HHID and strategic partner data as a superior option to cookie-based targeting.
We evaluate our customers' usage of our platform and assess our market penetration and scale based on changes in revenue, contribution ex-TAC and advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee that we charge customers. For the year ended December 31, 2024 compared to the year ended December 31, 2023, our revenue grew 29.7%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue, gross profit and contribution ex-TAC during the year. For a detailed discussion of our key operating measures, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
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
Impact of Macroeconomic and Geopolitical Conditions
Macroeconomic conditions and geopolitical events, such as pandemics, inflation, high interest rates, tariffs, tightening of credit markets, recession risks, labor shortages, supply chain disruptions, political election cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism, have impacted and may continue to impact our business and the business of our customers, while also disrupting sales channels and advertising and marketing activities. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows, and on our clients, partners, industry and employees. The extent to which these factors impact our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Due to the nature of our business, the effect of these macroeconomic conditions and geopolitical events may not be fully reflected in our results of operations until future periods.
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
Revenue
We generate revenue by providing marketers and their advertising agencies with the ability to plan, buy and measure their digital advertising campaigns using our DSP. We charge platform fees and service fees pursuant to agreements with our customers that enable them to select their preferred mix of pricing and service options.
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
Total Other Expense (Income), Net
Interest expense (income), net. Interest expense (income), net primarily consists of interest income on our cash and cash equivalents and interest expense on our long-term debt and revolving credit facility under the Amended Loan Agreement (as defined below) with PNC Bank.
Other expense, net. Other expense, net primarily consists of miscellaneous expenses not attributable to operations and foreign currency exchange gains and losses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Results of Operations
The following tables present our consolidated results of operations, our consolidated results of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the fiscal years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Consolidated Statements of Operations Data:
Revenue	$289,235	$222,934
Operating expenses(1):
Platform operations	157,164	120,479
Sales and marketing	53,750	50,650
Technology and development	23,740	24,756
General and administrative	51,103	45,345
Total operating expenses	285,757	241,230
Income (loss) from operations	3,478	(18,296)
Total other expense (income), net	(9,223)	(8,504)
Income (loss) before income taxes	12,701	(9,792)
Provision for (benefit from) income taxes	249	151
Net income (loss)	12,452	(9,943)
Less: Net income (loss) attributable to noncontrolling interests	10,090	(6,500)
Net income (loss) attributable to Viant Technology Inc.	$2,362	$(3,443)

	Year Ended December 31,
	2024	2023

	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Operating expenses(1):
Platform operations	54%	54%
Sales and marketing	19%	23%
Technology and development	8%	11%
General and administrative	18%	20%
Total operating expenses	99%	108%
Income (loss) from operations	1%	(8)%
Total other expense (income), net	(3)%	(4)%
Income (loss) before income taxes	4%	(4)%
Provision for (benefit from) income taxes	—%	—%
Net income (loss)	4%	(4)%
Less: Net income (loss) attributable to noncontrolling interests	3%	(3)%
Net income (loss) attributable to Viant Technology Inc.	1%	(2)%

*Percentages may not sum due to rounding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
(1)Stock-based compensation, depreciation and amortization included in operating expenses are as follows:

	Year Ended December 31,
	2024	2023
Stock-based compensation:
Platform operations	$2,114	$4,104
Sales and marketing	4,238	9,729
Technology and development	2,717	5,752
General and administrative	11,965	12,706
Total stock-based compensation	$21,034	$32,291

	Year Ended December 31,
	2024	2023
Depreciation:
Platform operations	$13,782	$12,129
Sales and marketing	—	—
Technology and development	1,759	1,559
General and administrative	737	577
Total depreciation	$16,278	$14,265

	Year Ended December 31,
	2024	2023
Amortization:
Platform operations	$60	$58
Sales and marketing	—	—
Technology and development	—	—
General and administrative	123	408
Total amortization	$183	$466
Comparison of the Fiscal Years Ended December 31, 2024, 2023 and 2022
Revenue

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%
Revenue	$289,235	$222,934	$197,168	$66,301	30%	$25,766	13%
Revenue increased by $66.3 million, or 30%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to a 62% increase in revenue from marketers in the public services, consumer goods, travel, healthcare and automotive industry verticals and a net 12% increase in all other industry verticals.
Revenue increased by $25.8 million, or 13%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to a 57% increase in revenue from marketers in the retail and public services industry verticals and a net 4% decrease in all other industry verticals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Operating Expenses
Platform Operations

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%
Traffic acquisition costs	$111,845	$79,552	$72,440	$32,293	41%	$7,112	10%
Other platform operations	45,319	40,927	44,285	4,392	11%	(3,358)	(8)%
Total platform operations	$157,164	$120,479	$116,725	$36,685	30%	$3,754	3%
Percentage of revenue	54%	54%	59%
Platform operations expense increased by $36.7 million, or 30%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to a $32.3 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $2.8 million increase in cloud and data center services in support of our DSP, a $1.7 million increase in depreciation driven by our continued investment in developed technology, a $1.3 million increase in platform costs related to non-operational media purchases and a $0.8 million increase in personnel costs, partially offset by a $2.0 million decrease in stock-based compensation and a $0.2 million decrease in facilities expense.
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
Sales and Marketing

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%
Sales and marketing	$53,750	$50,650	$63,957	$3,100	6%	$(13,307)	(21)%
Percentage of revenue	19%	23%	32%
Sales and marketing expense increased by $3.1 million, or 6%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to a $5.3 million increase in personnel costs, a $2.8 million increase in advertising expense and a $0.6 million increase in travel and entertainment expense, partially offset by a $5.4 million decrease in stock-based compensation and a $0.2 million decrease in facilities expense.
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
Technology and Development

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%
Technology and development	$23,740	$24,756	$21,294	$(1,016)	(4)%	$3,462	16%
Percentage of revenue	8%	11%	11%
Technology and development expense decreased by $1.0 million, or 4%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily due to a $3.0 million decrease in stock-based compensation and a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
$0.2 million decrease in facilities expense, partially offset by a $1.3 million increase in personnel costs, a $0.4 million increase in technology costs in support of our DSP, a $0.3 million increase in professional services and a $0.2 million increase in depreciation expense.
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
General and Administrative

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%
General and administrative	$51,103	$45,345	$44,452	$5,758	13%	$893	2%
Percentage of revenue	18%	20%	23%
General and administrative expense increased by $5.8 million, or 13%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to a $3.1 million increase in accounting, legal, and consulting expenses associated with general corporate and compliance matters, a $2.0 million increase in personnel costs, a $1.3 million increase in bad debt expense, a $0.9 million increase in travel and entertainment expense, a $0.2 million increase in charitable contributions expense and a $0.2 million increase in facilities expense, partially offset by a $0.9 million decrease in business insurance, licenses and taxes expense, a $0.6 million decrease in stock-based compensation and a $0.4 million decrease in recruiting services.
General and administrative expense increased by $0.9 million, or 2%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was due to a $2.9 million increase in stock-based compensation and a $1.7 million increase in personnel costs, partially offset by a $1.9 million decrease in business insurance and tax, accounting, legal, and consulting expenses associated with general corporate and compliance matters, a $1.2 million decrease in bad debt reserves and a $0.7 million decrease in recruiting services.
Total Other Expense (Income), Net

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%
Total other expense (income), net	$(9,223)	$(8,504)	$(1,171)	$(719)	8%	$(7,333)	626%
Percentage of revenue	(3)%	(4)%	(1)%
Total other income, net increased by $0.7 million, or 8%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily attributable to higher interest income on cash and cash equivalents driven by higher cash balances.
Total other income, net increased by $7.3 million, or 626%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily attributable to higher interest income on cash and cash equivalents driven by higher interest rates and lower interest expense as a result of paying off the full outstanding balance under our Amended Loan Agreement with PNC Bank.
During the years ended December 31, 2024, 2023 and 2022, interest expense incurred was $0.4 million, $0.4 million and $0.5 million, respectively. Interest costs capitalized during the years ended December 31, 2024, 2023 and 2022 were de minimis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Provision For (Benefit From) Income Taxes

	Year Ended December 31,			2024 vs 2023 Change		2023 vs 2022 Change
	2024	2023	2022	$	%	$	%
Provision for (benefit from) income taxes	$249	$151	$—	$98	65%	$151	—%
Percentage of revenue	—%	—%	—%
The U.S. federal statutory tax rate was 21% for the years ended December 31, 2024 and 2023. The provision for income taxes increased by $0.1 million, or 65%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to state tax liabilities attributable to Viant Technology LLC.
The U.S. federal statutory tax rate was 21% for the years ended December 31, 2023 and 2022. The provision for income taxes increased by $0.2 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was attributable to federal and state taxes resulting from Viant Technology Inc.'s pro-rata share of taxable income from Viant Technology LLC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Quarterly Results of Operations
The following tables present our unaudited quarterly condensed consolidated statements of operations data for each quarter of our fiscal years ended December 31, 2024 and 2023. The information for each of these quarters has been prepared on a basis consistent with our consolidated financial statements and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. The following unaudited quarterly condensed consolidated financial data should be read in conjunction with our annual audited consolidated financial statements and the related notes included elsewhere in this Annual Report. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended,
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Revenue	$90,054	$79,922	$65,866	$53,393	$64,406	$59,585	$57,223	$41,720
Operating expenses(1):
Platform operations	47,564	44,598	35,122	29,880	32,654	30,965	33,523	23,337
Sales and marketing	14,756	13,007	13,088	12,899	12,644	14,146	11,691	12,169
Technology and development	7,062	5,631	5,815	5,232	6,539	6,151	6,172	5,894
General and administrative	14,769	12,648	12,612	11,074	11,687	11,142	11,088	11,428
Total operating expenses	84,151	75,884	66,637	59,085	63,524	62,404	62,474	52,828
Income (loss) from operations	5,903	4,038	(771)	(5,692)	882	(2,819)	(5,251)	(11,108)
Total other expense (income), net	(2,080)	(2,406)	(2,358)	(2,379)	(2,396)	(2,328)	(2,048)	(1,732)
Income (loss) before income taxes	7,983	6,444	1,587	(3,313)	3,278	(491)	(3,203)	(9,376)
Provision for (benefit from) income taxes	263	(14)	99	(99)	(30)	181	—	—
Net income (loss)	7,720	6,458	1,488	(3,214)	3,308	(672)	(3,203)	(9,376)
Less: Net income (loss) attributable to noncontrolling interests	5,973	4,951	1,433	(2,267)	2,682	(146)	(2,140)	(6,896)
Net income (loss) attributable to Viant Technology Inc.	$1,747	$1,507	$55	$(947)	$626	$(526)	$(1,063)	$(2,480)
Earnings (loss) per share of Class A common stock—basic(2)	$0.11	$0.09	$0.00	$(0.06)	$0.04	$(0.03)	$(0.07)	$(0.17)
Earnings (loss) per share of Class A common stock—diluted(2)	$0.10	$0.09	$0.00	$(0.06)	$0.04	$(0.03)	$(0.07)	$(0.17)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)

	Three Months Ended,
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023

	(percentage of revenue*)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Operating expenses(1):
Platform operations	53%	56%	53%	56%	51%	52%	59%	56%
Sales and marketing	16%	16%	20%	24%	20%	24%	20%	29%
Technology and development	8%	7%	9%	10%	10%	10%	11%	14%
General and administrative	16%	16%	19%	21%	18%	19%	19%	27%
Total operating expenses	93%	95%	101%	111%	99%	105%	109%	127%
Income (loss) from operations	7%	5%	(1)%	(11)%	1%	(5)%	(9)%	(27)%
Total other expense (income), net	(2)%	(3)%	(4)%	(4)%	(4)%	(4)%	(4)%	(4)%
Income (loss) before income taxes	9%	8%	2%	(6)%	5%	(1)%	(6)%	(22)%
Provision for (benefit from) income taxes	—%	—%	—%	—%	—%	—%	—%	—%
Net income (loss)	9%	8%	2%	(6)%	5%	(1)%	(6)%	(22)%
Less: Net income (loss) attributable to noncontrolling interests	7%	6%	2%	(4)%	4%	—%	(4)%	(17)%
Net income (loss) attributable to Viant Technology Inc.	2%	2%	—%	(2)%	1%	(1)%	(2)%	(6)%

*Percentages may not sum due to rounding
(1)Depreciation, amortization, and stock-based compensation included in operating expenses for each quarter of our fiscal years ended December 31, 2024 and 2023 are as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)

	Three Months Ended,
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Depreciation:
Platform operations	$3,342	$3,383	$3,531	$3,526	$3,360	$3,147	$2,910	$2,712
Sales and marketing	—	—	—	—	—	—	—	—
Technology and development	456	432	440	431	397	386	383	393
General and administrative	217	203	176	141	141	145	144	147
Total depreciation	$4,015	$4,018	$4,147	$4,098	$3,898	$3,678	$3,437	$3,252
Amortization:
Platform operations	$60	$—	$—	$—	$—	$—	$—	$58
Sales and marketing	—	—	—	—	—	—	—	—
Technology and development	—	—	—	—	—	—	—	—
General and administrative	35	20	20	48	102	102	102	102
Total amortization	$95	$20	$20	$48	$102	$102	$102	$160
Stock-based compensation:
Platform operations	$601	$553	$554	$406	$917	$1,171	$1,124	$892
Sales and marketing	1,164	1,180	1,139	755	2,109	2,588	2,520	2,512
Technology and development	873	693	651	500	1,389	1,529	1,507	1,327
General and administrative	3,090	2,903	3,193	2,779	3,141	3,446	3,378	2,741
Total stock-based compensation	$5,728	$5,329	$5,537	$4,440	$7,556	$8,734	$8,529	$7,472
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Quarterly Non-GAAP Financial Measures
We monitor certain non-GAAP financial measures such as contribution ex-TAC, non-GAAP operating expenses, adjusted EBITDA, adjusted EBITDA as a percentage of contribution ex-TAC, and non-GAAP net income when evaluating our quarterly results of operations to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Reconciliations of these non-GAAP financial measures for each quarter of our fiscal years ended December 31, 2024 and 2023 to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. For a description of management’s use of each non-GAAP financial measure contained in this Annual Report, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

	Three Months Ended,
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Operating and Financial Performance Measures
Gross profit	$42,490	$35,324	$30,744	$23,513	$31,752	$28,620	$23,700	$18,383
Contribution ex-TAC	$54,359	$47,352	$41,558	$34,121	$42,601	$39,102	$33,688	$27,991
Total operating expenses	$84,151	$75,884	$66,637	$59,085	$63,524	$62,404	$62,474	$52,828
Non-GAAP operating expenses	$37,268	$32,677	$31,958	$31,046	$29,594	$29,434	$26,872	$28,381
Net income (loss)	$7,720	$6,458	$1,488	$(3,214)	$3,308	$(672)	$(3,203)	$(9,376)
Adjusted EBITDA	$17,091	$14,675	$9,600	$3,075	$13,007	$9,668	$6,816	$(390)
Net income (loss) as a percentage of gross profit	18%	18%	5%	(14)%	10%	(2)%	(14)%	(51)%
Adjusted EBITDA as a percentage of contribution ex-TAC	31%	31%	23%	9%	31%	25%	20%	(1)%
Non-GAAP net income (loss)	$13,831	$12,283	$7,207	$1,348	$10,845	$7,609	$5,095	$(1,814)
Contribution ex-TAC
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended,
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Revenue	$90,054	$79,922	$65,866	$53,393	$64,406	$59,585	$57,223	$41,720
Less: Platform operations	(47,564)	(44,598)	(35,122)	(29,880)	(32,654)	(30,965)	(33,523)	(23,337)
Gross profit	42,490	35,324	30,744	23,513	31,752	28,620	23,700	18,383
Add: Other platform operations	11,869	12,028	10,814	10,608	10,849	10,482	9,988	9,608
Contribution ex-TAC	$54,359	$47,352	$41,558	$34,121	$42,601	$39,102	$33,688	$27,991

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Non-GAAP Operating Expenses
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended,
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Operating expenses:
Platform operations	$47,564	$44,598	$35,122	$29,880	$32,654	$30,965	$33,523	$23,337
Sales and marketing	14,756	13,007	13,088	12,899	12,644	14,146	11,691	12,169
Technology and development	7,062	5,631	5,815	5,232	6,539	6,151	6,172	5,894
General and administrative	14,769	12,648	12,612	11,074	11,687	11,142	11,088	11,428
Total operating expenses	84,151	75,884	66,637	59,085	63,524	62,404	62,474	52,828
Add:
Other expense, net	8	1	1	2	1	1	1	87
Less:
Traffic acquisition costs	(35,695)	(32,570)	(24,308)	(19,272)	(21,805)	(20,483)	(23,535)	(13,729)
Stock-based compensation	(5,728)	(5,329)	(5,537)	(4,440)	(7,556)	(8,734)	(8,529)	(7,472)
Depreciation and amortization	(4,110)	(4,038)	(4,167)	(4,146)	(4,000)	(3,780)	(3,539)	(3,412)
Restructuring and other(1)	—	—	(284)	(183)	(570)	26	—	79
Transaction expense(2)	(1,358)	—	(384)	—	—	—	—	—
Non-operational media purchases(3)	—	(1,271)	—	—	—	—	—	—
Non-GAAP operating expenses	$37,268	$32,677	$31,958	$31,046	$29,594	$29,434	$26,872	$28,381
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the years ended December 31, 2024 and 2023.
(2)Transaction expense consists of costs incurred related to our recent acquisition, as well as contemplated or completed securities offerings for the year ended December 31, 2024.
(3)Non-operational media purchases reflects costs incurred for one-time and non-operating supplier purchases that are not billable to the customer for the year ended December 31, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Adjusted EBITDA
The following table presents a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Three Months Ended,
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Net income (loss)	$7,720	$6,458	$1,488	$(3,214)	$3,308	$(672)	$(3,203)	$(9,376)
Add back (less):
Interest expense (income), net	(2,088)	(2,407)	(2,359)	(2,381)	(2,397)	(2,329)	(2,049)	(1,819)
Provision for (benefit from) income taxes	263	(14)	99	(99)	(30)	181	—	—
Depreciation and amortization	4,110	4,038	4,167	4,146	4,000	3,780	3,539	3,412
Stock-based compensation	5,728	5,329	5,537	4,440	7,556	8,734	8,529	7,472
Restructuring and other(1)	—	—	284	183	570	(26)	—	(79)
Transaction expense(2)	1,358	—	384	—	—	—	—	—
Non-operational media purchases(3)	—	1,271	—	—	—	—	—	—
Adjusted EBITDA	$17,091	$14,675	$9,600	$3,075	$13,007	$9,668	$6,816	$(390)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the years ended December 31, 2024 and 2023.
(2)Transaction expense consists of costs incurred related to our recent acquisition, as well as contemplated or completed securities offerings for the year ended December 31, 2024.
(3)Non-operational media purchases reflects costs incurred for one-time and non-operating supplier purchases that are not billable to the customer for the year ended December 31, 2024.
Adjusted EBITDA as a percentage of contribution ex-TAC
The following table presents the calculation of net income (loss) as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended,
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Gross profit	$42,490	$35,324	$30,744	$23,513	$31,752	$28,620	$23,700	$18,383
Net income (loss)	$7,720	$6,458	$1,488	$(3,214)	$3,308	$(672)	$(3,203)	$(9,376)
Net income (loss) as a percentage of gross profit	18%	18%	5%	(14)%	10%	(2)%	(14)%	(51)%
Contribution ex-TAC(1)	$54,359	$47,352	$41,558	$34,121	$42,601	$39,102	$33,688	$27,991
Adjusted EBITDA(2)	$17,091	$14,675	$9,600	$3,075	$13,007	$9,668	$6,816	$(390)
Adjusted EBITDA as a percentage of contribution ex-TAC	31%	31%	23%	9%	31%	25%	20%	(1)%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Non-GAAP net income (loss)
The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss) for the periods presented:

	Three Months Ended,
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Net income (loss)	$7,720	$6,458	$1,488	$(3,214)	$3,308	$(672)	$(3,203)	$(9,376)
Add back (less):
Stock-based compensation	5,728	5,329	5,537	4,440	7,556	8,734	8,529	7,472
Restructuring and other(1)	—	—	284	183	570	(26)	—	(79)
Transaction expense(2)	1,358	—	384	—	—	—	—	—
Non-operational media purchases(3)	—	1,271	—	—	—	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of income (loss) after adjustments(4)	(975)	(775)	(486)	(61)	(589)	(427)	(231)	169
Non-GAAP net income (loss)	$13,831	$12,283	$7,207	$1,348	$10,845	$7,609	$5,095	$(1,814)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the years ended December 31, 2024 and 2023.
(2)Transaction expense consists of costs incurred related to our recent acquisition, as well as contemplated or completed securities offerings for the year ended December 31, 2024.
(3)Non-operational media purchases reflects costs incurred for one-time and non-operating supplier purchases that are not billable to the customer for the year ended December 31, 2024.
(4)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items is calculated using quarterly assumed blended tax rates, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.

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

	Year Ended December 31,			Change (%)
	2024	2023	2022	2024 v 2023	2023 v 2022

	NM = Not Meaningful
Operating and Financial Performance Measures
Gross profit	$132,071	$102,455	$80,443	29%	27%
Contribution ex-TAC	$177,390	$143,382	$124,728	24%	15%
Total operating expenses	$285,757	$241,230	$246,428	18%	(2)%
Non-GAAP operating expenses	$132,949	$114,281	$130,860	16%	(13)%
Net income (loss)	$12,452	$(9,943)	$(48,089)	225%	79%
Adjusted EBITDA	$44,441	$29,101	$(6,132)	53%	575%
Net income (loss) as a percentage of gross profit	9%	(10)%	(60)%	NM	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	25%	20%	(5)%	NM	NM
Non-GAAP net income (loss)	$34,661	$21,743	$(15,810)	59%	238%
Earnings (loss) per share—basic	$0.15	$(0.23)	$(0.84)	165%	73%
Earnings (loss) per share—diluted	$0.14	$(0.23)	$(0.84)	161%	73%
Non-GAAP earnings (loss) per share—basic	$0.41	$0.26	$(0.17)	58%	253%
Non-GAAP earnings (loss) per share—diluted	$0.39	$0.26	$(0.17)	50%	253%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Revenue	$289,235	$222,934	$197,168
Less: Platform operations	(157,164)	(120,479)	(116,725)
Gross profit	132,071	102,455	80,443
Add: Other platform operations	45,319	40,927	44,285
Contribution ex-TAC	$177,390	$143,382	$124,728
Non-GAAP operating expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense (income), net, less TAC, stock-based compensation, depreciation, amortization and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense and non-operational media purchases. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of TAC, stock-based compensation, depreciation, amortization and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core controllable costs and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
Platform operations	$157,164	$120,479	$116,725
Sales and marketing	53,750	50,650	63,957
Technology and development	23,740	24,756	21,294
General and administrative	51,103	45,345	44,452
Total operating expenses	285,757	241,230	246,428
Add:
Other expense, net	12	90	310
Less:
Traffic acquisition costs	(111,845)	(79,552)	(72,440)
Stock-based compensation	(21,034)	(32,291)	(28,901)
Depreciation and amortization	(16,461)	(14,731)	(13,131)
Restructuring and other(1)	(467)	(465)	(1,406)
Transaction expense(2)	(1,742)	—	—
Non-operational media purchases(3)	(1,271)	—	—
Non-GAAP operating expenses	$132,949	$114,281	$130,860
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the years ended December 31, 2024 and 2023, and severance and other charges related to a reduction in force for the year ended December 31, 2022.
(2)Transaction expense consists of costs incurred related to our recent acquisition, as well as contemplated or completed securities offerings for the year ended December 31, 2024.
(3)Non-operational media purchases reflects costs incurred for one-time and non-operating supplier purchases that are not billable to the customer for the year ended December 31, 2024.
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
•although depreciation and amortization are noncash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs or the potentially dilutive impact of stock-based compensation.
Because of these and other potential limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures, including revenue, net income (loss) and cash flows.
The following table presents a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$12,452	$(9,943)	$(48,089)
Add back (less):
Interest expense (income), net	(9,235)	(8,594)	(1,481)
Provision for income taxes	249	151	—
Depreciation and amortization	16,461	14,731	13,131
Stock-based compensation	21,034	32,291	28,901
Restructuring and other(1)	467	465	1,406
Transaction expense(2)	1,742	—	—
Non-operational media purchases(3)	1,271	—	—
Adjusted EBITDA	$44,441	$29,101	$(6,132)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the years ended December 31, 2024 and 2023, and severance and other charges related to a reduction in force for the year ended December 31, 2022.
(2)Transaction expense consists of costs incurred related to our recent acquisition, as well as contemplated or completed securities offerings for the year ended December 31, 2024.
(3)Non-operational media purchases reflects costs incurred for one-time and non-operating supplier purchases that are not billable to the customer for the year ended December 31, 2024.
The following table presents the calculation of net income (loss) as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Gross profit	$132,071	$102,455	$80,443
Net income (loss)	$12,452	$(9,943)	$(48,089)
Net income (loss) as a percentage of gross profit	9%	(10)%	(60)%
Contribution ex-TAC(1)	$177,390	$143,382	$124,728
Adjusted EBITDA	$44,441	$29,101	$(6,132)
Adjusted EBITDA as a percentage of contribution ex-TAC	25%	20%	(5)%

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
The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss) for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$12,452	$(9,943)	$(48,089)
Add back (less):
Stock-based compensation	21,034	32,291	28,901
Restructuring and other(1)	467	465	1,406
Transaction expense(2)	1,742	—	—
Non-operational media purchases(3)	1,271	—	—
Income tax benefit (expense) related to Viant Technology Inc.’s share of income (loss) after adjustments(4)	(2,305)	(1,070)	1,972
Non-GAAP net income (loss)	$34,661	$21,743	$(15,810)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the years ended December 31, 2024 and 2023, and severance and other charges related to a reduction in force for the year ended December 31, 2022.
(2)Transaction expense consists of costs incurred related to our recent acquisition, as well as contemplated or completed securities offerings for the year ended December 31, 2024.
(3)Non-operational media purchases reflects costs incurred for one-time and non-operating supplier purchases that are not billable to the customer for the year ended December 31, 2024.
(4)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the years ended December 31, 2024, 2023 and 2022 is calculated using assumed blended tax rates of 25%, 21% and 45%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of shares of Class A common stock such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the year ended December 31, 2024, Class B common stock has been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted method. For the year ended December 31, 2023, Class B common stock, restricted stock units, and nonqualified stock options have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under both the if-converted and treasury stock method.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31, 2024
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net income	$12,452	$—	$12,452
Adjustments:
Add back: Stock-based compensation	—	21,034	21,034
Add back: Restructuring and other(1)	—	467	467
Add back: Transaction expense(2)	—	1,742	1,742
Add back: Non-operational media purchases(3)	—	1,271	1,271
Income tax benefit (expense) related to Viant Technology Inc.’s share of income (loss) after adjustments(4)	—	(2,305)	(2,305)
Non-GAAP net income	12,452	22,209	34,661
Less: Net income attributable to noncontrolling interests(5)	10,090	17,857	27,947
Net income attributable to Viant Technology Inc.—basic	2,362	4,352	6,714
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	712	1,013	1,725
Income tax benefit (expense) from the assumed exchange of RSUs and NQSOs for Class A common stock	(177)	(252)	(429)
Net income attributable to Viant Technology Inc.—diluted	$2,897	$5,113	$8,010
Denominator
Weighted-average shares of Class A common stock outstanding—basic	16,221		16,221
Effect of dilutive securities:
Restricted stock units	2,125		2,125
Nonqualified stock options	2,120		2,120
Weighted-average shares of Class A common stock outstanding—diluted	20,466		20,466

Earnings (loss) per share of Class A common stock—basic	$0.15		$0.41
Earnings (loss) per share of Class A common stock—diluted	$0.14		$0.39

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	—		—
Nonqualified stock options	—		—
Shares of Class B common stock	46,754		46,754
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	46,754		46,754
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the year ended December 31, 2024.
(2)Transaction expense consists of costs incurred related to our recent acquisition, as well as contemplated or completed securities offerings for the year ended December 31, 2024.
(3)Non-operational media purchases reflects costs incurred for one-time and non-operating supplier purchases that are not billable to the customer for the year ended December 31, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
(4)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the year ended December 31, 2024 is calculated using an assumed blended tax rate of 25%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.
(5)The adjustment to net income attributable to noncontrolling interests represents stock-based compensation, restructuring and other charges, transaction expense and non-operational media purchases attributed to the noncontrolling interests outstanding during the period.

	Year Ended December 31, 2023
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(9,943)	$—	$(9,943)
Adjustments:
Add back: Stock-based compensation	—	32,291	32,291
Add back: Restructuring and other(1)	—	465	465
Income tax benefit (expense) related to Viant Technology Inc.'s share of income (loss) after adjustments(2)	—	(1,070)	(1,070)
Non-GAAP net income (loss)	(9,943)	31,686	21,743
Less: Net income (loss) attributable to noncontrolling interests(3)	(6,500)	24,296	17,796
Net income (loss) attributable to Viant Technology Inc.—basic	(3,443)	7,390	3,947
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	—	—
Income tax benefit (expense) from the assumed exchange of RSUs and NQSOs for Class A common stock	—	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(3,443)	$7,390	$3,947
Denominator
Weighted-average shares of Class A common stock outstanding—basic	15,224		15,224
Effect of dilutive securities:
Restricted stock units	—		—
Nonqualified stock options	—		—
Weighted-average shares of Class A common stock outstanding—diluted	15,224		15,224

Earnings (loss) per share of Class A common stock—basic	$(0.23)		$0.26
Earnings (loss) per share of Class A common stock—diluted	$(0.23)		$0.26

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	3,647		3,647
Nonqualified stock options	5,736		5,736
Shares of Class B common stock	47,032		47,032
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	56,415		56,415
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the year ended December 31, 2023.
(2)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the year ended December 31, 2023 is calculated using an assumed blended tax rate of 21%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
(3)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation and restructuring and other charges attributed to the noncontrolling interests outstanding during the period.

	Year Ended December 31, 2022
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(48,089)	$—	$(48,089)
Adjustments:
Add back: Stock-based compensation	—	28,901	28,901
Add back: Restructuring and other(1)	—	1,406	1,406
Income tax benefit (expense) related to Viant Technology Inc.'s share of income (loss) after adjustments(2)	—	1,972	1,972
Non-GAAP net income (loss)	(48,089)	32,279	(15,810)
Less: Net income (loss) attributable to noncontrolling interests(3)	(36,176)	22,811	(13,365)
Net income (loss) attributable to Viant Technology Inc.—basic	(11,913)	9,468	(2,445)
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of RSUs for Class A common stock	—	—	—
Income tax benefit (expense) from the assumed exchange of RSUs for Class A common stock	—	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(11,913)	$9,468	$(2,445)
Denominator
Weighted-average shares of Class A common stock outstanding—basic	14,185		14,185
Effect of dilutive securities:
Restricted stock units	—		—
Nonqualified stock options	—		—
Weighted-average shares of Class A common stock outstanding—diluted	14,185		14,185

Earnings (loss) per share of Class A common stock—basic	$(0.84)		$(0.17)
Earnings (loss) per share of Class A common stock—diluted	$(0.84)		$(0.17)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	3,928		3,928
Nonqualified stock options	3,661		3,661
Shares of Class B common stock	47,082		47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	54,671		54,671
(1)Restructuring and other includes severance and other charges related to a reduction in force for the year ended December 31, 2022.
(2)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the year ended December 31, 2022 is calculated using an assumed blended tax rate of 45%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.
(3)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation and restructuring and other charges attributed to the noncontrolling interests outstanding during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $205.0 million and working capital, consisting of current assets less current liabilities, of $217.0 million, compared to cash and cash equivalents of $216.5 million and working capital of $231.6 million as of December 31, 2023.
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
Our primary uses of cash are capital expenditures to develop our technology in support of enhancing our platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; the payment of debt obligations used to finance our operations, capital expenditures, platform development and rapid growth; future minimum payments under our non-cancelable operating leases; repurchases under the stock repurchase program; and acquisitions. We intend to continue investing in critical areas of our business in 2025 to further accelerate demand for our product and growth across the platform.
We assess our liquidity in terms of our ability to generate cash sufficient to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We believe our existing cash and cash equivalents, cash flow from revenues derived from the programmatic purchase of advertising on our platform and the undrawn availability under our revolving credit facility will be sufficient to meet our cash requirements over the next 12 months from the date of this report. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations, the undrawn availability under our revolving credit facility and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate positive cash flows through programmatic advertising purchases on our platform, our ability to access the capital markets and other factors, including those discussed under the section titled “Risk Factors” in this Annual Report.
Commitments
As of December 31, 2024, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $5.7 million in 2025, $5.4 million in 2026, $5.4 million in 2027, $4.1 million in 2028, and $3.6 million in 2029 and non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $15.4 million in 2025, $15.0 million in 2026, $10.5 million in 2027, and $2.1 million in 2028.
We did not have any other off-balance sheet arrangements as of December 31, 2024 other than the minimum payments under the operating leases, hosting arrangements, and the indemnification agreements described above and in Note 13—Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report.
Tax Receivable Agreement
In connection with our initial public offering ("IPO"), we entered into a Tax Receivable Agreement (the "TRA") with Viant Technology LLC, continuing members of Viant Technology LLC (our “pre-IPO owners”) and the TRA Representative (as defined in the TRA), as described under Note 10—Income Taxes and Tax Receivable Agreement to our consolidated financial statements included elsewhere in this Annual Report. From time to time, our subsidiary, Viant Technology LLC, makes cash distributions on a pro rata basis to its members to the extent necessary to cover the members’ tax liabilities with respect to their share of earnings of Viant Technology LLC. These payments are reflected within “Payment of member tax distributions” on the consolidated statements of cash flows. As of December 31, 2024 we concluded that it was more likely than not that our deferred tax assets subject to the TRA would not be realized. Therefore, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of such deferred tax assets. As of December 31, 2024, the total unrecorded liability for our TRA is approximately $11.2 million. If utilization of the deferred tax asset subject to the TRA becomes more likely than not in the future, the Company will record a liability related to the TRA which will be recognized as an expense within its consolidated statements of operations.
Shelf Registration Statement
On March 22, 2024, we filed a “shelf” registration statement on Form S-3 (Reg. No. 333-278177) with the SEC, which was declared effective on April 23, 2024. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings for our own account in an aggregate amount up to $100 million and allows certain selling securityholders to offer and sell up to 10,000,000 shares of Class A common stock in one or more offerings. The Form S-3 is intended to provide us flexibility to conduct registered sales of our securities, subject to market

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
conditions and our future capital needs. The terms of any future offering under the shelf registration statement will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to the completion of any such offering. We would not receive any proceeds from any sale of our Class A common stock by the selling security holders.
Stock Repurchase Program
On April 23, 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of our Class A common stock or Class B units of Viant Technology LLC. For the year ended December 31, 2024, we repurchased 1.8 million shares of our Class A common stock, which includes unsettled repurchases as of December 31, 2024, for an aggregate amount of $21.7 million, including costs associated with the repurchases. As of December 31, 2024, $28.3 million remained available under the stock repurchase program for Class A common stock and Class B unit repurchases. For additional information related to share repurchases, refer to Note 9—Stockholders' Equity to our consolidated financial statements included elsewhere in this Annual Report.
Revolving Credit Facility
As of December 31, 2024, our Amended Loan Agreement provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of December 31, 2024, there was no outstanding balance and up to $74.1 million of undrawn availability under the revolving credit facility.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of December 31, 2024, the Company was in compliance with all applicable covenants under the Amended Loan Agreement. We do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months.
We are a holding company with no operations of our own and are dependent on distributions from Viant Technology LLC to pay our taxes and satisfy any current or future cash requirements. Our Amended Loan Agreement imposes, and any future credit facilities may impose, limitations on our ability and the ability of Viant Technology LLC to pay dividends to third parties.
For further discussion of our Amended Loan Agreement, refer to Note 8—Revolving Credit Facility to our consolidated financial statements included elsewhere in this Annual Report.
Cash Flows
Cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2024 and 2023, as reflected in the consolidated statements of cash flows included in Item 8 of this Annual Report, are summarized in the following table:

	Year Ended December 31,
	2024	2023
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$51,767	$37,752
Cash flows used in investing activities	(27,744)	(13,476)
Cash flows used in financing activities	(35,433)	(14,391)
Net increase (decrease) in cash and cash equivalents	$(11,410)	$9,885
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
Our cash flows provided by operating activities for the year ended December 31, 2024 was $51.8 million, a net increase of $14.0 million, or 37%, from cash flows provided by operating activities for the year ended December 31, 2023 of $37.8 million. Cash flows provided by operating activities during the year ended December 31, 2024 resulted primarily from:
•an increase of $12.5 million from net income;
•an increase of $43.0 million due to noncash add back adjustments to net income primarily comprised of $21.0 million for stock-based compensation, $16.5 million for depreciation and amortization, $4.0 million of noncash lease expense and $1.4 million for the provision for doubtful accounts;
•a decrease of $1.5 million from changes in working capital (excluding deferred revenue, other liabilities, and operating lease liabilities), including a net decrease of $34.1 million in accounts receivable, prepaid assets and other assets primarily related to higher sales and timing of customer collections due to seasonal fluctuations as well as an increase of $32.6 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments;
•a decrease in operating lease liabilities of $4.1 million; and
•an increase in other liabilities of $1.8 million.
During the year ended December 31, 2023, cash provided by operating activities of $37.8 million resulted primarily from a net loss of $9.9 million; an increase of $51.2 million primarily due to noncash add back adjustments to net loss of $32.3 million for stock-based compensation, $14.7 million for depreciation and amortization and $4.0 million of noncash lease expense; a decrease in net working capital (excluding deferred revenue, operating lease liabilities and other liabilities) of $0.6 million; an increase in deferred revenue of $0.2 million; a decrease in operating lease liabilities of $3.8 million; and an increase in other liabilities of $0.7 million.
Cash Flows Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our technology in support of enhancing our platform, purchases of property and equipment in support of our growth, and acquisitions. We capitalize certain costs associated with creating and enhancing internally developed software related to our technology infrastructure that are recorded within property, equipment, and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to platform development projects. Purchases of property and equipment and capitalized software development costs may vary from period-to-period due to the timing of the expansion of our operations, the addition or reduction of headcount and the timing of our platform development cycles. As a result of capitalization of stock-based compensation in future periods and the growth of our business, we expect our capital expenditures and our investment activity to continue to increase.
Our cash flows used in investing activities for the year ended December 31, 2024 was $27.7 million, a net increase of $14.3 million, or 106%, from cash flows used in investing activities for the year ended December 31, 2023 of $13.5 million. Cash flows used in investing activities for the year ended December 31, 2024 resulted primarily from:
•$15.2 million of investments in capitalized software to develop our technology in support of enhancing our platform;
•$10.0 million of cash paid related to the acquisition of IRIS.TV; and
•$2.5 million of purchases of property and equipment.
During the year ended December 31, 2023, cash used in investing activities of $13.5 million resulted from $12.3 million of investments in capitalized software development costs and $1.2 million of purchases of property and equipment.
Cash Flows Used in Financing Activities
Our financing activities have consisted primarily of repayments of our debt, issuances of our equity and payments of member distributions in accordance with their assumed tax liabilities, repurchases of stock in connection with the taxes paid related to the vesting of equity awards and repurchases of stock related to the stock repurchase program. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and growth.
Our cash flows used in financing activities for the year ended December 31, 2024 was $35.4 million, a net increase of $21.0 million, or 146%, from cash flows used in financing activities for the year ended December 31, 2023 of $14.4 million. Cash flows used in financing activities for the year ended December 31, 2024 resulted primarily from:
•$21.6 million for the repurchase of stock related to the stock repurchase program;
•$10.7 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards;
•$6.0 million for payments related to member tax distributions; and partially offset by
•$3.1 million of proceeds related to the exercise of stock options.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
During the year ended December 31, 2023, cash used in financing activities of $14.4 million resulted from $10.2 million for payments related to member tax distributions and $4.2 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards.
Fiscal 2023 Changes in Cash Flows
For the comparison of fiscal 2023 to fiscal 2022, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources" included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, filed with the SEC on March 4, 2024 under the subheading "Liquidity and Capital Resources".
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
Revenue Recognition
We generate our revenue by providing marketers and advertising agencies with the ability to plan, buy and measure their digital advertising campaigns using our DSP. Our platform enables marketers and their advertising agencies to reach their target audience across CTV, streaming audio, digital out-of-home, mobile and desktop.
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
In instances discussed above related to the percentage of spend pricing option, we typically act as an agent because we arrange for the transfer of such costs from the supplier to the customer through the use of our platform and do not control such features prior to transfer to the customer. We do not have primary responsibility for meeting customer specifications and do not have discretion in establishing the price of TAC related to this pricing option. As we act as the agent in these arrangements, we report revenue on a net basis. In certain percentage of spend arrangements, we act as a principal because we control the advertising inventory before it is transferred to the customer, and we bear sole responsibility for fulfillment of the advertising promise and inventory risks. As we act as the principal in these arrangements, we report revenue and the related costs incurred on a gross basis.
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
Stock-Based Compensation
Stock-based compensation relates to equity awards granted under the Company’s 2021 Long-Term Incentive Plan (the “LTIP”), which is measured and recognized in the consolidated financial statements based on the fair value of the equity awards granted. Since inception of the LTIP, the Company has only granted restricted stock units (“RSUs”) and nonqualified stock options ("NQSOs"). The fair value of RSUs is calculated using the closing market price of the Company’s Class A common stock on the date of grant. The fair value of nonqualified stock options is estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model is impacted by the fair value of the Company’s Class A common stock, as well as changes in certain assumptions, including but

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
not limited to, the expected Class A common stock price volatility over the term of the nonqualified stock options, the expected term of the nonqualified stock options, the risk-free interest rate, and the expected dividend yield. The Company records compensation for all equity awards under the LTIP under the straight-line attribution method over the requisite service period. The Company has elected the accounting policy for stock-based compensation to account for forfeitures as they occur.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our operations are primarily within the United States, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, foreign currency fluctuations and inflation.
Interest Rate Risk
We may be exposed to market risk from changes in interest rates on our Amended Loan Agreement, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. As of December 31, 2024, we had no outstanding balances on our revolving credit facility and had no market risk from changes in interest rates as of such date.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Viant Technology Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Viant Technology Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
March 3, 2025
We have served as the Company's auditor since 2020.

VIANT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$289,235	$222,934	$197,168
Operating expenses:
Platform operations	157,164	120,479	116,725
Sales and marketing	53,750	50,650	63,957
Technology and development	23,740	24,756	21,294
General and administrative	51,103	45,345	44,452
Total operating expenses	285,757	241,230	246,428
Income (loss) from operations	3,478	(18,296)	(49,260)
Other expense (income), net:
Interest expense (income), net	(9,235)	(8,594)	(1,481)
Other expense	12	90	310
Total other expense (income), net	(9,223)	(8,504)	(1,171)
Income (loss) before income taxes	12,701	(9,792)	(48,089)
Provision for (benefit from) income taxes	249	151	—
Net income (loss)	12,452	(9,943)	(48,089)
Less: Net income (loss) attributable to noncontrolling interests	10,090	(6,500)	(36,176)
Net income (loss) attributable to Viant Technology Inc.	$2,362	$(3,443)	$(11,913)
Earnings (loss) per Class A common stock:
Basic	$0.15	$(0.23)	$(0.84)
Diluted	$0.14	$(0.23)	$(0.84)
Weighted average shares of Class A common stock outstanding:
Basic	16,221	15,224	14,185
Diluted	20,466	15,224	14,185
The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$205,048	$216,458
Accounts receivable, net of allowances	146,951	117,473
Prepaid expenses and other current assets	10,490	6,486
Total current assets	362,489	340,417
Property, equipment, and software, net	31,482	28,261
Operating lease assets	23,663	22,995
Intangible assets, net	3,048	201
Goodwill	19,190	12,422
Other assets	932	615
Total assets	$440,804	$404,911
Liabilities and stockholders' equity
Liabilities
Current liabilities:
Accounts payable	$71,320	$47,342
Accrued liabilities	47,352	39,263
Accrued compensation	11,513	10,925
Deferred revenue	581	316
Current portion of operating lease liabilities	4,730	3,762
Other current liabilities	9,955	7,242
Total current liabilities	145,451	108,850
Long-term debt	—	—
Long-term portion of operating lease liabilities	21,278	21,672
Total liabilities	166,729	130,522
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value	—	—
Authorized shares — 10,000,000
Issued and outstanding — none
Class A common stock, $0.001 par value	18	16
Authorized shares — 450,000,000
Issued — 17,933,825 and 15,937,816
Outstanding — 16,368,452 and 15,783,941
Class B common stock, $0.001 par value	47	47
Authorized shares — 150,000,000
Issued and outstanding — 46,753,841 and 47,032,260
Additional paid-in capital	125,386	112,830
Accumulated deficit	(50,566)	(43,509)
Treasury stock, at cost; 1,565,373 and 153,875 shares held	(21,046)	(1,127)
Total stockholders' equity attributable to Viant Technology Inc.	53,839	68,257
Noncontrolling interests	220,236	206,132
Total equity	274,075	274,389
Total liabilities and stockholders’ equity	$440,804	$404,911
The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2021	13,921	$14	47,107	$47	$82,888	$(20,139)	(216)	$(2,648)	$222,412	$282,574
Issuance of Class A common stock related to vesting of restricted stock units	838	1	—	—	(1)	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	25	—	(25)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(424)	(2,036)	—	(2,036)
Reissuance of treasury stock	—	—	—	—	—	(4,209)	500	4,209	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(20,284)	—	—	—	20,284	—
Accrued member tax distributions	—	—	—	—	(11)	—	—	—	—	(11)
Stock-based compensation	—	—	—	—	33,330	—	—	—	—	33,330
Net loss	—	—	—	—	—	(11,913)	—	—	(36,176)	(48,089)
Balance as of December 31, 2022	14,784	$15	47,082	$47	$95,922	$(36,261)	(140)	$(475)	$206,520	$265,768
Cumulative impact of ASU 2016-13 adoption (CECL)	—	—	—	—	—	(209)	—	—	—	(209)
Balance as of January 1, 2023	14,784	$15	47,082	$47	$95,922	$(36,470)	(140)	$(475)	$206,520	$265,559
Issuance of Class A common stock related to vesting of restricted stock units	1,102	1	—	—	(1)	—	—	—	—	—
Exercise of stock options	2	—	—	—	12	—	—	—	—	12
Exchange of Class B common stock for Class A common stock	50	—	(50)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(823)	(4,248)	—	(4,248)
Reissuance of treasury stock	—	—	—	—	—	(3,596)	809	3,596	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(6,112)	—	—	—	6,112	—
Accrued member tax distributions	—	—	—	—	(14,697)	—	—	—	—	(14,697)
Stock-based compensation	—	—	—	—	37,706	—	—	—	—	37,706
Net loss	—	—	—	—	—	(3,443)	—	—	(6,500)	(9,943)
Balance as of December 31, 2023	15,938	$16	47,032	$47	$112,830	$(43,509)	(154)	$(1,127)	$206,132	$274,389
Issuance of Class A common stock related to vesting of restricted stock units	1,397	2	—	—	(2)	—	—	—	—	—
Exercise of stock options	321	—	—	—	40	—	—	—	—	40
Exchange of Class B common stock for Class A common stock	278	—	(278)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(956)	(10,658)	—	(10,658)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(1,766)	(21,715)	—	(21,715)
Reissuance of treasury stock	—	—	—	—	—	(9,419)	1,311	12,454	—	3,035
Allocation of equity to noncontrolling interests	—	—	—	—	(4,014)	—	—	—	4,014	—
Accrued member tax distributions	—	—	—	—	(6,827)	—	—	—	—	(6,827)
Stock-based compensation	—	—	—	—	23,359	—	—	—	—	23,359
Net income	—	—	—	—	—	2,362	—	—	10,090	12,452
Balance as of December 31, 2024	17,934	$18	46,754	$47	$125,386	$(50,566)	(1,565)	$(21,046)	$220,236	$274,075
The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$12,452	$(9,943)	$(48,089)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,461	14,731	13,131
Stock-based compensation	21,034	32,291	28,901
Provision for doubtful accounts	1,420	100	1,260
Loss on disposal of assets	25	115	588
Noncash lease expense	4,019	3,952	2,861
Changes in operating assets and liabilities:
Accounts receivable	(30,233)	(16,123)	7,821
Prepaid expenses and other assets	(3,904)	(87)	(3,642)
Accounts payable	23,792	10,038	4,215
Accrued liabilities	7,875	4,192	860
Accrued compensation	939	1,369	(3,118)
Deferred revenue	161	193	(6,428)
Operating lease liabilities	(4,114)	(3,780)	(1,561)
Other liabilities	1,840	704	(329)
Net cash provided by (used in) operating activities	51,767	37,752	(3,530)
Cash flows from investing activities:
Purchases of property and equipment	(2,498)	(1,195)	(758)
Capitalized software development costs	(15,246)	(12,281)	(8,068)
Cash paid for acquisitions	(10,000)	—	—
Net cash used in investing activities	(27,744)	(13,476)	(8,826)
Cash flows from financing activities:
Repurchase of stock related to tax withholdings on vested equity awards	(10,658)	(4,248)	(2,036)
Repurchase of stock related to the stock repurchase program	(21,570)	—	—
Payment of member tax distributions	(5,953)	(10,155)	(15)
Proceeds from the exercise of stock options	3,074	12	—
Payment of offering costs	(326)	—	—
Repayment of revolving credit facility	—	—	(17,500)
Net cash used in financing activities	(35,433)	(14,391)	(19,551)
Net increase (decrease) in cash and cash equivalents	(11,410)	9,885	(31,907)
Cash and cash equivalents at beginning of period	216,458	206,573	238,480
Cash and cash equivalents at end of period	$205,048	$216,458	$206,573
Supplemental disclosure of cash flow information:
Cash paid for interest	$282	$215	$238
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation included in capitalized software development costs	2,325	5,415	4,429
Operating lease assets obtained in exchange for operating lease liabilities	4,687	505	8,307
Capitalized assets financed by accounts payable and accrued liabilities	599	1,144	503
Accrued member tax distributions	5,416	4,542	—
The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)

1. Nature of Operations
Viant Technology Inc. (the “Company,” “we,” “us,” “our” or “Viant”) was incorporated in the State of Delaware on October 9, 2020. The Company operates a cloud-based demand side platform ("DSP") that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across most channels, including connected TV ("CTV"), streaming audio, digital out-of-home, mobile and desktop.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the operations of the Company, Viant Technology LLC and its wholly owned subsidiaries. Viant Technology LLC is considered a variable interest entity (“VIE”). The Company is the primary beneficiary and sole managing member of Viant Technology LLC and has decision-making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Viant Technology LLC. All intercompany balances and transactions have been eliminated in consolidation.
Management believes that the accompanying consolidated financial statements reflect the adjustments necessary for the fair statement of its consolidated balance sheets as of December 31, 2024 and 2023, statements of operations for the years ended December 31, 2024, 2023 and 2022 ("fiscal 2024", "fiscal 2023", and "fiscal 2022"), statements of stockholders' equity as of December 31, 2024, 2023 and 2022, and statements of cash flows for the years ended December 31, 2024, 2023 and 2022.
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
The impact of widespread macroeconomic and geopolitical uncertainties, including the impact of bank failures, high interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, pandemics, political election cycles, changes in law and interpretations of laws, international conflicts and acts of terrorism on our business continues to evolve. Many of our estimates and assumptions consider these macroeconomic and geopolitical factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available on the potential impact on our business of global economic and business events, our estimates may change materially in future periods as a result.
Comprehensive Income (Loss)
For the periods presented, net income (loss) is equal to comprehensive income (loss).
Segment Information
The Company has a single reportable operating segment which operates an enterprise technology platform that enables marketers and their advertising agencies to automate and centralize the planning, buying and measurement of their video, audio and display ads across all channels, including CTV, streaming audio, digital out-of-home, mobile and desktop in the United States. The Company derives its revenues from the utilization of the platform by marketers and their advertising agencies. In reaching this conclusion of a single reportable operating segment, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance.
The Company’s CODM is comprised of the chief executive officer and chief operating officer. The CODM uses multiple measures within the consolidated statements of operations, balance sheets, and cash flows and thus utilizes the entirety of those consolidated statements to make key resource decisions and assess performance at the consolidated level. The CODM does not review segment assets at a different asset level and category. The consolidated net income (loss) is the measure of segment net income (loss)

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
that is most consistent with U.S. GAAP. In addition to the consolidated operating expenses as noted on the consolidated statements of operations, the CODM is regularly provided with traffic acquisition costs which are included within platform operations as presented below:

	Year Ended December 31,
	2024	2023	2022
Traffic acquisition costs	$111,845	$79,552	$72,440
Other platform operations	45,319	40,927	44,285
Total platform operations	$157,164	$120,479	$116,725
Revenue Recognition
The Company generates its revenue by providing marketers and advertising agencies with the ability to plan, buy and measure their digital advertising campaigns using its DSP. Our platform enables marketers to reach their target audience across CTV, streaming audio, digital out-of-home, mobile and desktop.
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
In instances discussed above related to the percentage of spend pricing option, we typically act as an agent because we arrange for the transfer of such costs from the supplier to the customer through the use of our platform and do not control such features prior to transfer to the customer. We do not have primary responsibility for meeting customer specifications and do not have discretion in establishing the price of TAC related to this pricing option. As we act as the agent in these arrangements, we report revenue on a net basis. In certain percentage of spend arrangements, we act as a principal because we control the advertising inventory before it is transferred to the customer, and we bear sole responsibility for fulfillment of the advertising promise and inventory risks. As we act as the principal in these arrangements, we report revenue and the related costs incurred on a gross basis.

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
The Company incurred advertising costs of $6.2 million, $3.4 million, and $9.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the promotion of the Company, its brands, products and services to potential customers. Advertising costs are expensed as incurred and recorded in sales and marketing expense within the consolidated statements of operations.
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
Stock-Based Compensation
Stock-based compensation relates to equity awards granted under the Company’s 2021 Long-Term Incentive Plan (the "LTIP"), which is measured and recognized in the consolidated financial statements based on the fair value of the equity awards granted. Since inception of the LTIP, the Company has only granted restricted stock units (“RSUs”) and nonqualified stock options ("NQSOs"). The fair value of RSUs is calculated using the closing market price of the Company’s Class A common stock on the date of grant. The fair value of nonqualified stock options is estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model is impacted by the fair value of the Company’s Class A common stock, as well as changes in certain assumptions, including but

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
not limited to, the expected Class A common stock price volatility over the term of the nonqualified stock options, the expected term of the nonqualified stock options, the risk-free interest rate, and the expected dividend yield. The Company records compensation for all equity awards under the LTIP under the straight-line attribution method over the requisite service period. The Company has elected the accounting policy for stock-based compensation to account for forfeitures as they occur.
RSUs generally vest over a period of two-to-four years, contingent upon employment on the vesting date. RSUs awarded to board members upon their appointment annually vest over a three-year period. RSUs awarded to board members annually vest in full on the earlier of (i) the date of the following year’s annual meeting or (ii) the first anniversary of the date of grant. Nonqualified stock options generally vest over a period of two-to-four years and have a contractual term of ten years.
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the earnings (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding during the period. The Company’s RSUs, nonqualified stock options and shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of RSUs, nonqualified stock options and Class B common stock under the two-class method has not been presented.
Diluted earnings (loss) per share adjusts the basic earnings (loss) per share calculation for the potential dilutive impact of common shares such as equity awards using the treasury-stock method. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs, and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the year ended December 31, 2024, Class B common stock has been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted method. For the years ended December 31, 2023 and 2022, Class B common stock, RSUs and nonqualified stock options have been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under both the if-converted and treasury stock method.
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of December 31, 2024, cash equivalents included money market funds of $182.6 million.
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
The following table presents changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2024	2023
Beginning balance	$1,197	$1,015
Cumulative impact of accounting adoption	—	209
Provision for doubtful accounts	998	111
Write-offs, net of recoveries	(130)	(138)
Ending balance	$2,065	$1,197

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated balance sheets. The fair value of debt is estimated using primarily level 2 inputs including quoted market prices or discounted cash flow analyses, based on estimated incremental borrowing rates for similar types of borrowing arrangements. As of December 31, 2024, there was no outstanding balance under the Amended Loan Agreement (as defined below).
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
As of December 31, 2024, one individual customer accounted for 13.9% of consolidated accounts receivable. As of December 31, 2023, one individual customer accounted for 17.9% of consolidated accounts receivable.
As of December 31, 2024, three individual suppliers accounted for 14.0%, 12.6% and 12.6%, respectively, of consolidated accounts payable and accrued liabilities. As of December 31, 2023, three suppliers accounted for 16.1%, 14.4% and 11.6%, respectively, of consolidated accounts payable and accrued liabilities.
The following table provides the Company’s concentrations of credit risk with respect to advertising agency holding companies and individual customers as a percentage of the Company’s total revenues for the periods presented.

	Year Ended December 31,
	2024	2023	2022
Advertising Agency Holding Company
A	<10.0%	10.0%	13.5%
Individual Customer
B	<10.0%	14.1%	<10.0%
Related Party Relationships
Capital V LLC (formerly Four Brothers 2 LLC), the holder of Class B common stock as of December 31, 2024, is controlled by the Company’s co-founders, Tim Vanderhook and Chris Vanderhook, and therefore is considered a related party. Refer to Note 14—Related Parties for additional information.
Income Taxes
The Company is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC in the consolidated financial statements. Viant Technology LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with our initial public offering. As an entity classified as a partnership for tax purposes, Viant Technology LLC generally is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Viant Technology LLC is passed through to and included in the taxable income or loss of its members, including us. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Viant Technology LLC, based on the Company's 25.9% interest in Viant Technology LLC.
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
JOBS Act Election as an Emerging Growth Company
On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
company,” the Company may, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.235 billion in annual gross revenues, has issued less than $1 billion of non-convertible debt over a three-year period and is not deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission ("SEC"). The Company will remain an emerging growth company until December 31, 2026, or sooner if it no longer qualifies. The Company may take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period.
The Company has elected to take advantage of the benefits of this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company is no longer an “emerging growth company” or the date that the Company affirmatively and irrevocably opts out of the exemption provided by Securities Act Section 7(a)(2)(B).
Recently Issued Accounting Pronouncements
Disclosure Improvements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 includes a number of amendments to clarify or improve disclosure and presentation requirements of a variety of topics in order to allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and to align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. This ASU is not expected to have a material impact on the Company's consolidated financial statements.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these amendments.
Recently Adopted Accounting Pronouncements
Financial Instruments—Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the incurred loss methodology, which results in more timely recognition of losses on financial instruments. We adopted this standard at the beginning of the fiscal 2023. As a result, we revised the impairment model to utilize an expected loss methodology in place of an incurred loss methodology related to our allowance for credit losses. We evaluate our allowance for credit losses based on historical bad debt experience, our assessment of the financial condition of companies with which we do business, current macroeconomic conditions and reasonable and supportable forecasts of future macroeconomic conditions. The adoption did not have a material impact on the Company's consolidated financial statements.
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
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options
In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modifications or exchanges. The ASU requires issuers to account for the modifications or exchanges based on the economic substance of the modification or exchange and whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. We adopted this standard prospectively on January 1, 2022. The adoption of this ASU did not have an impact on the consolidated financial statements.
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires companies with a single reportable segment to provide all existing segment disclosures in Topic 280, as well as new incremental segment information required by this standard on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this standard for our fiscal 2024 annual consolidated financial statements and have applied this standard retrospectively for all periods presented.
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
The disaggregation of revenue was as follows:

	Year Ended December 31,
	2024	2023	2022
Over-time revenue	$5,698	$3,364	$800
Point-in-time revenue	283,537	219,570	196,368
Total revenue	$289,235	$222,934	$197,168
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $0.8 million and $0.2 million as of December 31, 2024 and 2023, respectively. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts. As of December 31, 2024 and 2023, total deferred revenue was $0.6 million and $0.3 million, respectively. Remaining deferred revenue that is anticipated to be recognized during the succeeding 12-month period is recorded in the current portion of deferred revenue within the consolidated balance sheets.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of December 31,
	2024	2023
Capitalized software development costs	$101,877	$90,803
Computer equipment	1,778	1,449
Purchased software	12	32
Furniture, fixtures and office equipment	1,090	977
Leasehold improvements	4,621	2,823
Total property, equipment, and software	109,378	96,084
Less: Accumulated depreciation	(77,896)	(67,823)
Total property, equipment, and software, net	$31,482	$28,261
Depreciation recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2024	2023	2022
Platform operations	$13,782	$12,129	$9,786
Sales and marketing	—	—	—
Technology and development	1,759	1,559	1,646
General and administrative	737	577	580
Total	$16,278	$14,265	$12,012
5. Leases
Lessee Arrangements
The Company has operating leases for its office space, which have remaining lease terms of up to six years. The Company does not have finance leases.
Some of these leases include renewal options to extend the leases for up to five years and/or termination options to terminate the leases within one year. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease.
As of December 31, 2024, the Company's operating leases had a weighted-average remaining lease term of approximately six years and a weighted-average incremental borrowing rate of 4.1%. As of December 31, 2023, the Company's operating leases had a weighted-average remaining lease term of approximately seven years and a weighted-average incremental borrowing rate of 3.6%.
Cash paid for amounts included in operating lease liabilities was $4.6 million and $4.7 million for the years ended December 31, 2024 and 2023, respectively.
The components of lease cost were as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost	$4,590	$4,896
Short-term lease cost	975	969
Variable lease cost	—	9
Total lease cost	$5,565	$5,874
As of December 31, 2024, the Company had a remaining contractual obligation of $1.8 million related to a short-term lease to be paid over the following three years. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in the disclosure of short-term lease cost. This lease

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
and other of our short-term leases are not recorded on the Company's consolidated balance sheet due to our accounting policy election for short-term leases.
Future minimum lease payments were as follows:

As of December 31,
Year	2024
2025	5,681
2026	5,399
2027	5,449
2028	4,117
2029	3,563
Thereafter	4,619
Total undiscounted future lease payments	28,828
Less: Imputed interest	(2,820)
Present value of operating lease liabilities	26,008
Less: Operating lease liabilities, current	(4,730)
Operating lease liabilities, noncurrent	$21,278
6. Goodwill and Intangible Assets, Net
The Company’s goodwill balance as of December 31, 2024 and 2023 is $19.2 million and $12.4 million, respectively. The balance as of December 31, 2024 is comprised of the Company’s November 2024 acquisition of IRIS.TV as well as the February 2017 acquisition of Adelphic. The goodwill balance was determined based on the excess of the purchase price over the fair value of the identifiable net assets acquired and represents its future revenue and earnings potential related to synergies and certain other assets acquired that do not meet the recognition criteria, such as assembled workforce.
Goodwill is tested for impairment at least annually as of the first day of the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies for additional information. In December 2024, the Company performed a qualitative impairment assessment of its goodwill in accordance with the policy. The results of this test indicated that the Company’s goodwill was not impaired. No goodwill impairment was recorded for the years ended December 31, 2024, 2023 or 2022. As of December 31, 2024, there is no accumulated goodwill impairment loss.
On November 6, 2024, the Company completed the acquisition of IRIS.TV, which was accounted for as a business combination. The total purchase price for this acquisition was $10.0 million. The purchase price consisted of $3.2 million of net assets acquired based on their estimated fair value on the acquisition date. The excess $6.8 million of the purchase price over the fair value of net assets acquired was recorded to goodwill. The goodwill from the acquisition is attributable to expected synergies and other benefits and is expected to be deductible for tax purposes.
Intangible assets primarily consist of acquired developed technology, customer relationships, and tradenames and trademarks resulting from business combinations. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. No impairment was recorded for intangible assets or other long-lived assets during the years ended December 31, 2024, 2023 or 2022.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
The balance of intangible assets and accumulated amortization are as follows:

	As of December 31, 2024
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$7,437	$(4,987)	$2,450
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	4.3	1,920	(1,322)	598
Total		$11,657	$(8,609)	$3,048

	As of December 31, 2023
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	0.0	$4,927	$(4,927)	$—
Customer relationships	0.1	2,300	(2,272)	28
Trademarks/tradenames	2.2	1,400	(1,227)	173
Total		$8,627	$(8,426)	$201
Amortization of intangible assets recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2024	2023	2022
Platform operations	$60	$58	$700
Sales and marketing	—	—	—
Technology and development	—	—	—
General and administrative	123	408	419
Total	$183	$466	$1,119
Estimated future amortization of intangible assets is as follows:

As of December 31,
Year	2024
2025	$607
2026	537
2027	524
2028	524
2029	506
Thereafter	350
Total	$3,048

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of December 31,
	2024	2023
Accrued traffic acquisition costs	$39,985	$34,085
Other accrued liabilities	7,367	5,178
Total accrued liabilities	$47,352	$39,263

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
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon the selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate (as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The applicable margin is between 1.00% to 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of December 31, 2024 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum; additionally, the Company pays customary letter of credit fees as applicable.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company's ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that the Company maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of December 31, 2024, the Company was in compliance with all applicable covenants under the Amended Loan Agreement.
The Company did not have an outstanding balance under the revolving credit facility as of December 31, 2024 and 2023.
9. Stockholders' Equity
The aggregate maximum number of shares of the Company’s Class A common stock that may be issued pursuant to stock awards under the LTIP (the "Share Reserve") was 11,787,112 shares of Class A common stock as of the time of the adoption. The Share Reserve automatically increases on January 1 of each year, commencing on January 1, 2022 and ending with a final increase on January 1, 2031 in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year; provided, however, that the Company’s board of directors may provide that there will not be a January 1 increase in the Share Reserve in a given year or that the increase will be less than 5% of the shares of capital stock outstanding on the preceding December 31.
The Company is authorized to grant RSUs, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and performance stock awards under the LTIP. As of December 31, 2024, the Company had currently only granted RSUs and nonqualified stock options. Under the LTIP, 5.5 million shares of Class A common stock remained available for grant as of December 31, 2024.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
Stock-based compensation recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2024	2023	2022
Platform operations	$2,114	$4,104	$4,761
Sales and marketing	4,238	9,729	9,010
Technology and development	2,717	5,752	5,323
General and administrative	11,965	12,706	9,807
Total	$21,034	$32,291	$28,901
RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted- Average Grant-Date Fair Value
RSUs outstanding as of December 31, 2023	3,647	$6.03
Granted	3,237	11.42
Vested	(2,132)	7.49
Canceled/forfeited	(293)	8.57
RSUs outstanding as of December 31, 2024	4,459	$9.08
The total fair value of RSUs, as of their respective vesting dates, during the year ended December 31, 2024 was $23.8 million. As of December 31, 2024, the Company had unrecognized stock-based compensation relating to RSUs of approximately $34.4 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Nonqualified Stock Options
The following summarizes nonqualified stock option activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of December 31, 2023	5,736	$5.41	8.6	$8,807
Granted	516	9.92
Exercised	(990)	4.93
Canceled	(127)	5.74
Expired	(7)	12.67
Outstanding as of December 31, 2024	5,128	$5.94	7.6	$66,959

Vested and exercisable	3,344	$5.63	7.5	$44,674

(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2024 and December 31, 2023.
The weighted-average grant date fair value of the nonqualified stock options granted during the years ended December 31, 2024, 2023 and 2022 was $6.67, $3.20 and $3.50, respectively. The total intrinsic value of options exercised during the year ended December 31, 2024 was $10.8 million and were de minimis for the years ended December 31, 2023 and 2022.
The Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $6.9 million, which is expected to be recognized over a weighted-average period of 1.4 years as of December 31, 2024.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
The assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options were as follows:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.1%	3.8% - 4.3%	1.4% - 2.8%
Expected volatility	74.4%	75.8% - 81.5%	61.5% - 62.7%
Expected term (in years)	5.8	6.0 - 6.1	5.9 - 6.0
Expected dividend yield	0.0%	0.0%	0.0%
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
Stock Repurchase Program
On April 23, 2024, the Company's board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of the Company's Class A common stock or Class B units of Viant Technology LLC. As of December 31, 2024, $28.3 million remained available under the stock repurchase program.
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
Shares of Class A common stock and Class B units repurchased by the Company under the stock repurchase program were as follows (in thousands):

	Year Ended December 31, 2024
	Shares(1)	Amount(2)
Class A common stock repurchases	1,766	$21,715
Class B unit repurchases	—	—
Total repurchases	1,766	$21,715

(1)Shares repurchased include unsettled repurchases as of December 31, 2024.
(2)Amount includes costs associated with the repurchase such as commissions.
Issuance of Shares
Upon vesting of shares under the LTIP, the Company will issue treasury stock. If treasury stock is not available, newly issued stock will be issued.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
10. Income Taxes
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income before provision of income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes and the valuation allowance against the deferred tax asset in the current and prior-year periods. For the year ended December 31, 2024, the Company recognized income tax expense of $0.2 million due to current federal and state taxes payable, resulting in an effective tax rate of 2.0%. For the year ended December 31, 2023, the Company recognized income tax expense of $0.2 million due to federal and state taxes payable, resulting in an effective tax rate of (1.5)%. For the year ended December 31, 2022, the Company did not recognize an income tax expense or benefit, which resulted in an effective tax rate of 0.0%.
The Company is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC in the consolidated financial statements. Viant Technology LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Viant Technology LLC generally is not subject to U.S. federal and certain state and local income taxes. Subsequent to the IPO, any taxable income or loss generated by Viant Technology LLC is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Viant Technology LLC, based on the Company's 25.9% economic interest in Viant Technology LLC.
The provision for income taxes attributable to the Company was as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal income tax	$3	$47	$—
State and local income tax	246	104	—
Foreign income tax	—	—	—
Total current provision	249	151	—
Deferred:
U.S. federal income tax	—	—	—
State and local income tax	—	—	—
Foreign income tax	—	—	—
Total deferred provision	—	—	—
Income tax (benefit) provision	$249	$151	$—
A reconciliation of the statutory tax rate to the effective tax rate for the years presented are as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax benefit (expense) at federal statutory rate	21.0%	21.0%	21.0%
Income passed through to noncontrolling interests	(17.5)%	(13.7)%	(15.8)%
State and local taxes, net of federal benefit	1.6%	1.2%	0.8%
Permanent items	1.5%	(1.7)%	(0.3)%
Stock-based compensation	(9.1)%	(14.6)%	(2.9)%
Credits	(4.2)%	3.3%	0.8%
Uncertain tax position	0.6%	(1.4)%	—%
Executive compensation	3.0%	—%	—%
Other, net	(0.8)%	(2.2)%	0.9%
Valuation allowance	5.9%	6.6%	(4.5)%
Total effective rate	2.0%	(1.5)%	0.0%

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$1,355	$1,513
Tax credits	1,098	642
Investment in Partnership	10,145	8,524
Other, net	(69)	238
Subtotal	12,529	10,917
Valuation allowance	(12,529)	(10,917)
Total deferred tax assets	—	—

Deferred tax liabilities:
Other, net	—	—
Total deferred tax liabilities	—	—
Net deferred tax (liabilities) assets	$—	$—
In assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. As of December 31, 2024 and 2023, the Company has recorded a valuation allowance against its deferred tax assets of $12.5 million and $10.9 million, respectively, as management determined it is not more likely than not that the deferred tax assets will be realized.
As of December 31, 2024 and 2023, the Company has federal net operating loss carryforwards of approximately $5.4 million and $6.1 million, respectively. As of December 31, 2024 and 2023, the Company has state net operating loss carryforwards of approximately $3.6 million and $3.8 million, respectively. The federal net operating losses carry forward indefinitely and state net operating losses begin to expire in 2032. As of December 31, 2024, the Company has federal and state research and development tax credits of approximately $0.8 million and $0.7 million, respectively. The federal credits will begin to expire in 2044 and the state credits carry forward until exhausted.
A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits is as follows:

	As of December 31,
	2024	2023
Beginning balance of unrecognized tax benefits	$158	$—
Gross increase based on tax positions related to current year	84	55
Gross increase based on tax positions related to prior years	10	103
Ending balance of unrecognized tax benefits	$252	$158
The unrecognized tax benefits, if recognized, would not have an impact on the Company's effective tax rate assuming the Company continues to maintain a full valuation allowance position. As of December 31, 2024, no significant increases or decreases to the Company's uncertain tax positions are expected within the next twelve months.
The Company's U.S. federal and state returns are open to examination for all periods ending December 31, 2021 and thereafter. However, to the extent allowed by law the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss or credit carry forward amount.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
11. Earnings (Loss) Per Share
For the years ended December 31, 2024, 2023 and 2022, basic net earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings (loss) per share has been calculated in a manner consistent with that of basic net earnings (loss) per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.
The following table presents the calculation of basic and diluted net earnings (loss) per share for the periods presented. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies for additional information related to basic and diluted earnings (loss) per share.

	Year Ended December 31,
	2024	2023	2022
Numerator
Net income (loss)	$12,452	$(9,943)	$(48,089)
Less: Net income (loss) attributable to noncontrolling interests	10,090	(6,500)	(36,176)
Net income (loss) attributable to Viant Technology Inc.—basic	$2,362	$(3,443)	$(11,913)
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of dilutive securities for Class A common stock	712	—	—
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	(177)	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$2,897	$(3,443)	$(11,913)
Denominator
Weighted-average shares of Class A common stock outstanding—basic	16,221	15,224	14,185
Effect of dilutive securities:
Restricted stock units	2,125	—	—
Nonqualified stock options	2,120	—	—
Weighted-average shares of Class A common stock outstanding—diluted	20,466	15,224	14,185

Earnings (loss) per share of Class A common stock—basic	$0.15	$(0.23)	$(0.84)
Earnings (loss) per share of Class A common stock—diluted	$0.14	$(0.23)	$(0.84)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	—	3,647	3,928
Nonqualified stock options	—	5,736	3,661
Shares of Class B common stock	46,754	47,032	47,082
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	46,754	56,415	54,671
12. Noncontrolling Interests
Viant Technology Inc. is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC. We report noncontrolling interests representing the economic interests in Viant Technology LLC held by the other members of Viant Technology LLC. The limited liability company agreement of Viant Technology LLC, as amended and restated, classifies the interests acquired by the Company as Class A units, reclassified the interests held by the continuing members of Viant Technology LLC as Class B units and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in Viant Technology LLC while retaining control of Viant Technology LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Class B units in Viant Technology LLC by the other members and future issuances of Class A common stock under the

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
LTIP will result in a change in ownership, where the Company will rebalance the noncontrolling interest, offset by a change in additional-paid-in-capital.
The following table summarizes the ownership of Viant Technology LLC:

	As of December 31, 2024		As of December 31, 2023
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	16,368,452	25.9%	15,783,941	25.1%
Noncontrolling interests	46,753,841	74.1%	47,032,260	74.9%
Total	63,122,293	100.0%	62,816,201	100.0%
During the year ended December 31, 2024, noncontrolling interests exchanged 278,419 Class B shares of Viant Technology LLC for 278,419 shares of the Company’s Class A common stock, which also resulted in the cancellation of 278,419 shares of the Company’s Class B common stock that were previously held by noncontrolling interests with no additional consideration provided. During the year ended December 31, 2023, noncontrolling interests exchanged 50,000 Class B shares of Viant Technology LLC for 50,000 shares of the Company’s Class A common stock, which also resulted in the cancellation of 50,000 shares of the Company’s Class B common stock that were previously held by noncontrolling interests with no additional consideration provided.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the years indicated:

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to Viant Technology Inc.	$2,362	$(3,443)	$(11,913)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(4,014)	(6,112)	(20,284)
Change from net income (loss) attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(1,652)	$(9,555)	$(32,197)
13. Commitments and Contingencies
Lease Commitments
As of December 31, 2024, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of December 31, 2024, we had non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage and other computing services. As of December 31, 2024, we estimate these obligations to be approximately $15.4 million in 2025, $15.0 million in 2026, $10.5 million in 2027, and $2.1 million in 2028.
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
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of December 31, 2024 and 2023.
14. Related Parties
The Company had a balance of $0.3 million as of December 31, 2024 and $0.3 million as of December 31, 2023, payable to related parties for expenses they incurred on our behalf, which was recorded within accrued liabilities on the consolidated balance sheets. The related expense incurred by the Company was $1.1 million for the year ended December 31, 2024, and $0.9 million for the year ended December 31, 2023.
The Company recorded no revenue from its transactions with related parties during the years ended December 31, 2024, 2023 and 2022. The Company recorded no purchases from related parties during the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024 and 2023, no amounts were due to or due from related parties, other than those mentioned above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of IRIS.TV, which we acquired on November 6, 2024. These exclusions are consistent with the SEC Staff guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the twelve months following the acquisition. The total assets and total net revenues of IRIS.TV represent 1% and <1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
Attestation Report of the Independent Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
As a result of the IRIS.TV acquisition, we have implemented new processes and controls over accounting for an acquisition, including determining the fair value of the assets acquired and liabilities assumed.
Except as disclosed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
(a) None.
(b) On December 11, 2024, Larry Madden, our Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 268,460 shares of the Company’s Class A common stock, including up to 128,347 shares to be issued upon the vesting of restricted stock units, which will be reduced by the number of shares withheld to cover taxes, if any, through September 30, 2025. During the three months ended December 31, 2024, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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
10.14+
Employment Agreement, dated as of March 27, 2017, by and between Viant Technology LLC and Larry Madden (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.15
Limited Liability Company Agreement of Viant Technology Equity Plan LLC, dated as of March 14, 2017 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-252117), filed on February 1, 2021)

10.16+	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40015), filed on March 4, 2022)
10.17+
Form of Grant Notice and Standard Terms and Conditions for Nonqualified Stock Options under the Viant Technology Inc. 2021 Long-Term Incentive Plan (Employee Form) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2023, filed on March 4, 2024)

10.18+
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units under the Viant Technology Inc. 2021 Long-Term Incentive Plan (Employee Form) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2023, filed on March 4, 2024)

10.19+
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the Viant Technology Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-252912), filed on February 9, 2021)

10.20+
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units under the Viant Technology Inc. 2021 Long-Term Incentive Plan (New Hire Form) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2023, filed on March 4, 2024)

10.21+
First Amendment to Employment Agreement, dated as of November 15, 2018, by and between Viant Technology LLC and Larry Madden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40015) for the quarter ended March 31, 2022, filed on May 3, 2022)

10.22+
Viant Technology Inc. Non-Employee Director Compensation Policy, effective as of March 20, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40015) for the quarter ended March 31, 2024, filed on April 30, 2024)

19.1*	Viant Technology Inc. Insider Trading Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1
Viant Technology Inc. Policy For Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2023, filed on March 4, 2024)

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

VIANT TECHNOLOGY INC.

Date: March 3, 2025	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tim Vanderhook	Chief Executive Officer and Chairman (Principal Executive Officer)	March 3, 2025
Tim Vanderhook

/s/ Larry Madden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2025
Larry Madden

/s/ Chris Vanderhook	Chief Operating Officer and Director	March 3, 2025
Chris Vanderhook

/s/ Max Valdes	Director	March 3, 2025
Max Valdes

/s/ Vivian Yang	Director	March 3, 2025
Vivian Yang