Form 10-Q
period 2025-03-31
Viant Technology Inc.
filed 2025-05-06
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of May 2, 2025, there were 15,846,372 shares and 46,720,212 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties.
In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and product strategy, including our expectations relating to ViantAI; our efforts to enhance the security and privacy of our platform; the impact of information and data privacy trends and regulations on our business and competitors; the potential impacts of macroeconomic and geopolitical events on our business and the business of our customers, suppliers and channel partners, and the economy; payments under our Tax Receivable Agreement; repurchases of stock related to the stock repurchase program; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; our environmental and sustainability initiatives; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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
Additionally, certain information we may disclose (either here or in other locations, such as our website) is informed by the expectations of various stakeholders and/or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters. Particularly in the environmental, social and governance ("ESG") context, for example, there are various approaches to materiality that differ from, and in many cases are more expansive than, the definition under U.S. federal securities laws.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$70,642	$53,393
Operating expenses:
Platform operations	40,080	29,880
Sales and marketing	14,229	12,899
Technology and development	6,911	5,232
General and administrative	14,281	11,074
Total operating expenses	75,501	59,085
Loss from operations	(4,859)	(5,692)
Other expense (income), net:
Interest income, net	(1,724)	(2,381)
Other expense, net	325	2
Total other expense (income), net	(1,399)	(2,379)
Loss before income taxes	(3,460)	(3,313)
Provision for (benefit from) income taxes	(153)	(99)
Net loss	(3,307)	(3,214)
Less: Net loss attributable to noncontrolling interests	(2,117)	(2,267)
Net loss attributable to Viant Technology Inc.	$(1,190)	$(947)
Earnings (loss) per share of Class A common stock:
Basic	$(0.07)	$(0.06)
Diluted	$(0.07)	$(0.06)
Weighted-average shares of Class A common stock outstanding:
Basic	16,439	15,949
Diluted	16,439	15,949
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$173,878	$205,048
Accounts receivable, net of allowances	131,291	146,951
Prepaid expenses and other current assets	10,593	10,490
Total current assets	315,762	362,489
Property, equipment, and software, net	32,645	31,482
Operating lease assets, net	22,595	23,663
Intangible assets, net	3,434	3,048
Goodwill	19,190	19,190
Other assets	889	932
Total assets	$394,515	$440,804
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$59,993	$71,320
Accrued liabilities	38,689	47,352
Accrued compensation	8,348	11,513
Deferred revenue	251	581
Current portion of operating lease liabilities	4,715	4,730
Other current liabilities	4,726	9,955
Total current liabilities	116,722	145,451
Long-term debt	—	—
Long-term portion of operating lease liabilities	20,278	21,278
Total liabilities	137,000	166,729
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 18,210,074 and 17,933,825	18	18
Outstanding — 16,415,283 and 16,368,452
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 46,720,212 and 46,753,841	47	47
Additional paid-in capital	128,559	125,386
Accumulated deficit	(64,660)	(50,566)
Treasury stock, at cost; 1,794,791 and 1,565,373 shares held	(27,513)	(21,046)
Total stockholders’ equity attributable to Viant Technology Inc.	36,451	53,839
Noncontrolling interests	221,064	220,236
Total equity	257,515	274,075
Total liabilities and stockholders’ equity	$394,515	$440,804
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2024	17,934	$18	46,754	$47	$125,386	$(50,566)	(1,565)	$(21,046)	$220,236	$274,075
Issuance of Class A common stock related to vesting of restricted stock units	243	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	34	—	(34)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(243)	(3,232)	—	(3,232)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(1,190)	(17,361)	—	(17,361)
Reissuance of treasury stock	—	—	—	—	—	(12,904)	1,204	14,126	—	1,222
Allocation of equity to noncontrolling interests	—	—	—	—	(2,945)	—	—	—	2,945	—
Accrued member tax distributions	—	—	—	—	(173)	—	—	—	—	(173)
Stock-based compensation	—	—	—	—	6,291	—	—	—	—	6,291
Net loss	—	—	—	—	—	(1,190)	—	—	(2,117)	(3,307)
Balance as of March 31, 2025	18,210	$18	46,720	$47	$128,559	$(64,660)	(1,795)	$(27,513)	$221,064	$257,515

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2023	15,938	$16	47,032	$47	$112,830	$(43,509)	(154)	$(1,127)	$206,132	$274,389
Issuance of Class A common stock related to vesting of restricted stock units	987	1	—	—	(1)	—	—	—	—	—
Exercise of stock options	8	—	—	—	40	—	—	—	—	40
Exchange of Class B common stock for Class A common stock	47	—	(47)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(546)	(5,526)	—	(5,526)
Reissuance of treasury stock	—	—	—	—	—	(1,133)	161	1,195	—	62
Allocation of equity to noncontrolling interests	—	—	—	—	(1,003)	—	—	—	1,003	—
Accrued member tax distributions	—	—	—	—	(180)	—	—	—	—	(180)
Stock-based compensation	—	—	—	—	4,885	—	—	—	—	4,885
Net loss	—	—	—	—	—	(947)	—	—	(2,267)	(3,214)
Balance as of March 31, 2024	16,980	$17	46,985	$47	$116,571	$(45,589)	(539)	$(5,458)	$204,868	$270,456
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,307)	$(3,214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,324	4,146
Stock-based compensation	5,639	4,440
Provision for doubtful accounts	390	(87)
Loss on disposal of assets	—	6
Noncash lease expense	1,126	988
Changes in operating assets and liabilities:
Accounts receivable	15,269	4,051
Prepaid expenses and other assets	(60)	(1,759)
Accounts payable	(11,595)	4,337
Accrued liabilities	(9,293)	(3,244)
Accrued compensation	(3,784)	(3,987)
Deferred revenue	(330)	(135)
Operating lease liabilities	(1,073)	(1,020)
Other liabilities	(1,758)	(684)
Net cash provided by (used in) operating activities	(4,452)	3,838
Cash flows from investing activities:
Purchases of property and equipment	(124)	(530)
Capitalized software development costs	(3,599)	(3,532)
Cash paid for acquisitions	(315)	—
Net cash used in investing activities	(4,038)	(4,062)
Cash flows from financing activities:
Repurchase of stock related to tax withholdings on vested equity awards	(3,232)	(5,526)
Repurchase of stock related to the stock repurchase program	(17,025)	—
Payment of member tax distributions	(3,645)	(4,723)
Proceeds from the exercise of stock options	1,222	101
Payment of offering costs	—	(29)
Net cash used in financing activities	(22,680)	(10,177)
Net decrease in cash and cash equivalents	(31,170)	(10,401)
Cash and cash equivalents at beginning of period	205,048	216,458
Cash and cash equivalents at end of period	$173,878	$206,057
Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$71
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	652	445
Operating lease assets obtained in exchange for operating lease liabilities	58	2,891
Capitalized assets financed by accounts payable and accrued liabilities	1,774	1,836
Accrued member tax distributions	1,944	—
Deferred offering costs recorded in accounts payable and accrued liabilities	—	243
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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and include the operations of the Company, Viant Technology LLC and its wholly owned subsidiaries. Viant Technology LLC is considered a variable interest entity (“VIE”). The Company is the primary beneficiary and sole managing member of Viant Technology LLC and has decision-making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Viant Technology LLC. All intercompany balances and transactions have been eliminated in consolidation.
Management believes that the accompanying condensed consolidated financial statements reflect the adjustments necessary for the fair statement of its condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain information and disclosures normally included in the Company's consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2024.
The condensed consolidated statement of operations for the three months ended March 31, 2025 is not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period.
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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
The impact of widespread macroeconomic and geopolitical uncertainties, including the impact of bank failures, new or increased tariffs and international trade conflict, high interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, pandemics, political election cycles, changes in laws and interpretations of laws, international conflicts and acts of terrorism on our business continues to evolve. Many of our estimates and assumptions consider these macroeconomic and geopolitical factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available on the potential impact on our business of global economic and business events, our estimates may change materially in future periods as a result.
Comprehensive Loss
For the periods presented, net loss is equal to comprehensive loss.
Segment Information
The Company has a single reportable operating segment which owns and operates an enterprise technology platform that enables the Company, marketers and their advertising agencies to centralize the planning, buying and measurement of their video, audio and display ads across all channels, including CTV, streaming audio, digital out-of-home, mobile and desktop in the United States. The Company derives its revenues from the services it provides through utilization of its platform. In reaching this conclusion of a single reportable operating segment, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance.
The Company’s CODM is comprised of the chief executive officer and chief operating officer. The CODM uses multiple measures within the consolidated statements of operations, balance sheets, and cash flows and thus utilizes the entirety of those consolidated statements to make key resource decisions and assess performance at the consolidated level. The CODM does not review segment assets at a different asset level and category. The consolidated net income (loss) is the measure of segment net income (loss) that is most consistent with U.S. GAAP. In addition to the consolidated operating expenses as noted on the consolidated statements of operations, the CODM is regularly provided with traffic acquisition costs which are included within platform operations as presented below:

	Three Months Ended March 31,
	2025	2024
Traffic acquisition costs	$27,913	$19,272
Other platform operations	12,167	10,608
Total platform operations	$40,080	$29,880
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of March 31, 2025, cash equivalents included money market funds of $170.0 million.
Accounts Receivable, Net of Allowances
The following table presents changes in the allowance for doubtful accounts for the three months ended March 31, 2025:

(in thousands)
Balance as of December 31, 2024	$2,065
Provision for doubtful accounts	376
Write-offs, net of recoveries	(863)
Balance as of March 31, 2025	$1,578

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
The following table provides the Company's concentrations of credit risk with respect to advertising agency holding companies and individual customers as a percentage of the Company's total revenues for the periods presented:

	Three Months Ended March 31,
	2025	2024
Advertising Agency Holding Company
A	<10.0%	15.1%
Individual Customer
B	<10.0%	14.1%
C	<10.0%	10.8%
As of March 31, 2025, one individual customer accounted for 12.9% of consolidated accounts receivable. As of December 31, 2024, one individual customer accounted for 13.9% of consolidated accounts receivable.
As of March 31, 2025, two individual suppliers accounted for 13.1% and 12.8%, respectively, of consolidated accounts payable and accrued liabilities. As of December 31, 2024, three individual suppliers accounted for 14.0%, 12.6% and 12.6%, respectively, of consolidated accounts payable and accrued liabilities.
JOBS Act Election as an Emerging Growth Company
On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.235 billion in annual gross revenues, has issued less than $1 billion of non-convertible debt over a three-year period and is not deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (“SEC”). The Company will remain an emerging growth company until December 31, 2026, or sooner if it no longer qualifies. The Company has elected to take advantage of the benefits of this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period provided by Securities Act Section 7(a)(2)(B).
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
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is designed to enhance the transparency and decision usefulness of annual income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. The effective date for this ASU is for

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

annual periods beginning after December 15, 2024 on a prospective basis, with a retrospective option, and early adoption permitted. The Company is currently evaluating the impact of these amendments.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The effective date for this ASU is for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these amendments.
Recently Adopted Accounting Pronouncements
Financial Instruments—Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the incurred loss methodology, which results in more timely recognition of losses on financial instruments. We adopted this standard at the beginning of the fiscal year ended December 31, 2023. As a result, we revised the impairment model to utilize an expected loss methodology in place of an incurred loss methodology related to our allowance for credit losses. We evaluate our allowance for credit losses based on historical bad debt experience, our assessment of the financial condition of companies with which we do business, current macroeconomic conditions and reasonable and supportable forecasts of future macroeconomic conditions. The adoption did not have a material impact on the Company's condensed consolidated financial statements.
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires companies with a single reportable segment to provide all existing segment disclosures in Topic 280, as well as new incremental segment information required by this standard on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this standard for our annual consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 and have applied this standard retrospectively for all periods presented.
3. Revenue
The disaggregation of revenue was as follows:

	Three Months Ended March 31,
	2025	2024
Over-time revenue	$1,653	$958
Point-in-time revenue	68,989	52,435
Total revenue	$70,642	$53,393
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $0.7 million as of March 31, 2025 and $0.8 million as of December 31, 2024. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts. Remaining deferred revenue that is anticipated to be recognized during the succeeding 12 month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of March 31,	As of December 31,
	2025	2024
Capitalized software development costs	$106,784	$101,877
Computer equipment	2,090	1,778
Purchased software	12	12
Furniture, fixtures and office equipment	1,090	1,090
Leasehold improvements	4,673	4,621
Total property, equipment, and software	114,649	109,378
Less: Accumulated depreciation	(82,004)	(77,896)
Total property, equipment, and software, net	$32,645	$31,482
Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2025	2024
Platform operations	$3,455	$3,526
Sales and marketing	74	—
Technology and development	590	431
General and administrative	42	141
Total	$4,161	$4,098
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
As of March 31, 2025, the Company's operating leases had a weighted-average remaining lease term of approximately five years and a weighted-average incremental borrowing rate of 4.1%. As of March 31, 2024, the Company's operating leases had a weighted-average remaining lease term of approximately six years and a weighted-average incremental borrowing rate of 4.0%.
Cash paid for amounts included in operating lease liabilities was $1.1 million for the three months ended March 31, 2025, and $1.3 million for the three months ended March 31, 2024.
The components of lease cost were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$1,201	$1,253
Short-term lease cost	214	40
Variable lease cost	—	—
Total lease cost	$1,415	$1,293

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

As of March 31, 2025, the Company had a remaining contractual obligation of $1.2 million related to a short-term lease to be paid over the following two years. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in the disclosure of short-term lease cost. This lease and other of our short-term leases are not recorded on the Company's condensed consolidated balance sheet due to our accounting policy election for short-term leases.
Future minimum lease payments were as follows:

As of March 31,
Year	2025
Remainder of 2025	$4,354
2026	5,456
2027	5,449
2028	4,117
2029	3,563
Thereafter	4,619
Total undiscounted future lease payments	27,558
Less: Imputed interest	(2,565)
Present value of operating lease liabilities	24,993
Less: Operating lease liabilities, current	(4,715)
Operating lease liabilities, noncurrent	$20,278
6. Intangible Assets, Net
The balances of intangible assets and accumulated amortization were as follows:

	As of March 31, 2025
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.5	$7,986	$(5,104)	$2,882
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	4.1	1,920	(1,368)	552
Total		$12,206	$(8,772)	$3,434

	As of December 31, 2024
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$7,437	$(4,987)	$2,450
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	4.3	1,920	(1,322)	598
Total		$11,657	$(8,609)	$3,048

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2025	2024
Platform operations	$117	$—
Sales and marketing	—	—
Technology and development	—	—
General and administrative	46	48
Total	$163	$48
Estimated future amortization of intangible assets was as follows:

As of March 31,
Year	2025
Remainder of 2025	$535
2026	647
2027	634
2028	634
2029	616
Thereafter	368
Total	$3,434
7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of March 31,	As of December 31,
	2025	2024
Accrued traffic acquisition costs	$31,161	$39,985
Other accrued liabilities	7,528	7,367
Total accrued liabilities	$38,689	$47,352
As of March 31, 2025 and December 31, 2024, the Company had a balance of $0.1 million and $0.3 million, respectively, payable to related parties for expenses such related parties incurred on the Company's behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The related expense incurred by the Company was $0.4 million for the three months ended March 31, 2025, and $0.1 million for the three months ended March 31, 2024.
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
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon the selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate (as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The applicable margin

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

is between 1.00% to 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of March 31, 2025 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum; additionally, the Company pays customary letter of credit fees as applicable.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company's ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that the Company maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of March 31, 2025, the Company was in compliance with all applicable covenants under the Amended Loan Agreement.
The Company did not have an outstanding balance under the revolving credit facility as of March 31, 2025 and December 31, 2024.
9. Stockholders' Equity
Stock-based Compensation
The Company is authorized to grant restricted stock units ("RSUs"), incentive stock options, nonqualified stock options ("NQSOs"), stock appreciation rights, restricted stock awards, and performance stock awards under its 2021 Long Term Incentive Plan (the “LTIP”). RSUs granted to employees generally vest over a period of two-to-four years, contingent upon continued employment through the vesting date. RSUs awarded to members of our board of directors (the "board") upon their initial appointment vest over a three-year period; provided that if board members are appointed on a date other than the date of an annual meeting of Viant’s stockholders, such board members will receive an additional initial grant of RSUs vesting in full on the date of the next annual meeting of Viant’s stockholders. RSUs awarded to board members annually vest in full on the earlier of (i) the date of the following year’s annual meeting or (ii) the first anniversary of the date of grant. Nonqualified stock options generally vest over a period of two-to-four years and have a contractual term of ten years.
As of March 31, 2025, the Company had only granted RSUs and NQSOs under the LTIP. Under the LTIP, 6.7 million shares of Class A common stock remained available for grant as of March 31, 2025.
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2025	2024
Platform operations	$892	$406
Sales and marketing	1,500	755
Technology and development	758	500
General and administrative	2,489	2,779
Total	$5,639	$4,440
RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2024	4,459	$9.08
Granted	2,272	12.25
Vested	(1,236)	5.91
Canceled/forfeited	(80)	7.82
RSUs outstanding as of March 31, 2025	5,415	$11.15
As of March 31, 2025, the Company had unrecognized stock-based compensation relating to RSUs of approximately $56.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Nonqualified Stock Options
The following summarizes nonqualified stock option activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of December 31, 2024	5,128	$5.94	7.6	$66,959
Granted	—	—
Exercised	(210)	5.83
Canceled	(19)	4.35
Expired	—	—
Outstanding as of March 31, 2025	4,899	$5.95	7.5	$31,707

Vested and exercisable	3,630	$5.61	7.4	$24,725
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, the Company had unrecognized stock-based compensation relating to unvested nonqualified stock options of approximately $5.2 million, which is expected to be recognized over a weighted-average period of 1.3 years.
The assumptions used in the Black-Scholes model to determine the fair value of nonqualified stock options were as follows:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	—	4.1%
Expected volatility	—	74.4%
Expected term (in years)	—	5.8
Expected dividend yield	—	0.0%
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
Stock Repurchase Program
On April 23, 2024, the Company's board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of the Company's Class A common stock or Class B units of Viant Technology LLC. As of March 31, 2025, $11.1 million remained available under the stock repurchase program.
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
Shares of Class A common stock and Class B units repurchased by the Company under the stock repurchase program were as follows (in thousands):

	Three Months Ended March 31, 2025
	Shares(1)	Amount(2)
Class A common stock repurchases	1,190	$17,361
Class B unit repurchases	—	—
Total repurchases	1,190	$17,361
(1)Shares repurchased include unsettled repurchases as of March 31, 2025.
(2)Amount includes costs associated with the repurchase such as commissions and excise taxes.
Issuance of Shares
Upon vesting of shares under the LTIP, the Company will issue treasury stock. If treasury stock is not available, newly issued stock will be issued.
10. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate of 21% and blended state tax rate to income before provision of income taxes due to various book-tax differences, including state taxes, non-controlling interest, tax credits and valuation allowance. For the three months ended March 31, 2025, the Company recognized an income tax benefit of $0.2 million, attributable to the year-to-date loss and excess tax benefit on vested stock-based compensation, resulting in an effective tax rate of 4.4%. For the three months ended March 31, 2024, the Company recognized an income tax benefit of $0.1 million due to year-to-date loss and excess tax benefit on vested stock-based compensation, which resulted in an effective tax rate of 3.0%.
As of March 31, 2025, management determined based on applicable accounting standards and the weight of all available evidence, that it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in Viant Technology LLC. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of March 31, 2025. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future, the valuation allowance will be released, which will reduce the provision for income taxes.
In connection with its initial public offering ("IPO"), the Company entered into a Tax Receivable Agreement ("TRA") with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021. Due to the valuation allowance, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of the deferred tax assets except for $0.3 million related to the current portion of the TRA. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, the Company will release the valuation allowance and record a liability related to the TRA.
11. Earnings (Loss) Per Share
For the three months ended March 31, 2025 and 2024, basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings (loss) per share has been calculated in a manner consistent with that of basic earnings (loss) per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table presents the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(3,307)	$(3,214)
Less: Net loss attributable to noncontrolling interests	(2,117)	(2,267)
Net loss attributable to Viant Technology Inc.—basic	$(1,190)	$(947)
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	—
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	—
Net loss attributable to Viant Technology, Inc.—diluted	$(1,190)	$(947)
Denominator
Weighted-average shares of Class A common stock outstanding—basic	16,439	15,949
Effect of dilutive securities:
Restricted stock units	—	—
Nonqualified stock options	—	—
Weighted-average shares of Class A common stock outstanding—diluted	16,439	15,949

Earnings (loss) per share of Class A common stock—basic	$(0.07)	$(0.06)
Earnings (loss) per share of Class A common stock—diluted	$(0.07)	$(0.06)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	5,415	4,684
Nonqualified stock options	4,899	6,135
Shares of Class B common stock	46,720	46,985
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	57,034	57,804
12. Noncontrolling Interests
Viant Technology Inc. is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC. We report noncontrolling interests representing the economic interests in Viant Technology LLC held by the other members of Viant Technology LLC. The limited liability company agreement of Viant Technology LLC, as amended and restated, classifies the interests acquired by the Company as Class A units and the interests held by the continuing members of Viant Technology LLC as Class B units, and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in Viant Technology LLC while retaining control of Viant Technology LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Class B units in Viant Technology LLC by the other members and future issuances of Class A common stock under the LTIP will result in a change in ownership, where the Company will rebalance the noncontrolling interest, offset by a change in additional-paid-in-capital.
The following table summarizes the ownership of Viant Technology LLC:

	As of March 31, 2025		As of December 31, 2024
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	16,415,283	26.0%	16,368,452	25.9%
Noncontrolling interests	46,720,212	74.0%	46,753,841	74.1%
Total	63,135,495	100.0%	63,122,293	100.0%

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

During the three months ended March 31, 2025, noncontrolling interests exchanged 33,629 Class B units of Viant Technology LLC for 33,629 shares of the Company’s Class A common stock, which also resulted in the cancellation of 33,629 shares of the Company's Class B common stock that were previously held by noncontrolling interests with no additional consideration provided.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Viant Technology Inc.	$(1,190)	$(947)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(2,945)	(1,003)
Change from net loss attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(4,135)	$(1,950)
13. Commitments and Contingencies
Lease Commitments
As of March 31, 2025, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of March 31, 2025, we had non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage and other computing services. As of March 31, 2025, we estimate these obligations to be approximately $11.6 million for the remainder of 2025, $15.1 million in 2026, $10.5 million in 2027, and $2.1 million in 2028.
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
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of March 31, 2025.
14. Subsequent Events
On May 5, 2025, the Company’s board of directors authorized an increase to the existing stock repurchase program, approving the repurchase of up to an additional $50.0 million of the Company’s Class A common stock or Class B units of Viant Technology LLC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Viant Technology Inc. and its subsidiaries (“Viant,” “we,” “us,” “our” or the “Company”) should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, the risks and uncertainties discussed under the heading “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and discussed elsewhere in this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Our DSP is an easy-to-use self-service platform that provides our customers with transparency and control over their advertising campaigns. Our platform offers customers unique visibility across a variety of inventory, allowing them to create customized audience segments and leverage our addressability solutions, Household ID ("HHID") and IRIS_ID, and strategic partner data to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and built-in automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return on advertising spend across channels, a feature we believe helps us grow our customer base as more customers recognize its benefits.
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
Additionally, we believe our artificial intelligence product suite, ViantAI, will be the foundational component of our long-term vision for autonomous advertising to create the most efficient and cost-effective experience for our customers. We expect that ViantAI will handle every stage of programmatic advertising, from building campaigns to optimizing execution, allowing advertisers and their agencies to rely on ViantAI to manage their campaigns while they focus on broader strategic goals.
Our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, and AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments. Looking ahead, our ViantAI product roadmap features AI Measurement and Analysis, which provides accessible measurement and insights via a user-friendly chat interface, and AI Decisioning, which empowers an AI agent to dynamically optimize campaigns in real-time by leveraging advanced ad strategies such as channel allocation, publisher selection, dayparting, and audience discovery.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Our financial results for the three months ended March 31, 2025 and 2024, respectively, include:
•Revenue of $70.6 million and $53.4 million, representing an increase of 32%;
•Gross profit of $30.6 million and $23.5 million, representing an increase of 30%;
•Contribution ex-TAC(1) of $42.7 million and $34.1 million, representing an increase of 25%;
•Net loss of $3.3 million and $3.2 million, representing an increase of 3%;
•Non-GAAP net income(1) of $2.8 million and $1.3 million, representing an increase of 109%; and
•Adjusted EBITDA(1) of $5.4 million and $3.1 million, representing an increase of 76%.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Factors Affecting Our Performance
Attract, Retain and Grow our Customer Base
Our future growth depends on our ability to enhance and improve our offerings and platform to increase our customers' usage of our platform and add new customers. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe we are well positioned to capture more of our customers’ programmatic budgets. We also continue to add functionality to our platform to encourage our customers to increase their usage. For instance, we continue to leverage artificial intelligence and machine learning in our platform to help our customers improve the efficiency and effectiveness of their advertising campaigns. We expect ViantAI to accelerate market share gains and expand our total addressable market. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP and highlight the advantages of our addressability solutions, HHID and IRIS_ID, and strategic partner data as a superior option to cookie-based targeting.
We evaluate our customers' usage of our platform and assess our market penetration and scale based on changes in revenue, contribution ex-TAC and advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee that we charge customers. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, our revenue grew 32%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue, gross profit and contribution ex-TAC during the three months ended March 31, 2025. For a detailed discussion of our key operating measures, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
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
Impact of Macroeconomic and Geopolitical Conditions
Macroeconomic conditions and geopolitical events, such as pandemics, inflation, high interest rates, new or increased tariffs and international trade conflict, tightening of credit markets, recession risks, labor shortages, supply chain disruptions, political election cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism, have impacted and may continue to impact our business and the business of our customers, while also disrupting sales channels and advertising and marketing activities. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows, and on our clients, partners, industry and employees. The extent to which these factors impact our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Due to the nature of our business, the effect of these macroeconomic conditions and geopolitical events may not be fully reflected in our results of operations until future periods.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Results of Operations
The following tables present our unaudited condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Consolidated Statements of Operations Data:
Revenue	$70,642	$53,393
Operating expenses(1):
Platform operations	40,080	29,880
Sales and marketing	14,229	12,899
Technology and development	6,911	5,232
General and administrative	14,281	11,074
Total operating expenses	75,501	59,085
Loss from operations	(4,859)	(5,692)
Total other expense (income), net	(1,399)	(2,379)
Loss before income taxes	(3,460)	(3,313)
Provision for (benefit from) income taxes	(153)	(99)
Net loss	(3,307)	(3,214)
Less: Net loss attributable to noncontrolling interests	(2,117)	(2,267)
Net loss attributable to Viant Technology Inc.	$(1,190)	$(947)

	Three Months Ended March 31,
	2025	2024

	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Operating expenses(1):
Platform operations	57%	56%
Sales and marketing	20%	24%
Technology and development	10%	10%
General and administrative	20%	21%
Total operating expenses	107%	111%
Loss from operations	(7)%	(11)%
Total other expense (income), net	(2)%	(4)%
Loss before income taxes	(5)%	(6)%
Provision for (benefit from) income taxes	—%	—%
Net loss	(5)%	(6)%
Less: Net loss attributable to noncontrolling interests	(3)%	(4)%
Net loss attributable to Viant Technology Inc.	(2)%	(2)%
*Percentages may not sum due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Stock-based compensation, depreciation and amortization included in operating expenses were as follows:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation:
Platform operations	$892	$406
Sales and marketing	1,500	755
Technology and development	758	500
General and administrative	2,489	2,779
Total stock-based compensation	$5,639	$4,440

	Three Months Ended March 31,
	2025	2024
Depreciation:
Platform operations	$3,455	$3,526
Sales and marketing	74	—
Technology and development	590	431
General and administrative	42	141
Total depreciation	$4,161	$4,098

	Three Months Ended March 31,
	2025	2024
Amortization:
Platform operations	$117	$—
Sales and marketing	—	—
Technology and development	—	—
General and administrative	46	48
Total amortization	$163	$48
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenue	$70,642	$53,393	$17,249	32%
Revenue increased by $17.2 million, or 32%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to an 84% increase in revenue from marketers in the consumer goods, business services, and healthcare industry verticals and a net 12% increase in all other industry verticals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Operating Expenses
Platform Operations

	Three Months Ended March 31,		Change
	2025	2024	$	%
Traffic acquisition costs	$27,913	$19,272	$8,641	45%
Other platform operations	12,167	10,608	1,559	15%
Total platform operations	$40,080	$29,880	$10,200	34%
Percentage of revenue	57%	56%
Platform operations expense increased by $10.2 million, or 34%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to an $8.6 million increase in traffic acquisition costs (“TAC”), a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $0.6 million increase in cloud and data center services in support of our DSP, a $0.5 million increase in personnel costs, and a $0.5 million increase in stock-based compensation.
Sales and Marketing

	Three Months Ended March 31,		Change
	2025	2024	$	%
Sales and marketing	$14,229	$12,899	$1,330	10%
Percentage of revenue	20%	24%
Sales and marketing expense increased by $1.3 million, or 10%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to a $1.3 million increase in personnel costs, a $0.7 million increase in stock-based compensation and a $0.1 million increase in professional services, partially offset by a $0.7 million decrease in travel and entertainment expense and a $0.1 million decrease in advertising expense.
Technology and Development

	Three Months Ended March 31,		Change
	2025	2024	$	%
Technology and development	$6,911	$5,232	$1,679	32%
Percentage of revenue	10%	10%
Technology and development expense increased by $1.7 million, or 32%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to a $0.9 million increase in personnel costs, a $0.3 million increase in stock-based compensation, a $0.3 million increase in technology costs in support of our DSP and a $0.2 million increase in depreciation expense.
General and Administrative

	Three Months Ended March 31,		Change
	2025	2024	$	%
General and administrative	$14,281	$11,074	$3,207	29%
Percentage of revenue	20%	21%
General and administrative expense increased by $3.2 million, or 29%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily due to a $1.5 million increase in travel and entertainment expense driven by Company events and employee-related expenses, a $1.2 million increase in personnel costs, a $0.5 million increase in bad debt expense and a $0.3 million increase in accounting, legal, and consulting expenses associated with general corporate and compliance matters, partially offset by a $0.3 million decrease in stock-based compensation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Total Other Expense (Income), Net

	Three Months Ended March 31,		Change
	2025	2024	$	%
Total other expense (income), net	$(1,399)	$(2,379)	$980	(41)%
Percentage of revenue	(2)%	(4)%
Total other expense (income), net decreased by $1.0 million, or 41%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was primarily due to a $0.7 million decrease in interest income on cash and cash equivalents driven by lower interest rates as well as Tax Receivable Agreement ("TRA") expense of $0.3 million in the three months ended March 31, 2025.
For the three months ended March 31, 2025 and 2024, total interest cost incurred was $0.1 million. Interest costs capitalized during the three months ended March 31, 2025 and 2024 were zero.
Provision For (Benefit From) Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	$	%
Provision for (benefit from) income taxes	$(153)	$(99)	$(54)	55%
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the three months ended March 31, 2025 and 2024. The benefit from income taxes increased by $0.1 million, or 55%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024 due to year-to-date loss and excess tax benefit on vested stock-based compensation.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024	Change (%)

	(NM = Not Meaningful)
Operating and Financial Performance Measures
Gross profit	$30,562	$23,513	30%
Contribution ex-TAC	$42,729	$34,121	25%
Total operating expenses	$75,501	$59,085	28%
Non-GAAP operating expenses	$37,327	$31,046	20%
Net loss	$(3,307)	$(3,214)	(3)%
Adjusted EBITDA	$5,402	$3,075	76%
Net loss as a percentage of gross profit	(11)%	(14)%	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	13%	9%	NM
Non-GAAP net income	$2,816	$1,348	109%
Earnings (loss) per share—basic	$(0.07)	$(0.06)	(17)%
Earnings (loss) per share—diluted	$(0.07)	$(0.06)	(17)%
Non-GAAP earnings (loss) per share—basic	$0.04	$0.02	100%
Non-GAAP earnings (loss) per share—diluted	$0.03	$0.02	50%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended March 31,
	2025	2024
Revenue	$70,642	$53,393
Less: Platform operations	(40,080)	(29,880)
Gross profit	30,562	23,513
Add: Other platform operations	12,167	10,608
Contribution ex-TAC	$42,729	$34,121
Non-GAAP operating expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense (income), net, less TAC, stock-based compensation, depreciation, amortization and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense, and TRA remeasurement expense. Non-GAAP operating expenses is a key

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
component in calculating adjusted EBITDA, which is one of the measures we use to provide our business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of TAC, stock-based compensation, depreciation, amortization and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core controllable costs and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
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
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Platform operations	$40,080	$29,880
Sales and marketing	14,229	12,899
Technology and development	6,911	5,232
General and administrative	14,281	11,074
Total operating expenses	75,501	59,085
Add:
Other expense, net	325	2
Less:
Traffic acquisition costs	(27,913)	(19,272)
Stock-based compensation	(5,639)	(4,440)
Depreciation and amortization	(4,324)	(4,146)
Restructuring and other(1)	—	(183)
Transaction expense(2)	(298)	—
TRA remeasurement expense(3)	(325)	—
Non-GAAP operating expenses	$37,327	$31,046
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three months ended March 31, 2024.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the three months ended March 31, 2025.
(3)TRA remeasurement expense reflects the remeasurement of the TRA liability as of March 31, 2025.
Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC
Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest expense (income), net, income tax benefit (expense), depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense, and TRA remeasurement expense. Net income (loss) is the most comparable GAAP financial measure. Adjusted EBITDA as a percentage of contribution ex-TAC is a non-GAAP financial measure we calculate by dividing adjusted EBITDA by contribution ex-TAC for the period or periods presented. Net income (loss) as a percentage of gross profit is the most comparable GAAP financial measure.
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
The following table presents a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net loss	$(3,307)	$(3,214)
Add back (less):
Interest income, net	(1,724)	(2,381)
Provision for (benefit from) income taxes	(153)	(99)
Depreciation and amortization	4,324	4,146
Stock-based compensation	5,639	4,440
Restructuring and other(1)	—	183
Transaction expense(2)	298	—
TRA remeasurement expense(3)	325	—
Adjusted EBITDA	$5,402	$3,075
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three months ended March 31, 2024.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the three months ended March 31, 2025.
(3)TRA remeasurement expense reflects the remeasurement of the TRA liability as of March 31, 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents the calculation of net loss as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended March 31,
	2025	2024
Gross profit	$30,562	$23,513
Net loss	$(3,307)	$(3,214)
Net loss as a percentage of gross profit	(11)%	(14)%
Contribution ex-TAC(1)	$42,729	$34,121
Adjusted EBITDA	$5,402	$3,075
Adjusted EBITDA as a percentage of contribution ex-TAC	13%	9%
(1)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”
Non-GAAP net income (loss)
Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss) adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense, and TRA remeasurement expense, as well as the income tax effect of these adjustments. Net income (loss) is the most comparable GAAP financial measure. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
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
The following table presents a reconciliation of net loss to non-GAAP net income for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net loss	$(3,307)	$(3,214)
Add back (less):
Stock-based compensation	5,639	4,440
Restructuring and other(1)	—	183
Transaction expense(2)	298	—
TRA remeasurement expense(3)	325	—
Income tax benefit (expense) related to Viant Technology Inc.’s share of non-GAAP pre-tax income (loss)(4)	(139)	(61)
Non-GAAP net income	$2,816	$1,348
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three months ended March 31, 2024.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the three months ended March 31, 2025.
(3)TRA remeasurement expense reflects the remeasurement of the TRA liability as of March 31, 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(4)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the three months ended March 31, 2025 and 2024 is calculated using assumed blended tax rates of 23% and 27%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is a non-GAAP financial measure defined by us as earnings (loss) per share of Class A common stock—basic and diluted, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense, and TRA remeasurement expense, as well as the income tax effect of these adjustments. Earnings (loss) per share of Class A common stock—basic and diluted is the most comparable GAAP financial measure. Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share of Class A common stock—basic and diluted provides information to investors and the market generally that aids in the understanding and evaluation of our results of operations in the same manner as our management and board of directors.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of shares of Class A common stock such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs and nonqualified stock options are considered potentially dilutive shares of Class A common stock. For the three months ended March 31, 2025, Class B common stock has been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted method. For the three months ended March 31, 2024, Class B common stock has been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted method.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the periods presented:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(3,307)	$—	$(3,307)	$(3,214)	$—	$(3,214)
Adjustments:
Add back: Stock-based compensation	—	5,639	5,639	—	4,440	4,440
Add back: Restructuring and other(1)	—	—	—	—	183	183
Add back: Transaction expense(2)	—	298	298	—	—	—
Add back: TRA remeasurement expense(3)	—	325	325	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(4)	—	(139)	(139)	—	(61)	(61)
Non-GAAP net income (loss)	(3,307)	6,123	2,816	(3,214)	4,562	1,348
Less: Net income (loss) attributable to noncontrolling interests(5)	(2,117)	4,305	2,188	(2,267)	3,348	1,081
Net income (loss) attributable to Viant Technology Inc.—basic	$(1,190)	$1,818	$628	$(947)	$1,214	$267
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	119	119	—	42	42
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	(27)	(27)	—	(12)	(12)
Net income (loss) attributable to Viant Technology Inc.—diluted	$(1,190)	$1,910	$720	$(947)	$1,244	$297
Denominator
Weighted-average shares of Class A common stock outstanding —basic	16,439		16,439	15,949		15,949
Effect of dilutive securities:
Restricted stock units	—		2,553	—		1,897
Nonqualified stock options	—		3,047	—		1,034
Weighted-average shares of Class A common stock outstanding —diluted	16,439		22,039	15,949		18,880

Earnings (loss) per share of Class A common stock—basic	$(0.07)		$0.04	$(0.06)		$0.02
Earnings (loss) per share of Class A common stock—diluted	$(0.07)		$0.03	$(0.06)		$0.02

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	5,415		—	4,684		—
Nonqualified stock options	4,899		—	6,135		—
Shares of Class B common stock	46,720		46,720	46,985		46,985
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	57,034		46,720	57,804		46,985

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three months ended March 31, 2024.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the three months ended March 31, 2025.
(3)TRA remeasurement expense reflects the remeasurement of the TRA liability as of March 31, 2025.
(4)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the three months ended March 31, 2025 and 2024 is calculated using assumed blended tax rates of 23% and 27%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(5)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation, restructuring and other charges and transaction expense attributed to the noncontrolling interests outstanding during the period.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $173.9 million and working capital, consisting of current assets less current liabilities, of $199.0 million, compared to cash and cash equivalents of $205.0 million and working capital of $217.0 million as of December 31, 2024.
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
Our primary uses of cash are capital expenditures to develop our technology in support of enhancing our platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; the payment of debt obligations used to finance our operations, capital expenditures, platform development and rapid growth; future minimum payments under our non-cancelable operating leases; repurchases under the stock repurchase program; and acquisitions. We intend to continue investing in critical areas of our business for the remainder of 2025 to further accelerate demand for our product and growth across the platform.
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
Commitments
As of March 31, 2025, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $4.4 million for the remainder of 2025, $5.5 million in 2026, $5.4 million in 2027, $4.1 million in 2028, and $3.6 million in 2029, and non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $11.6 million for the remainder of 2025, $15.1 million in 2026, $10.5 million in 2027, and $2.1 million in 2028.
We did not have any other off-balance sheet arrangements as of March 31, 2025 other than the minimum payments under the operating leases, hosting arrangements and the indemnification agreements described above and in Note 13—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Income Taxes and Tax Receivable Agreement
In connection with the initial public offering ("IPO"), we entered into a TRA with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021, as described under Note 10—Income Taxes and Tax Receivable Agreement to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As of March 31, 2025, we concluded that it was not more likely than not that our deferred tax assets subject to the TRA will be realized. Therefore, we have not recorded a liability related to the remaining tax savings we may realize from utilization

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
of such deferred tax assets except for $0.3 million related to the current portion of the TRA. The total unrecorded liability for the TRA is approximately $10.7 million as of March 31, 2025. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA.
From time to time, our subsidiary, Viant Technology LLC, makes cash distributions on a pro rata basis to its members as necessary and to the extent of available cash necessary to cover the members’ tax liabilities with respect to their share of earnings of Viant Technology LLC. These payments are reflected within “Payment of member tax distributions” on the condensed consolidated statements of cash flows.
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
Stock Repurchase Program
On April 23, 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of our Class A common stock or Class B units of Viant Technology LLC. During the three months ended March 31, 2025, we repurchased 1.2 million shares of our Class A common stock, which includes unsettled repurchases as of March 31, 2025, for an aggregate amount of $17.4 million, including costs associated with the repurchases. As of March 31, 2025, $11.1 million remained available under the stock repurchase program for Class A common stock and Class B unit repurchases. On May 5, 2025, our board of directors authorized an increase to the existing stock repurchase program, approving the repurchase of up to an additional $50.0 million of the Company’s Class A common stock or Class B units of Viant Technology LLC. For additional information related to share repurchases, refer to Note 9—Stockholders' Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Revolving Credit Facility
As of March 31, 2025, our Amended Loan Agreement provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of March 31, 2025 and December 31, 2024, there was no outstanding balance and up to $74.1 million of undrawn availability under the revolving credit facility.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of March 31, 2025, the Company was in compliance with all applicable covenants under the Amended Loan Agreement. We do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months from the date of this report.
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Cash Flows
Cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows included in Item 1 of this Quarterly Report, are summarized in the following table for the periods presented:

	Three Months Ended March 31,
	2025	2024
Consolidated Statements of Cash Flows Data
Cash flows provided by (used in) operating activities	$(4,452)	$3,838
Cash flows used in investing activities	(4,038)	(4,062)
Cash flows used in financing activities	(22,680)	(10,177)
Net decrease in cash and cash equivalents	$(31,170)	$(10,401)
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
Cash flows used in operating activities was $4.5 million for the three months ended March 31, 2025, resulting primarily from net loss of $3.3 million; noncash add back adjustments to net loss of $11.5 million, including $5.6 million for stock-based compensation, $4.3 million for depreciation and amortization and $1.1 million for noncash lease expense; and a decrease of $12.6 million from changes in working capital, primarily including a net decrease of $15.2 million in accounts receivable, prepaid assets and other assets related to higher sales and timing of customer collections due to seasonal fluctuations, as well as a net increase of $24.7 million in accounts payable, accrued liabilities and accrued compensation related to timing of payments.
During the three months ended March 31, 2024, cash flows provided by operating activities of $3.8 million resulted primarily from net loss of $3.2 million offset by noncash add back adjustments to net loss of $9.5 million primarily comprised of $4.4 million for stock-based compensation, $4.1 million for depreciation and amortization and $1.0 million for noncash lease expense as well as a decrease in working capital (excluding deferred revenue, operating lease liabilities and other liabilities) of $0.6 million.
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
Cash flows used in investing activities was $4.0 million for the three months ended March 31, 2025, resulting primarily from $3.6 million of investments in capitalized software to develop our technology in support of enhancing our platform, $0.3 million of cash paid for acquisitions and $0.1 million of purchases of property and equipment.
During the three months ended March 31, 2024, cash flows used in investing activities of $4.1 million resulted from $3.5 million of investments in capitalized software development costs and $0.5 million of purchases of property and equipment.
Cash Flows Used in Financing Activities
Our financing activities have consisted primarily of issuances of our equity and payments of member distributions in accordance with their assumed tax liabilities, repurchases of stock in connection with the taxes paid related to the vesting of equity awards and repurchases of stock related to the stock repurchase program. Historical financing activities have also included proceeds from borrowings and repayments of debt. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Cash flows used in financing activities was $22.7 million for the three months ended March 31, 2025, resulting primarily from $17.0 million for the repurchase of stock related to the stock repurchase program, $3.2 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards and $3.6 million for payments related to member tax distributions, partially offset by $1.2 million of proceeds related to the exercise of stock options.
During the three months ended March 31, 2024, cash used in financing activities of $10.2 million resulted from $5.5 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards and $4.7 million for payments related to member tax distributions.
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
Since the date of our Annual Report on Form 10-K for the year ended December 31, 2024, there have been no material changes in our critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recently Issued Accounting Pronouncements
For information regarding recently issued accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2025, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•The effects of macroeconomic conditions and geopolitical events, such as inflation, international trade conflict, high interest rates, and other adverse market events, have had, and could in the future have, an adverse impact on our business, operating results and financial condition;
•If our access to advertising inventory is diminished or fails to grow, our revenue could decline, and our growth could be impeded;
•If our access to data is diminished, the effectiveness of our platform would be decreased, which could harm our operating results and financial condition;
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
The effects of macroeconomic conditions and geopolitical events, such as inflation, new or increased tariffs, high interest rates and other adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition.
Our business and operations have been and could in the future be adversely affected by macroeconomic conditions and geopolitical events, such as bank failures, high interest rates, inflationary pressures, new or increased tariffs, labor shortages, shortages of goods and services, supply chain constraints, pandemics, political election cycles, changes in laws and interpretations of laws, and potential disruptions from international conflicts and acts of terrorism. A recession, depression, or other economic slowdown resulting from macroeconomic conditions and geopolitical events could materially and adversely affect our business and that of our customers or potential customers and our results could fluctuate unpredictably.
Our business depends on the overall demand for advertising and on the economic health of our customers that benefit from our platform. Economic downturns or unstable market conditions may cause our customers to decrease their advertising budgets, which could reduce usage of our platform and adversely affect our business, operating results and financial condition. Our customers’ and potential customers’ businesses or cash flows have recently been and may continue to be negatively impacted by the economic uncertainty related to, among other things, pandemics, bank failures, inflation and monetary supply shifts, labor shortages, supply disruptions, new or increased tariffs, tightening of credit markets, political election cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives, and potential disruptions from international conflicts and acts of terrorism, which has led and may continue to lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our customers pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations have in the past and may in the future be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by macroeconomic conditions and geopolitical events.
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
If our access to data is diminished, the effectiveness of our platform would be decreased, which could harm our operating results and financial condition.
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
If we were to lose access to significant amounts of the data or the compliance obligations for our suppliers or us become too onerous, our ability to provide products and services to our customers could be materially and adversely impacted, which could be materially adverse to our business, operating results and financial condition.
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
We had approximately 383 employees as of March 31, 2025. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
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
In addition, we derive a significant portion of our revenue from advertising in the CTV, mobile, and desktop channels, which are rapidly evolving, highly competitive, complex and fragmented. We face significant competition in these markets which we expect will intensify in the future. We face significant competition in these channels and others, such as streaming audio and digital out-of-home, which we expect will intensify in the future.
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
Related to consumer health information, the Washington state My Health My Data Act ("MHMD") introduced a host of new requirements covering a very broadly defined notion of consumer health data, including obligations on disclosures of such data that will impact the advertising industry. MHMD is subject to a private right of action, and plaintiffs’ attorneys could explore claims testing the bounds of the law’s text. Other states (e.g., Nevada) have enacted a similar law (though without a private right of action), and we expect more states will follow.
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
Outside the United States, certain laws, regulations, and industry standards may apply to our or our suppliers’ or customers’ data privacy and security practices. The European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the UK counterpart regulation (“UK GDPR”) (collectively the “GDPR”) imposes strict requirements applicable to certain Processing of European Personal Information, respectively, in the EEA and the UK. The applicability analysis under the GDPR is complex, but if we were deemed to operate our business in a manner subject to GDPR, the GDPR provides for significant penalties for noncompliance of up to the greater of €20 million under the EU GDPR / 17.2 million pounds sterling under the UK GDPR, or, in each case, 4% of an enterprise’s global turnover (or revenue) for the preceding fiscal year. Companies that violate the GDPR may face prohibitions on data processing and other corrective action, such as class action brought by classes of data subjects or by consumer protection organizations authorized at law to represent their interests. Additionally, EU member states may assess other penalties for noncompliance on companies subject to GDPR.
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
Further, privacy advocates and industry groups have proposed, and may propose in the future, industry standards with which we are legally or contractually bound to comply. Moreover, we may make statements about our data Processing practices in light of these standards. For example, best practices and self-regulatory standards, such as those promulgated by the Network Advertising Initiative, the Digital Advertising Alliance, and their international counterparts, apply to many players in the advertising technology ecosystem.

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
For example, in recent years browser providers have enacted and may continue to enact changes restricting the use of third-party cookies in their browsers, which may cause instability in the digital advertising market. Execution and measurement in digital advertising relies to a significant extent on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, to collect data about users and devices (collectively referred to as "cookies"). Although we believe our business is less reliant on cookies than some of our competitors because we do not need cookies for marketers and their advertising agencies to identify consumers with our identity resolution capabilities and identity graph, we do use third-party cookies in connection with obtaining information about consumers, and for delivering digital advertising. Today, Apple's Safari, Mozilla's Firefox and Microsoft's Edge already block third-party cookies by default. Google's web browser, Chrome, offers controls over third-party cookies and, while it no longer plans to deprecate support for third-party cookies and user agent string entirely, Google has committed to enhancing its “Privacy Sandbox” label, which may result in modified targeting and measurement functionality to digital advertising ecosystem participants, and the introduction of new browser-level controls on Chrome, which will allow users to make an informed choice regarding cookies that will apply across their web browsing. We believe that Google’s ongoing development of these technologies, which we expect to be technically complex and designed in a manner that does not favor us or our partners, has created and will likely continue to create industry uncertainty regarding the potential effects on user experience and advertiser targeting and measurement. Although we believe our platform is well-positioned to adapt to such changes, particularly with our HHID and IRIS_ID, the impact of such changes remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel. Google has also introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Other browsers have added similar controls. These actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate, which could cause changes in advertising budget allocations and thereby could negatively impact our business. In addition, these browser and platform providers may frequently delay or change their previously announced operations or policies.
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
Digital advertising is also subject to government regulation which may impact our ability to collect and use data. As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators such as the FTC, California Privacy Protection Agency, and state Attorneys General, as well as privacy advocates, have raised significant concerns around observed data and targeted advertising. This has led to an array of laws and pending legislation permitting individuals to exercise the ability to opt-out of targeted advertising and the introduction of technologies introduced to address these concerns, and individuals are increasingly aware of these options. For example, several of the State Privacy Laws obligate companies to honor requests to opt out of targeted advertising or sales of personal information transmitted via user-enabled Global Privacy Control.
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
We are a holding company, and our only business is to act as the managing member of Viant Technology LLC, and our only material assets are Class A units representing approximately 26.0% of the membership interests of Viant Technology LLC as of March 31, 2025. We do not have any independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will depend upon the financial results and cash flows of Viant Technology LLC.
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
Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. In particular, we offer our customers a choice of two different pricing options: a percentage of spend option and a fixed CPM pricing option. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. Our revenue and contribution ex-TAC vary across these different pricing and service options, and therefore our results may vary based on the mix of pricing and service options chosen by customers in any given period. Contribution ex-TAC is a non-GAAP financial measure. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.” The varying nature of our pricing mix between periods may make it more difficult for us to forecast our future operating results. Further, variation in our pricing mix may make it more difficult to make comparisons between prior, current and future periods. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Fluctuations in our operating results could cause our performance to fall below the expectations of securities analysts and investors and adversely affect the price of our Class A common stock. Because our business is changing and evolving rapidly, and the macroeconomic and geopolitical environment continues to evolve as a result of pandemics, bank failures, labor shortages, supply chain disruptions, new or increased tariffs, inflation and monetary supply shifts, high interest rates, tightening of credit markets, political election cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism, our historical operating results may not be necessarily indicative of our future operating results. In addition to changes in terms of mix of our different pricing options, factors that may cause our operating results to fluctuate include the following:
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
•changes in the economic prospects of marketers or the economy generally (due to pandemics, labor shortages, supply chain disruptions, new or increased tariffs, inflation and monetary supply shifts, high interest rates, tightening of credit markets, political election cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism or otherwise), which could alter marketers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
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
Through their ownership of common stock, the Vanderhook Parties control approximately 70% of the voting power of our common stock in the election of directors as of March 31, 2025. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.
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
In April 2024, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $50 million of our Class A common stock or Class B units of Viant Technology LLC, including through open market purchases, in privately negotiated transactions, or by other means, including through the use of Rule 10b5-1 trading plans, each in accordance with applicable securities laws and other restrictions. On May 5, 2025, our board of directors authorized an increase to the existing stock repurchase program, approving the repurchase of up to an additional $50.0 million of the Company’s Class A common stock or Class B units of Viant Technology LLC. The timing, amount, and manner of any repurchase will be determined at our discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. Our repurchases could affect the trading price of our Class A common stock, increase trading price volatility, and reduce our cash reserves, and the program may be suspended or terminated at any time, which may result in a decrease in the trading prices of our Class A common stock.
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
Increasing attention to, and evolving expectations regarding, environmental, social, and governance matters may impact our business and reputation.
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
In addition to shares repurchased under the stock repurchase program, during the first quarter of 2025, we repurchased shares of Class A common stock in connection with the vesting of restricted stock units to provide the holders of such restricted stock units with cash to satisfy the estimated taxes incidental to the vesting of the related awards.
The following table summarizes shares repurchased during the periods presented:

Period	Total Number of Class A Shares Purchased	Total Number of Class B Units Purchased	Average Price Paid per Class A Share(1)	Average Price Paid per Class B Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
1/1/25 to 1/31/25	123,380	—	$19.35	$—	123,380	$25,952
2/1/25 to 2/28/25	79,316	—	$20.89	$—	79,316	$24,313
3/1/25 to 3/31/25	1,172,026	—	$13.46	$—	987,618	$11,148
Total	1,374,722	—			1,190,314
(1)For shares of Class A common stock repurchased under the publicly announced stock repurchase program, average price paid per share includes costs associated with such repurchases.
(2)On May 5, 2025, our board of directors authorized an increase to the existing stock repurchase program, approving the repurchase of up to an additional $50.0 million of the Company’s Class A common stock or Class B units of Viant Technology LLC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)On March 18, 2025, Capital V LLC, Chris Vanderhook, Chief Operating Officer and Director, and Tim Vanderhook, Chief Executive Officer and Chairman, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 900,000 shares of the Company’s Class A common stock (300,000 shares each) through July 23, 2026. During the three months ended March 31, 2025, no other director or "officer" (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

VIANT TECHNOLOGY INC.

Date: May 6, 2025	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)