Form 10-Q
period 2025-06-30
Viant Technology Inc.
filed 2025-08-11
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒
As of August 8, 2025, there were 16,254,640 shares and 46,696,493 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties.
In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth strategy and product strategy, including our expectations relating to ViantAI; our efforts to enhance the security and privacy of our platform; the impact of information and data privacy trends and regulations on our business and competitors; the potential impacts of macroeconomic and geopolitical events on our business and the business of our customers, suppliers and channel partners, and the economy; payments under our Tax Receivable Agreement; potential impacts from changes in applicable tax laws and other legislation; repurchases of stock related to the stock repurchase program; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; our environmental and sustainability initiatives; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$77,853	$65,866	$148,495	$119,259
Operating expenses:
Platform operations	41,970	35,122	82,050	65,002
Sales and marketing	15,484	13,088	29,713	25,987
Technology and development	7,691	5,815	14,602	11,047
General and administrative	12,696	12,612	26,977	23,686
Total operating expenses	77,841	66,637	153,342	125,722
Income (loss) from operations	12	(771)	(4,847)	(6,463)
Other expense (income), net:
Interest income, net	(1,484)	(2,359)	(3,208)	(4,740)
Other expense, net	—	1	325	3
Total other expense (income), net	(1,484)	(2,358)	(2,883)	(4,737)
Income (loss) before income taxes	1,496	1,587	(1,964)	(1,726)
Provision for (benefit from) income taxes	(291)	99	(444)	—
Net income (loss)	1,787	1,488	(1,520)	(1,726)
Less: Net income (loss) attributable to noncontrolling interests	1,497	1,433	(620)	(834)
Net income (loss) attributable to Viant Technology Inc.	$290	$55	$(900)	$(892)
Earnings (loss) per share of Class A common stock:
Basic	$0.02	$0.00	$(0.06)	$(0.05)
Diluted	$0.02	$0.00	$(0.06)	$(0.05)
Weighted-average shares of Class A common stock outstanding:
Basic	15,996	16,480	16,216	16,214
Diluted	19,903	19,235	16,216	16,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$172,816	$205,048
Accounts receivable, net of allowances	135,338	146,951
Prepaid expenses and other current assets	7,596	10,490
Total current assets	315,750	362,489
Property, equipment, and software, net	33,945	31,482
Operating lease assets, net	21,512	23,663
Intangible assets, net	3,256	3,048
Goodwill	19,190	19,190
Other assets	4,319	932
Total assets	$397,972	$440,804
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$66,968	$71,320
Accrued liabilities	38,362	47,352
Accrued compensation	10,095	11,513
Deferred revenue	586	581
Current portion of operating lease liabilities	4,725	4,730
Other current liabilities	2,643	9,955
Total current liabilities	123,379	145,451
Long-term debt	—	—
Long-term portion of operating lease liabilities	18,990	21,278
Total liabilities	142,369	166,729
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 18,233,793 and 17,933,825	18	18
Outstanding — 16,251,978 and 16,368,452
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 46,696,493 and 46,753,841	47	47
Additional paid-in capital	129,306	125,386
Accumulated deficit	(75,767)	(50,566)
Treasury stock, at cost; 1,981,815 and 1,565,373 shares held	(26,127)	(21,046)
Total stockholders’ equity attributable to Viant Technology Inc.	27,477	53,839
Noncontrolling interests	228,126	220,236
Total equity	255,603	274,075
Total liabilities and stockholders’ equity	$397,972	$440,804
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of March 31 2025	18,210	$18	46,720	$47	$128,559	$(64,660)	(1,795)	$(27,513)	$221,064	$257,515
Issuance of Class A common stock related to vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	24	—	(24)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	—	—	—	—
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(816)	(10,610)	—	(10,610)
Reissuance of treasury stock	—	—	—	—	—	(11,397)	629	11,996	—	599
Allocation of equity to noncontrolling interests	—	—	—	—	(5,565)	—	—	—	5,565	—
Accrued member tax distributions	—	—	—	—	(1,031)	—	—	—	—	(1,031)
Stock-based compensation	—	—	—	—	7,343	—	—	—	—	7,343
Net income	—	—	—	—	—	290	—	—	1,497	1,787
Balance as of June 30, 2025	18,234	$18	46,696	$47	$129,306	$(75,767)	(1,982)	$(26,127)	$228,126	$255,603

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of March 31, 2024	16,980	$17	46,985	$47	$116,571	$(45,589)	(539)	$(5,458)	$204,868	$270,456
Issuance of Class A common stock related to vesting of restricted stock units	190	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	—	—	—	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(190)	(1,773)	—	(1,773)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(573)	(5,480)	—	(5,480)
Reissuance of treasury stock	—	—	—	—	—	(3,628)	507	5,133	—	1,505
Allocation of equity to noncontrolling interests	—	—	—	—	(2,577)	—	—	—	2,577	—
Accrued member tax distributions	—	—	—	—	(448)	—	—	—	—	(448)
Stock-based compensation	—	—	—	—	6,194	—	—	—	—	6,194
Net income	—	—	—	—	—	55	—	—	1,433	1,488
Balance as of June 30, 2024	17,170	$17	46,985	$47	$119,740	$(49,162)	(795)	$(7,578)	$208,878	$271,942
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2024	17,934	$18	46,754	$47	$125,386	$(50,566)	(1,565)	$(21,046)	$220,236	$274,075
Issuance of Class A common stock related to vesting of restricted stock units	243	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	57	—	(57)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(243)	(3,232)	—	(3,232)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(2,006)	(27,971)	—	(27,971)
Reissuance of treasury stock	—	—	—	—	—	(24,301)	1,833	26,122	—	1,821
Allocation of equity to noncontrolling interests	—	—	—	—	(8,510)	—	—	—	8,510	—
Accrued member tax distributions	—	—	—	—	(1,204)	—	—	—	—	(1,204)
Stock-based compensation	—	—	—	—	13,634	—	—	—	—	13,634
Net loss	—	—	—	—	—	(900)	—	—	(620)	(1,520)
Balance as of June 30, 2025	18,234	$18	46,696	$47	$129,306	$(75,767)	(1,982)	$(26,127)	$228,126	$255,603

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2023	15,938	$16	47,032	$47	$112,830	$(43,509)	(154)	$(1,127)	$206,132	$274,389
Issuance of Class A common stock related to vesting of restricted stock units	1,177	1	—	—	(1)	—	—	—	—	—
Exercise of stock options	8	—	—	—	40	—	—	—	—	40
Exchange of Class B common stock for Class A common stock	47	—	(47)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(736)	(7,299)	—	(7,299)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(573)	(5,480)	—	(5,480)
Reissuance of treasury stock	—	—	—	—	—	(4,761)	668	6,328	—	1,567
Allocation of equity to noncontrolling interests	—	—	—	—	(3,580)	—	—	—	3,580	—
Accrued member tax distributions	—	—	—	—	(628)	—	—	—	—	(628)
Stock-based compensation	—	—	—	—	11,079	—	—	—	—	11,079
Net loss	—	—	—	—	—	(892)	—	—	(834)	(1,726)
Balance as of June 30, 2024	17,170	$17	46,985	$47	$119,740	$(49,162)	(795)	$(7,578)	$208,878	$271,942

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,520)	$(1,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,883	8,313
Stock-based compensation	11,982	9,977
Provision for doubtful accounts	419	(32)
Loss on disposal of assets	—	9
Noncash lease expense	2,101	1,944
Changes in operating assets and liabilities:
Accounts receivable	11,194	(5,417)
Prepaid expenses and other assets	3,008	(2,466)
Accounts payable	(4,413)	15,608
Accrued liabilities	(8,887)	(3,139)
Accrued compensation	(2,152)	(2,495)
Deferred revenue	5	(108)
Operating lease liabilities	(2,243)	(1,862)
Other liabilities	(1,895)	(399)
Net cash provided by operating activities	16,482	18,207
Cash flows from investing activities:
Purchases of property and equipment	(599)	(1,484)
Capitalized software development costs	(7,923)	(7,274)
Cash paid for acquisitions	(544)	—
Cash paid for investments	(3,500)	—
Net cash used in investing activities	(12,566)	(8,758)
Cash flows from financing activities:
Repurchase of stock related to tax withholdings on vested equity awards	(3,232)	(7,299)
Repurchase of stock related to the stock repurchase program	(28,117)	(5,267)
Payment of member tax distributions	(6,620)	(5,170)
Proceeds from the exercise of stock options	1,821	1,607
Payment of offering costs	—	(34)
Net cash used in financing activities	(36,148)	(16,163)
Net decrease in cash and cash equivalents	(32,232)	(6,714)
Cash and cash equivalents at beginning of period	205,048	216,458
Cash and cash equivalents at end of period	$172,816	$209,744
Supplemental disclosure of cash flow information:
Cash paid for interest	$140	$140
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	1,652	1,102
Operating lease assets obtained in exchange for operating lease liabilities including adjustments	(50)	3,021
Capitalized assets financed by accounts payable and accrued liabilities	1,423	1,224
Deferred offering costs recorded in accounts payable and accrued liabilities	—	292
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
The condensed consolidated statements of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period.
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
The impact of widespread macroeconomic and geopolitical uncertainties, including the impact of bank failures, tariffs and international trade conflict, high interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, pandemics, political cycles, changes in laws and interpretations of laws, international conflicts and acts of terrorism on our business continues to evolve. Many of our estimates and assumptions consider these macroeconomic and geopolitical factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available on the potential impact on our business of global economic and business events, our estimates may change materially in future periods as a result.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Traffic acquisition costs	$29,481	$24,308	$57,393	$43,580
Other platform operations	12,489	10,814	24,657	21,422
Total platform operations	$41,970	$35,122	$82,050	$65,002
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of June 30, 2025, cash equivalents included money market funds of $157.7 million.
Accounts Receivable, Net of Allowances
The following table presents changes in the allowance for doubtful accounts for the six months ended June 30, 2025:

(in thousands)
Balance as of December 31, 2024	$2,065
Provision for doubtful accounts	406
Write-offs, net of recoveries	(862)
Balance as of June 30, 2025	$1,609

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
The following table provides the Company's concentrations of credit risk with respect to advertising agency holding companies and individual customers as a percentage of the Company's total revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advertising Agency Holding Company
A	<10.0%	<10.0%	<10.0%	12.0%
Individual Customer
B	<10.0%	<10.0%	<10.0%	10.3%
As of June 30, 2025, one advertising agency holding company accounted for 13.2% of consolidated accounts receivable. As of December 31, 2024, one advertising agency holding company accounted for 13.9% of consolidated accounts receivable.
As of June 30, 2025, three individual suppliers accounted for 12.5%, 11.7%, and 10.7%, respectively, of consolidated accounts payable and accrued liabilities. As of December 31, 2024, three individual suppliers accounted for 14.0%, 12.6% and 12.6%, respectively, of consolidated accounts payable and accrued liabilities.
Non-Marketable Equity Securities
We hold investments in non-marketable equity securities that represent investments in privately held companies without readily determinable fair values. The Company measures investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes. These investments are included within other assets on our condensed consolidated balance sheets.
As of June 30, 2025, the Company had non-marketable equity investments without readily determinable fair value of $3.5 million. The Company did not record any adjustments to the carrying value resulting from observable price changes and did not record any related impairment for the six months ended June 30, 2025. Additionally, we did not recognize any gains or losses in the value of these investments for the six months ended June 30, 2025.
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
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is designed to enhance the transparency and decision usefulness of annual income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. The effective date for this ASU is for annual periods beginning after December 15, 2024 on a prospective basis, with a retrospective option, and early adoption permitted. The Company is currently evaluating the impact that adoption of this ASU will have on our financial disclosures.
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
3. Revenue
The disaggregation of revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Over-time revenue	$1,564	$1,469	$3,217	$2,427
Point-in-time revenue	76,289	64,397	145,278	116,832
Total revenue	$77,853	$65,866	$148,495	$119,259
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $0.8 million as of June 30, 2025 and $0.8 million as of December 31, 2024. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts. Remaining deferred revenue that is anticipated to be recognized during the succeeding 12 month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of June 30,	As of December 31,
	2025	2024
Capitalized software development costs	$112,222	$101,877
Computer equipment	2,319	1,778
Purchased software	12	12
Furniture, fixtures and office equipment	1,090	1,090
Leasehold improvements	4,686	4,621
Total property, equipment, and software	120,329	109,378
Less: Accumulated depreciation	(86,384)	(77,896)
Total property, equipment, and software, net	$33,945	$31,482
Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Platform operations	$3,541	$3,531	$6,996	$7,057
Sales and marketing	79	—	153	—
Technology and development	717	440	1,307	871
General and administrative	43	176	85	317
Total	$4,380	$4,147	$8,541	$8,245
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
As of June 30, 2025, the Company's operating leases had a weighted-average remaining lease term of approximately five years and a weighted-average incremental borrowing rate of 4.1%. As of December 31, 2024, the Company's operating leases had a weighted-average remaining lease term of approximately six years and a weighted-average incremental borrowing rate of 4.1%.
Cash paid for amounts included in operating lease liabilities was $1.3 million and $2.4 million for the three and six months ended June 30, 2025, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2024, respectively.
The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$1,325	$1,203	$2,526	$2,456
Short-term lease cost	47	8	261	48
Variable lease cost	—	—	—	—
Total lease cost	$1,372	$1,211	$2,787	$2,504

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

As of June 30, 2025, the Company had a remaining contractual obligation of $1.2 million related to a short-term lease to be paid over the following two years. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in the disclosure of short-term lease cost. This lease and other of our short-term leases are not recorded on the Company's condensed consolidated balance sheet due to our accounting policy election for short-term leases.
Future minimum lease payments were as follows:

As of June 30,
Year	2025
Remainder of 2025	$2,830
2026	5,456
2027	5,449
2028	4,117
2029	3,563
Thereafter	4,618
Total undiscounted future lease payments	26,033
Less: Imputed interest	(2,318)
Present value of operating lease liabilities	23,715
Less: Operating lease liabilities, current	(4,725)
Operating lease liabilities, noncurrent	$18,990
6. Intangible Assets, Net
The balances of intangible assets and accumulated amortization were as follows:

	As of June 30, 2025
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.2	$7,986	$(5,237)	$2,750
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	4.0	1,920	(1,414)	506
Total		$12,206	$(8,951)	$3,256

	As of December 31, 2024
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$7,437	$(4,987)	$2,450
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	4.3	1,920	(1,322)	598
Total		$11,657	$(8,609)	$3,048

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Platform operations	$133	$—	$250	$—
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	46	20	92	68
Total	$179	$20	$342	$68
Estimated future amortization of intangible assets was as follows:

As of June 30,
Year	2025
Remainder of 2025	$357
2026	647
2027	634
2028	634
2029	616
Thereafter	368
Total	$3,256
7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
	2025	2024
Accrued traffic acquisition costs	$30,217	$39,985
Other accrued liabilities	8,145	7,367
Total accrued liabilities	$38,362	$47,352
As of June 30, 2025 and December 31, 2024, the Company had a balance of $0.6 million and $0.3 million, respectively, payable to related parties for expenses such related parties incurred on the Company's behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The related expense incurred by the Company was $0.7 million and $1.1 million for the three and six months ended June 30, 2025, respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2024, respectively.
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
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon the selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

(as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The applicable margin is between 1.00% to 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of June 30, 2025 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum; additionally, the Company pays customary letter of credit fees as applicable.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company's ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that the Company maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of June 30, 2025, the Company was in compliance with all applicable covenants under the Amended Loan Agreement.
The Company did not have an outstanding balance under the revolving credit facility as of June 30, 2025 and December 31, 2024.
9. Stockholders' Equity
Stock-based Compensation
The Company is authorized to grant restricted stock units ("RSUs"), incentive stock options, nonqualified stock options ("NQSOs"), stock appreciation rights, restricted stock awards, and performance stock awards under its 2021 Long Term Incentive Plan (the “LTIP”). RSUs granted to employees generally vest over a period of three-to-four years, contingent upon continued employment through the vesting date. RSUs awarded to members of our board of directors (the "board") upon their initial appointment vest over a three-year period on each of the first, second, and third anniversaries of the date of appointment. Board members are also awarded annual grants of RSUs on the date of each annual meeting of Viant's stockholders (the "annual meeting") that vest in full on the earlier of (i) the date of the following year’s annual meeting or (ii) the first anniversary of the date of grant. If board members are appointed on a date other than the date of an annual meeting, such board members will receive a prorated annual grant of RSUs vesting in full on the date of the next annual meeting. As of June 30, 2025, NQSOs generally vest over a period of two-to-four years and have a contractual term of ten years.
As of June 30, 2025, the Company had only granted RSUs and NQSOs under the LTIP. Under the LTIP, 6.6 million shares of Class A common stock remained available for grant as of June 30, 2025.
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Platform operations	$998	$554	$1,890	$960
Sales and marketing	1,819	1,139	3,319	1,894
Technology and development	1,037	651	1,795	1,151
General and administrative	2,489	3,193	4,978	5,972
Total	$6,343	$5,537	$11,982	$9,977
RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2024	4,459	$9.08
Granted	2,509	12.44
Vested	(1,746)	7.11
Canceled/forfeited	(164)	8.56
RSUs outstanding as of June 30, 2025	5,058	$11.44

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

As of June 30, 2025, the Company had unrecognized stock-based compensation relating to RSUs of approximately $53.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.
NQSOs
The following summarizes NQSO activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)
NQSOs outstanding as of December 31, 2024	5,128	$5.94	7.6	$66,959
Granted	—	—
Exercised	(328)	5.56
Canceled	(29)	4.84
Expired	(3)	4.11
NQSOs outstanding as of June 30, 2025	4,768	$5.97	7.2	$34,653

Vested and exercisable	3,770	$5.70	7.2	$28,437
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of June 30, 2025 and December 31, 2024.
As of June 30, 2025, the Company had unrecognized stock-based compensation relating to unvested NQSOs of approximately $4.2 million, which is expected to be recognized over a weighted-average period of 1.1 years.
The assumptions used in the Black-Scholes model to determine the fair value of NQSOs were as follows:

	Three and Six Months Ended June 30,
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
Expected Term. Given the insufficient historical data relating to NQSO exercises, the expected term assumption is based on the simplified method, which uses the midpoint of the weighted-average vesting period and the contractual term. The Company will continue to apply this process until a sufficient amount of historical information regarding the Company’s NQSO exercises becomes available.
Expected Dividend Yield. The Company’s expected dividend yield assumption is zero as it has never paid dividends and has no present intention to do so in the future.
Stock Repurchase Program
On April 23, 2024, the Company's board approved a stock repurchase program with authorization to purchase up to $50 million in shares of the Company's Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, the Company's board authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. As of June 30, 2025, $50.4 million remained available under the stock repurchase program.

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
Shares of Class A common stock and Class B units repurchased by the Company under the stock repurchase program were as follows (in thousands):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Shares	Amount(1)	Shares	Amount(1)
Class A common stock repurchases	816	$10,610	2,006	$27,971
Class B unit repurchases	—	—	—	—
Total repurchases	816	$10,610	2,006	$27,971
(1)Amount includes costs associated with the repurchase such as commissions.
Issuance of Shares
Upon vesting of shares under the LTIP, the Company will issue treasury stock. If treasury stock is not available, newly issued stock will be issued.
10. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate of 21% and blended state tax rate to income before provision of income taxes due to various book-tax differences, including state taxes, noncontrolling interest, tax credits and valuation allowance. For the three and six months ended June 30, 2025, the Company recognized an income tax benefit of $0.3 million and $0.4 million, respectively, attributable to the year-to-date loss and excess tax benefit on vested stock-based compensation, resulting in an effective tax rate of (19.4)% and 22.6%, respectively. For the three months ended June 30, 2024, the Company recognized income tax expense of $0.1 million attributable to the excess tax benefits on vested stock-based compensation resulting in an effective tax rate of 6.2%. For the six months ended June 30, 2024 the Company did not recognize an income tax expense, resulting in an effective tax rate of 0.0%.
As of June 30, 2025, management determined based on applicable accounting standards and the weight of all available evidence, that it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in Viant Technology LLC. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of June 30, 2025. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future, the valuation allowance will be released, which will reduce the provision for income taxes.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic specified research or experimental expenditures and 100% bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the OBBBA will have on its financial statements.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

11. Earnings (Loss) Per Share
For the three and six months ended June 30, 2025 and 2024, basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings (loss) per share has been calculated in a manner consistent with that of basic earnings (loss) per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.
The following table presents the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$1,787	$1,488	$(1,520)	$(1,726)
Less: Net income (loss) attributable to noncontrolling interests	1,497	1,433	(620)	(834)
Net income (loss) attributable to Viant Technology Inc.—basic	$290	$55	$(900)	$(892)
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	90	—	—	—
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	(24)	—	—	—
Net income (loss) attributable to Viant Technology, Inc.—diluted	$356	$55	$(900)	$(892)
Denominator
Weighted-average shares of Class A common stock outstanding—basic	15,996	16,480	16,216	16,214
Effect of dilutive securities:
Restricted stock units	1,497	1,301	—	—
Nonqualified stock options	2,410	1,454	—	—
Weighted-average shares of Class A common stock outstanding—diluted	19,903	19,235	16,216	16,214

Earnings (loss) per share of Class A common stock—basic	$0.02	$0.00	$(0.06)	$(0.05)
Earnings (loss) per share of Class A common stock—diluted	$0.02	$0.00	$(0.06)	$(0.05)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
Restricted stock units	—	—	5,058	4,418
Nonqualified stock options	—	—	4,769	5,840
Shares of Class B common stock	46,696	46,985	46,696	46,985
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	46,696	46,985	56,523	57,243
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
The following table summarizes the ownership of Viant Technology LLC:

	As of June 30, 2025		As of December 31, 2024
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	16,251,978	25.8%	16,368,452	25.9%
Noncontrolling interests	46,696,493	74.2%	46,753,841	74.1%
Total	62,948,471	100.0%	63,122,293	100.0%
During the three and six months ended June 30, 2025, noncontrolling interests exchanged 23,719 and 57,348 Class B units of Viant Technology LLC, respectively, for 23,719 and 57,348 shares of the Company’s Class A common stock, respectively, which also resulted in the cancellation of 23,719 and 57,348 shares of the Company's Class B common stock, respectively, that were previously held by noncontrolling interests with no additional consideration provided.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to Viant Technology Inc.	$290	$55	$(900)	$(892)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(5,565)	(2,577)	(8,510)	(3,580)
Change from net income (loss) attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(5,275)	$(2,522)	$(9,410)	$(4,472)
13. Commitments and Contingencies
Lease Commitments
As of June 30, 2025, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of June 30, 2025, we had non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage and other computing services. As of June 30, 2025, we estimate these obligations to be approximately $7.8 million for the remainder of 2025, $15.2 million in 2026, $10.6 million in 2027, and $2.1 million in 2028.
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of June 30, 2025.

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
Our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments, and AI Measurement and Analysis, our recently released offering which provides accessible measurement and insights via a user-friendly chat interface. Looking ahead, our ViantAI product roadmap features AI Decisioning, which is intended to empower an AI agent to dynamically optimize campaigns in real-time by leveraging advanced ad strategies such as channel allocation, publisher selection, dayparting, and audience discovery.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Our financial results for the three months ended June 30, 2025 and 2024, respectively, include:
•Revenue of $77.9 million and $65.9 million, representing an increase of 18%;
•Gross profit of $35.9 million and $30.7 million, representing an increase of 17%;
•Contribution ex-TAC(1) of $48.4 million and $41.6 million, representing an increase of 16%;
•Net income of $1.8 million and $1.5 million, representing an increase of 20%;
•Non-GAAP net income(1) of $8.0 million and $7.2 million, representing an increase of 11%; and
•Adjusted EBITDA(1) of $11.3 million and $9.6 million, representing an increase of 18%.
Our financial results for the six months ended June 30, 2025 and 2024, respectively, include:
•Revenue of $148.5 million and $119.3 million, representing an increase of 25%;
•Gross profit of $66.4 million and $54.3 million, representing an increase of 22%;
•Contribution ex-TAC(1) of $91.1 million and $75.7 million, representing an increase of 20%;
•Net loss of $1.5 million and $1.7 million, representing an improvement of 12%;
•Non-GAAP net income(1) of $10.8 million and $8.6 million, representing an increase of 26%; and
•Adjusted EBITDA(1) of $16.7 million and $12.7 million, representing an increase of 32%.
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
We evaluate our customers' usage of our platform and assess our market penetration and scale based on changes in revenue, contribution ex-TAC and advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee that we charge customers. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, our revenue grew 25%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue, gross profit and contribution ex-TAC during the six months ended June 30, 2025. For a detailed discussion of our key operating measures, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
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
Impact of Macroeconomic and Geopolitical Conditions
Macroeconomic conditions and geopolitical events, such as pandemics, inflation, high interest rates, tariffs and international trade conflict, tightening of credit markets, recession risks, labor shortages, supply chain disruptions, political cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism, have impacted and may continue to impact our business and the business of our customers, while also disrupting sales channels and advertising and marketing activities. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows, and on our clients, partners, industry and employees. The extent to which these factors impact our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Due to the nature of our business, the effect of these macroeconomic conditions and geopolitical events may not be fully reflected in our results of operations until future periods.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Results of Operations
The following tables present our unaudited condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Statements of Operations Data:
Revenue	$77,853	$65,866	$148,495	$119,259
Operating expenses(1):
Platform operations	41,970	35,122	82,050	65,002
Sales and marketing	15,484	13,088	29,713	25,987
Technology and development	7,691	5,815	14,602	11,047
General and administrative	12,696	12,612	26,977	23,686
Total operating expenses	77,841	66,637	153,342	125,722
Income (loss) from operations	12	(771)	(4,847)	(6,463)
Total other expense (income), net	(1,484)	(2,358)	(2,883)	(4,737)
Income (loss) before income taxes	1,496	1,587	(1,964)	(1,726)
Provision for (benefit from) income taxes	(291)	99	(444)	—
Net income (loss)	1,787	1,488	(1,520)	(1,726)
Less: Net income (loss) attributable to noncontrolling interests	1,497	1,433	(620)	(834)
Net income (loss) attributable to Viant Technology Inc.	$290	$55	$(900)	$(892)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Operating expenses(1):
Platform operations	54%	53%	55%	55%
Sales and marketing	20%	20%	20%	22%
Technology and development	10%	9%	10%	9%
General and administrative	16%	19%	18%	20%
Total operating expenses	100%	101%	103%	105%
Income (loss) from operations	—%	(1)%	(3)%	(5)%
Total other expense (income), net	(2)%	(4)%	(2)%	(4)%
Income (loss) before income taxes	2%	2%	(1)%	(1)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net income (loss)	2%	2%	(1)%	(1)%
Less: Net income (loss) attributable to noncontrolling interests	2%	2%	—%	(1)%
Net income (loss) attributable to Viant Technology Inc.	—%	—%	(1)%	(1)%
*Percentages may not sum due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Stock-based compensation, depreciation and amortization included in operating expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation:
Platform operations	$998	$554	$1,890	$960
Sales and marketing	1,819	1,139	3,319	1,894
Technology and development	1,037	651	1,795	1,151
General and administrative	2,489	3,193	4,978	5,972
Total stock-based compensation	$6,343	$5,537	$11,982	$9,977

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation:
Platform operations	$3,541	$3,531	$6,996	$7,057
Sales and marketing	79	—	153	—
Technology and development	717	440	1,307	871
General and administrative	43	176	85	317
Total depreciation	$4,380	$4,147	$8,541	$8,245

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization:
Platform operations	$133	$—	$250	$—
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	46	20	92	68
Total amortization	$179	$20	$342	$68
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change
	2025	2024	$	%
Revenue	$77,853	$65,866	$11,987	18%
Revenue increased by $12.0 million, or 18%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to a 28% increase in revenue from marketers in the business services, consumer goods, retail and healthcare industry verticals and a net 5% increase in all other industry verticals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Operating Expenses
Platform Operations

	Three Months Ended June 30,		Change
	2025	2024	$	%
Traffic acquisition costs	$29,481	$24,308	$5,173	21%
Other platform operations	12,489	10,814	1,675	15%
Total platform operations	$41,970	$35,122	$6,848	19%
Percentage of revenue	54%	53%
Platform operations expense increased by $6.8 million, or 19%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to a $5.2 million increase in traffic acquisition costs (“TAC”), a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $0.5 million increase in personnel costs, a $0.4 million increase in cloud and data center services in support of our DSP, a $0.4 million increase in stock-based compensation and a $0.3 million increase in data-related costs in support of our DSP.
Sales and Marketing

	Three Months Ended June 30,		Change
	2025	2024	$	%
Sales and marketing	$15,484	$13,088	$2,396	18%
Percentage of revenue	20%	20%
Sales and marketing expense increased by $2.4 million, or 18%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to a $1.3 million increase in personnel costs, a $0.7 million increase in stock-based compensation, a $0.3 million increase in advertising expense and a $0.1 million increase in depreciation expense.
Technology and Development

	Three Months Ended June 30,		Change
	2025	2024	$	%
Technology and development	$7,691	$5,815	$1,876	32%
Percentage of revenue	10%	9%
Technology and development expense increased by $1.9 million, or 32%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to a $0.8 million increase in personnel costs, a $0.4 million increase in stock-based compensation, a $0.3 million increase in depreciation expense, a $0.3 million increase in technology costs in support of our DSP and a $0.1 million increase in professional services.
General and Administrative

	Three Months Ended June 30,		Change
	2025	2024	$	%
General and administrative	$12,696	$12,612	$84	1%
Percentage of revenue	16%	19%
General and administrative expense increased by $0.1 million, or 1%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily due to $0.3 million increase in accounting, legal, and consulting expenses associated with general corporate and compliance matters, a $0.3 million increase in personnel costs, a $0.2 million increase in travel and entertainment expense driven by Company events and employee-related expenses and a $0.1 million increase in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
recruiting fees, partially offset by a $0.7 million decrease in stock-based compensation and a $0.1 million decrease in depreciation expense.
Total Other Expense (Income), Net

	Three Months Ended June 30,		Change
	2025	2024	$	%
Total other expense (income), net	$(1,484)	$(2,358)	$874	(37)%
Percentage of revenue	(2)%	(4)%
Total other income, net decreased by $0.9 million, or 37%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This decrease was due to a decrease in interest income on cash and cash equivalents driven by lower interest rates and lower money market fund balances.
For the three months ended June 30, 2025 and 2024, total interest cost incurred was $0.1 million. Interest costs capitalized during the three months ended June 30, 2025 and 2024 were zero.
Provision For (Benefit From) Income Taxes

	Three Months Ended June 30,		Change
	2025	2024	$	%
Provision for (benefit from) income taxes	$(291)	$99	$(390)	(394)%
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the three months ended June 30, 2025 and 2024. The benefit from income taxes was $0.3 million for the three months ended June 30, 2025, attributable to year-to-date loss and excess tax benefit on vested stock-based compensation, compared to a provision for income taxes of $0.1 million for the three months ended June 30, 2024.
Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,		Change
	2025	2024	$	%
Revenue	$148,495	$119,259	$29,236	25%
Revenue increased by $29.2 million, or 25%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to a 34% increase in revenue from marketers in the business services, consumer goods, retail and healthcare industry verticals, and a net 12% increase in all other industry verticals.
Operating Expenses
Platform Operations

	Six Months Ended June 30,		Change
	2025	2024	$	%
Traffic acquisition costs	$57,393	$43,580	$13,813	32%
Other platform operations	24,657	21,422	3,235	15%
Total platform operations	$82,050	$65,002	$17,048	26%
Percentage of revenue	55%	55%
Platform operations expense increased by $17.0 million, or 26%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to a $13.8 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $0.9 million increase in cloud and data center services in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
support of our DSP, a $0.9 million increase in personnel costs, a $0.9 million increase in stock-based compensation and a $0.5 million increase in data-related costs in support of our DSP.
Sales and Marketing

	Six Months Ended June 30,		Change
	2025	2024	$	%
Sales and marketing	$29,713	$25,987	$3,726	14%
Percentage of revenue	20%	22%
Sales and marketing expense increased by $3.7 million, or 14%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to a $2.5 million increase in personnel costs, a $1.4 million increase in stock-based compensation, a $0.2 million increase in facilities expense, a $0.2 million increase in depreciation expense and a $0.1 million increase in advertising expense, partially offset by a $0.7 million decrease in travel and entertainment expense.
Technology and Development

	Six Months Ended June 30,		Change
	2025	2024	$	%
Technology and development	$14,602	$11,047	$3,555	32%
Percentage of revenue	10%	9%
Technology and development expense increased by $3.6 million, or 32%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to a $1.7 million increase in personnel costs, a $0.7 million increase in technology costs in support of our DSP, a $0.6 million increase in stock-based compensation, a $0.4 million increase in depreciation expense and a $0.2 million increase in professional services.
General and Administrative

	Six Months Ended June 30,		Change
	2025	2024	$	%
General and administrative	$26,977	$23,686	$3,291	14%
Percentage of revenue	18%	20%
General and administrative expense increased by $3.3 million, or 14%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to a $1.7 million increase in travel and entertainment expense driven by Company events and employee-related expenses, a $1.4 million increase in personnel costs, a $0.7 million increase in accounting, legal, and consulting expenses associated with general corporate and compliance matters, a $0.5 million increase in bad debt expense and a $0.2 million increase in recruiting fees partially offset by a $1.0 million decrease in stock-based compensation and a $0.2 million decrease in depreciation expense.
Total Other Expense (Income), Net

	Six Months Ended June 30,		Change
	2025	2024	$	%
Total other expense (income), net	$(2,883)	$(4,737)	$1,854	(39)%
Percentage of revenue	(2)%	(4)%
Total other income, net decreased by $1.9 million, or 39%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily attributable to a $1.5 million decrease in interest income on cash and cash equivalents driven by lower interest rates and lower money market fund balances, as well as Tax Receivable Agreement ("TRA") expense of $0.3 million in the six months ended June 30, 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
For the six months ended June 30, 2025 and 2024, total interest cost incurred was $0.2 million and $0.2 million, respectively. Interest costs capitalized during the six months ended June 30, 2025 and 2024 were zero.
Provision For (Benefit From) Income Taxes

	Six Months Ended June 30,		Change
	2025	2024	$	%
Provision for (benefit from) income taxes	$(444)	$—	$(444)	NM
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the six months ended June 30, 2025 and 2024. The benefit from income taxes was $0.4 million for the six months ended June 30, 2025, attributable to year-to-date loss and excess tax benefit on vested stock-based compensation. We did not recognize an income tax benefit/expense for the six months ended June 30, 2024.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change (%)	2025	2024	Change (%)

	(NM = Not Meaningful)
Operating and Financial Performance Measures
Gross profit	$35,883	$30,744	17%	$66,445	$54,257	22%
Contribution ex-TAC	$48,372	$41,558	16%	$91,102	$75,679	20%
Total operating expenses	$77,841	$66,637	17%	$153,342	$125,722	22%
Non-GAAP operating expenses	$37,089	$31,958	16%	$74,417	$63,004	18%
Net income (loss)	$1,787	$1,488	20%	$(1,520)	$(1,726)	12%
Adjusted EBITDA	$11,283	$9,600	18%	$16,685	$12,675	32%
Net income (loss) as a percentage of gross profit	5%	5%	NM	(2)%	(3)%	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	23%	23%	NM	18%	17%	NM
Non-GAAP net income	$8,012	$7,207	11%	$10,801	$8,555	26%
Earnings (loss) per share—basic	$0.02	$0.00	NM	$(0.06)	$(0.05)	(20)%
Earnings (loss) per share—diluted	$0.02	$0.00	NM	$(0.06)	$(0.05)	(20)%
Non-GAAP earnings (loss) per share—basic	$0.10	$0.08	25%	$0.14	$0.09	56%
Non-GAAP earnings (loss) per share—diluted	$0.09	$0.08	13%	$0.12	$0.09	33%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$77,853	$65,866	$148,495	$119,259
Less: Platform operations	(41,970)	(35,122)	(82,050)	(65,002)
Gross profit	35,883	30,744	66,445	54,257
Add: Other platform operations	12,489	10,814	24,657	21,422
Contribution ex-TAC	$48,372	$41,558	$91,102	$75,679

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
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Platform operations	$41,970	$35,122	$82,050	$65,002
Sales and marketing	15,484	13,088	29,713	25,987
Technology and development	7,691	5,815	14,602	11,047
General and administrative	12,696	12,612	26,977	23,686
Total operating expenses	77,841	66,637	153,342	125,722
Add:
Other expense, net	—	1	325	3
Less:
Traffic acquisition costs	(29,481)	(24,308)	(57,393)	(43,580)
Stock-based compensation	(6,343)	(5,537)	(11,982)	(9,977)
Depreciation and amortization	(4,559)	(4,167)	(8,883)	(8,313)
Restructuring and other(1)	—	(284)	—	(467)
Transaction expense(2)	(369)	(384)	(667)	(384)
TRA remeasurement expense(3)	—	—	(325)	—
Non-GAAP operating expenses	$37,089	$31,958	$74,417	$63,004
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three and six months ended June 30, 2024.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the three and six months ended June 30, 2025 and costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the three and six months ended June 30, 2024.
(3)TRA remeasurement expense reflects the remeasurement of the TRA liability for the six months ended June 30, 2025.
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
The following table presents a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$1,787	$1,488	$(1,520)	$(1,726)
Add back (less):
Interest income, net	(1,484)	(2,359)	(3,208)	(4,740)
Provision for (benefit from) income taxes	(291)	99	(444)	—
Depreciation and amortization	4,559	4,167	8,883	8,313
Stock-based compensation	6,343	5,537	11,982	9,977
Restructuring and other(1)	—	284	—	467
Transaction expense(2)	369	384	667	384
TRA remeasurement expense(3)	—	—	325	—
Adjusted EBITDA	$11,283	$9,600	$16,685	$12,675
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three and six months ended June 30, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the three and six months ended June 30, 2025 and costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the three and six months ended June 30, 2024.
(3)TRA remeasurement expense reflects the remeasurement of the TRA liability for the six months ended June 30, 2025.
The following table presents the calculation of net income (loss) as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross profit	$35,883	$30,744	$66,445	$54,257
Net income (loss)	$1,787	$1,488	$(1,520)	$(1,726)
Net income (loss) as a percentage of gross profit	5%	5%	(2)%	(3)%
Contribution ex-TAC(1)	$48,372	$41,558	$91,102	$75,679
Adjusted EBITDA	$11,283	$9,600	$16,685	$12,675
Adjusted EBITDA as a percentage of contribution ex-TAC	23%	23%	18%	17%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents a reconciliation of net income (loss) to non-GAAP net income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$1,787	$1,488	$(1,520)	$(1,726)
Add back (less):
Stock-based compensation	6,343	5,537	11,982	9,977
Restructuring and other(1)	—	284	—	467
Transaction expense(2)	369	384	667	384
TRA remeasurement expense(3)	—	—	325	—
Income tax benefit (expense) related to Viant Technology Inc.’s share of non-GAAP pre-tax income (loss)(4)	(487)	(486)	(653)	(547)
Non-GAAP net income	$8,012	$7,207	$10,801	$8,555
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three and six months ended June 30, 2024.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the three and six months ended June 30, 2025 and costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the three and six months ended June 30, 2024.
(3)TRA remeasurement expense reflects the remeasurement of the TRA liability for the six months ended June 30, 2025.
(4)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the three and six months ended June 30, 2025 and 2024 is calculated using assumed blended tax rates of 27% and 26%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of shares of Class A common stock such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, restricted stock units ("RSUs") and nonqualified stock options ("NQSOs") are considered potentially dilutive shares of Class A common stock. For the three and six months ended June 30, 2025, Class B common stock has been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted method. For the three and six months ended June 30, 2024, Class B common stock has been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted method.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the periods presented:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net income	$1,787	$—	$1,787	$1,488	$—	$1,488
Adjustments:
Add back: Stock-based compensation	—	6,343	6,343	—	5,537	5,537
Add back: Restructuring and other(1)	—	—	—	—	284	284
Add back: Transaction expense(2)	—	369	369	—	384	384
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(3)	—	(487)	(487)	—	(486)	(486)
Non-GAAP net income	1,787	6,225	8,012	1,488	5,719	7,207
Less: Net income attributable to noncontrolling interests(4)	1,497	4,910	6,407	1,433	4,509	5,942
Net income attributable to Viant Technology Inc.—basic	$290	$1,315	$1,605	$55	$1,210	$1,265
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	90	287	377	—	247	247
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	(24)	(77)	(101)	—	(65)	(65)
Net income attributable to Viant Technology Inc.—diluted	$356	$1,525	$1,881	$55	$1,392	$1,447
Denominator
Weighted-average shares of Class A common stock outstanding —basic	15,996		15,996	16,480		16,480
Effect of dilutive securities:
RSUs	1,497		1,497	1,301		1,301
NQSOs	2,410		2,410	1,454		1,454
Weighted-average shares of Class A common stock outstanding —diluted	19,903		19,903	19,235		19,235

Earnings (loss) per share of Class A common stock—basic	$0.02		$0.10	$0.00		$0.08
Earnings (loss) per share of Class A common stock—diluted	$0.02		$0.09	$0.00		$0.08

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	—		—	—		—
NQSOs	—		—	—		—
Shares of Class B common stock	46,696		46,696	46,985		46,985
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	46,696		46,696	46,985		46,985

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the three months ended June 30, 2024.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the three months ended June 30, 2025 and costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the three months ended June 30, 2024.
(3)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the three months ended June 30, 2025 and 2024 is calculated using assumed blended tax rates of 27% and 26%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(4)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation, restructuring and other charges and transaction expense attributed to the noncontrolling interests outstanding during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(1,520)	$—	$(1,520)	$(1,726)	$—	$(1,726)
Adjustments:
Add back: Stock-based compensation	—	11,982	11,982	—	9,977	9,977
Add back: Restructuring and other(1)	—	—	—	—	467	467
Add back: Transaction expense(2)	—	667	667	—	384	384
Add back: TRA remeasurement expense(3)	—	325	325	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(4)	—	(653)	(653)	—	(547)	(547)
Non-GAAP net income (loss)	(1,520)	12,321	10,801	(1,726)	10,281	8,555
Less: Net income (loss) attributable to noncontrolling interests(5)	(620)	9,215	8,595	(834)	7,857	7,023
Net income (loss) attributable to Viant Technology Inc.—basic	$(900)	$3,106	$2,206	$(892)	$2,424	$1,532
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	495	495	—	311	311
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	(134)	(134)	—	(82)	(82)
Net income (loss) attributable to Viant Technology Inc.—diluted	$(900)	$3,467	$2,567	$(892)	$2,653	$1,761
Denominator
Weighted-average shares of Class A common stock outstanding —basic	16,216		16,216	16,214		16,214
Effect of dilutive securities:
RSUs	—		2,222	—		1,732
NQSOs	—		2,749	—		1,252
Weighted-average shares of Class A common stock outstanding —diluted	16,216		21,187	16,214		19,198

Earnings (loss) per share of Class A common stock—basic	$(0.06)		$0.14	$(0.05)		$0.09
Earnings (loss) per share of Class A common stock—diluted	$(0.06)		$0.12	$(0.05)		$0.09

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	5,058		—	4,418		—
NQSOs	4,769		—	5,840		—
Shares of Class B common stock	46,696		46,696	46,985		46,985
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	56,523		46,696	57,243		46,985
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the six months ended June 30, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the six months ended June 30, 2025 and costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the six months ended June 30, 2024.
(3)TRA remeasurement expense reflects the remeasurement of the TRA liability for the six months ended June 30, 2025.
(4)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the six months ended June 30, 2025 and 2024 is calculated using assumed blended tax rates of 27% and 26%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(5)The adjustment to net income (loss) attributable to noncontrolling interests represents stock-based compensation, restructuring and other charges, and transaction expense attributed to the noncontrolling interests outstanding during the period.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $172.8 million and working capital, consisting of current assets less current liabilities, of $192.4 million, compared to cash and cash equivalents of $205.0 million and working capital of $217.0 million as of December 31, 2024.
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
Our primary uses of cash are capital expenditures to develop our technology in support of enhancing our platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; the payment of debt obligations used to finance our operations, capital expenditures, platform development and rapid growth; future minimum payments under our non-cancelable operating leases; repurchases under the stock repurchase program; and acquisitions and investments. We intend to continue investing in critical areas of our business for the remainder of 2025 to further accelerate demand for our product and growth across the platform.
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
Commitments
As of June 30, 2025, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $2.8 million for the remainder of 2025, $5.5 million in 2026, $5.4 million in 2027, $4.1 million in 2028, and $3.6 million in 2029, and non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $7.8 million for the remainder of 2025, $15.2 million in 2026, $10.6 million in 2027, and $2.1 million in 2028.
We did not have any other off-balance sheet arrangements as of June 30, 2025 other than the minimum payments under the operating leases, hosting arrangements and the indemnification agreements described above and in Note 13—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Income Taxes and Tax Receivable Agreement
In connection with the initial public offering ("IPO"), we entered into a TRA with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021, as described under Note 10—Income Taxes and Tax Receivable Agreement to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As of June 30, 2025, we concluded that it was not more likely than not that our deferred tax assets subject to the TRA will be realized. Therefore, we have not recorded a liability related to the remaining tax savings we may realize from utilization of such deferred tax assets except for $0.3 million related to the current portion of the TRA. The total unrecorded liability for the TRA

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
is approximately $10.8 million as of June 30, 2025. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA.
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
Stock Repurchase Program
On April 23, 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of our Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, our board of directors authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. During the three and six months ended June 30, 2025, we repurchased 0.8 million and 2.0 million shares of our Class A common stock, respectively, for an aggregate amount of $10.6 million and $28.0 million, respectively, including costs associated with the repurchases. As of June 30, 2025, $50.4 million remained available under the stock repurchase program for Class A common stock and Class B unit repurchases. For additional information related to share repurchases, refer to Note 9—Stockholders' Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Revolving Credit Facility
As of June 30, 2025, our Amended Loan Agreement provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of June 30, 2025 and December 31, 2024, there was no outstanding balance and up to $74.1 million of undrawn availability under the revolving credit facility.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of June 30, 2025, the Company was in compliance with all applicable covenants under the Amended Loan Agreement. We do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months from the date of this report.
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Cash Flows
Cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows included in Item 1 of this Quarterly Report, are summarized in the following table for the periods presented:

	Six Months Ended June 30,
	2025	2024
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$16,482	$18,207
Cash flows used in investing activities	(12,566)	(8,758)
Cash flows used in financing activities	(36,148)	(16,163)
Net decrease in cash and cash equivalents	$(32,232)	$(6,714)
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
Cash flows provided by operating activities was $16.5 million for the six months ended June 30, 2025, resulting primarily from net loss of $1.5 million; noncash add back adjustments to net loss of $23.4 million, including $12.0 million for stock-based compensation, $8.9 million for depreciation and amortization and $2.1 million for noncash lease expense; and a decrease of $5.4 million from changes in working capital, primarily including a net increase of $14.2 million in accounts receivable, prepaid assets and other assets related to higher sales and timing of customer collections due to seasonal fluctuations, as well as a net decrease of $15.5 million in accounts payable, accrued liabilities and accrued compensation related to timing of payments.
During the six months ended June 30, 2024, cash flows provided by operating activities of $18.2 million resulted primarily from net loss of $1.7 million offset by noncash add back adjustments to net loss of $20.2 million primarily comprised of $10.0 million for stock-based compensation, $8.3 million for depreciation and amortization and $1.9 million for noncash lease expense as well as an increase from changes in working capital (excluding deferred revenue, operating lease liabilities and other liabilities) of $2.1 million.
Cash Flows Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our technology in support of enhancing our platform, cash paid for acquisitions and investments and purchases of property and equipment in support of our growth. We capitalize certain costs associated with creating and enhancing internally developed software related to our technology infrastructure that are recorded within property, equipment, and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to platform development projects. Purchases of property and equipment and capitalized software development costs may vary from period-to-period due to the timing of the expansion of our operations, the addition or reduction of headcount and the timing of our platform development cycles. As a result of capitalization of stock-based compensation in future periods and the growth of our business, we expect our capital expenditures and our investment activity to continue to increase.
Cash flows used in investing activities was $12.6 million for the six months ended June 30, 2025, resulting primarily from $7.9 million of investments in capitalized software to develop our technology in support of enhancing our platform, $3.5 million of cash paid for investments, $0.5 million of cash paid for acquisitions and $0.6 million of purchases of property and equipment.
During the six months ended June 30, 2024, cash flows used in investing activities of $8.8 million resulted from $7.3 million of investments in capitalized software development costs and $1.5 million of purchases of property and equipment.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Cash flows used in financing activities was $36.1 million for the six months ended June 30, 2025, resulting primarily from $28.1 million for the repurchase of stock related to the stock repurchase program, $3.2 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards and $6.6 million for payments related to member tax distributions, partially offset by $1.8 million of proceeds related to the exercise of stock options.
During the six months ended June 30, 2024, cash used in financing activities of $16.2 million resulted from $7.3 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards, $5.3 million for the repurchase of stock related to the stock repurchase program, $5.2 million for payments related to member tax distributions partially offset by $1.6 million of proceeds related to the exercise of stock options.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2025, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The effects of macroeconomic conditions and geopolitical events, such as inflation, tariffs, high interest rates and other adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition.
Our business and operations have been and could in the future be adversely affected by macroeconomic conditions and geopolitical events, such as bank failures, high interest rates, inflationary pressures, tariffs, labor shortages, shortages of goods and services, supply chain constraints, pandemics, political cycles, changes in laws and interpretations of laws, and potential disruptions from international conflicts and acts of terrorism. A recession, depression, or other economic slowdown resulting from macroeconomic conditions and geopolitical events could materially and adversely affect our business and that of our customers or potential customers and our results could fluctuate unpredictably.
Our business depends on the overall demand for advertising and on the economic health of our customers that benefit from our platform. Economic downturns or unstable market conditions may cause our customers to decrease their advertising budgets, which could reduce usage of our platform and adversely affect our business, operating results and financial condition. Our customers’ and potential customers’ businesses or cash flows have recently been and may continue to be negatively impacted by the economic uncertainty related to, among other things, pandemics, bank failures, inflation and monetary supply shifts, labor shortages, supply disruptions, tariffs, tightening of credit markets, political cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives, and potential disruptions from international conflicts and acts of terrorism, which has led and may continue to lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our customers pay us on time, or at all, and we may not be able to renegotiate better terms. As a result, our financial condition and results of operations have in the past and may in the future be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by macroeconomic conditions and geopolitical events.
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
We had approximately 381 employees as of June 30, 2025. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
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
We use AI, machine learning, and automated decision-making technologies, including our ViantAI product suite, (collectively, “AI Technologies”) throughout our business, and are making significant investments in this area. For example, our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments, and AI Measurement and Analysis, our recently released offering which provides accessible measurement and insights via a user-friendly chat interface. Looking ahead, our ViantAI product roadmap features AI Decisioning, which is intended to empower an AI agent to dynamically optimize campaigns in real-time by leveraging advanced ad strategies such as channel allocation, publisher selection, dayparting, and audience discovery.
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
We are a holding company, and our only business is to act as the managing member of Viant Technology LLC, and our only material assets are Class A units representing approximately 25.8% of the membership interests of Viant Technology LLC as of June 30, 2025. We do not have any independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will depend upon the financial results and cash flows of Viant Technology LLC.
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
Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. In particular, we offer our customers a choice of two different pricing options: a percentage of spend option and a fixed CPM pricing option. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. Our revenue and contribution ex-TAC vary across these different pricing and service options, and therefore our results may vary based on the mix of pricing and service options chosen by customers in any given period. Contribution ex-TAC is a non-GAAP financial measure. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.” The varying nature of our pricing mix between periods may make it more difficult for us to forecast our future operating results. Further, variation in our pricing mix may make it more difficult to make comparisons between prior, current and future periods. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Fluctuations in our operating results could cause our performance to fall below the expectations of securities analysts and investors and adversely affect the price of our Class A common stock. Because our business is changing and evolving rapidly, and the macroeconomic and geopolitical environment continues to evolve as a result of pandemics, bank failures, labor shortages, supply chain disruptions, tariffs, inflation and monetary supply shifts, high interest rates, tightening of credit markets, political cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism, our historical operating results may not be necessarily indicative of our future operating results. In addition to changes in terms of mix of our different pricing options, factors that may cause our operating results to fluctuate include the following:
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
•changes in the economic prospects of marketers or the economy generally (due to pandemics, labor shortages, supply chain disruptions, tariffs, inflation and monetary supply shifts, high interest rates, tightening of credit markets, political cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism or otherwise), which could alter marketers’ spending priorities, or could increase the time or costs required to complete advertising inventory sales;
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
Through their ownership of common stock, the Vanderhook Parties control approximately 71% of the voting power of our common stock in the election of directors as of June 30, 2025. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.
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
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In April 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50.0 million of our Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, our board of directors authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. For additional information related to share repurchases, refer to Note 9—Stockholders' Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
In addition to shares repurchased under the stock repurchase program, during the second quarter of 2025, we repurchased shares of Class A common stock in connection with the vesting of restricted stock units to provide the holders of such restricted stock units with cash to satisfy the estimated taxes incidental to the vesting of the related awards.
The following table summarizes shares repurchased during the periods presented:

Period	Total Number of Class A Shares Purchased	Total Number of Class B Units Purchased	Average Price Paid per Class A Share(1)	Average Price Paid per Class B Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
4/1/25 to 4/30/25	556,493	—	$12.94	$—	556,493	$3,957
5/1/25 to 5/31/25	154,552	—	$14.24	$—	154,552	$51,760
6/1/25 to 6/30/25	104,541	—	$13.19	$—	104,541	$50,382
Total	815,586	—			815,586
(1)For shares of Class A common stock repurchased under the publicly announced stock repurchase program, average price paid per share includes costs associated with such repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)On June 2, 2025, Larry Madden, our Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 300,095 shares of the Company’s Class A common stock, including up to 136,628 shares to be issued upon the vesting of restricted stock units, which will be reduced by the number of shares withheld or sold at the direction of the Company to cover taxes, if any, through March 31, 2026. During the three months ended June 30, 2025, no other director or "officer" (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

VIANT TECHNOLOGY INC.

Date: August 11, 2025	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)