Form 10-Q
period 2025-09-30
Viant Technology Inc.
filed 2025-11-10
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
As of November 7, 2025, there were 16,678,890 shares and 45,754,716 shares of the registrant’s Class A and Class B common stock, respectively, $0.001 par value per share, outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$85,582	$79,922	$234,077	$199,181
Operating expenses:
Platform operations	45,743	44,598	127,793	109,600
Sales and marketing	16,740	13,007	46,453	38,994
Technology and development	7,703	5,631	22,305	16,678
General and administrative	11,165	12,648	38,142	36,334
Total operating expenses	81,351	75,884	234,693	201,606
Income (loss) from operations	4,231	4,038	(616)	(2,425)
Other expense (income), net:
Interest income, net	(1,463)	(2,407)	(4,671)	(7,147)
Other expense, net	—	1	325	4
Total other expense (income), net	(1,463)	(2,406)	(4,346)	(7,143)
Income before income taxes	5,694	6,444	3,730	4,718
Provision for (benefit from) income taxes	541	(14)	97	(14)
Net income	5,153	6,458	3,633	4,732
Less: Net income attributable to noncontrolling interests	4,157	4,951	3,537	4,117
Net income attributable to Viant Technology Inc.	$996	$1,507	$96	$615
Earnings (loss) per share of Class A common stock:
Basic	$0.06	$0.09	$0.01	$0.04
Diluted	$0.06	$0.09	$0.00	$0.04
Weighted-average shares of Class A common stock outstanding:
Basic	16,331	16,290	16,255	16,240
Diluted	19,179	19,993	20,736	16,240
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$161,286	$205,048
Accounts receivable, net of allowances	142,799	146,951
Prepaid expenses and other current assets	9,498	10,490
Total current assets	313,583	362,489
Property, equipment, and software, net	35,168	31,482
Operating lease assets, net	20,607	23,663
Intangible assets, net	3,077	3,048
Goodwill	19,190	19,190
Other assets	4,261	932
Total assets	$395,886	$440,804
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$60,914	$71,320
Accrued liabilities	38,509	47,352
Accrued compensation	11,779	11,513
Deferred revenue	611	581
Current portion of operating lease liabilities	4,896	4,730
Other current liabilities	3,035	9,955
Total current liabilities	119,744	145,451
Long-term debt	—	—
Long-term portion of operating lease liabilities	17,732	21,278
Total liabilities	137,476	166,729
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 18,233,793 and 17,933,825	18	18
Outstanding — 16,648,444 and 16,368,452
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 45,754,716 and 46,753,841	46	47
Additional paid-in capital	133,865	125,386
Accumulated deficit	(90,294)	(50,566)
Treasury stock, at cost; 1,585,349 and 1,565,373 shares held	(20,316)	(21,046)
Total stockholders’ equity attributable to Viant Technology Inc.	23,319	53,839
Noncontrolling interests	235,091	220,236
Total equity	258,410	274,075
Total liabilities and stockholders’ equity	$395,886	$440,804
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of June 30, 2025	18,234	$18	46,696	$47	$129,306	$(75,767)	(1,982)	$(26,127)	$228,126	$255,603
Issuance of Class A common stock related to vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	942	1	(942)	(1)	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	—	—	—	—
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(1,025)	(9,974)	—	(9,974)
Retirement of treasury stock	(942)	(1)	—	—	—	(8,999)	942	9,000	—	—
Reissuance of treasury stock	—	—	—	—	—	(6,524)	480	6,785	—	261
Allocation of equity to noncontrolling interests	—	—	—	—	(2,808)	—	—	—	2,808	—
Accrued member tax distributions	—	—	—	—	3	—	—	—	—	3
Stock-based compensation	—	—	—	—	7,364	—	—	—		7,364
Net income	—	—	—	—	—	996	—	—	4,157	5,153
Balance as of September 30, 2025	18,234	$18	45,755	$46	$133,865	$(90,294)	(1,585)	$(20,316)	$235,091	$258,410

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of June 30, 2024	17,170	$17	46,985	$47	$119,740	$(49,162)	(795)	$(7,578)	$208,878	$271,942
Issuance of Class A common stock related to vesting of restricted stock units	118	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	135	—	(135)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(118)	(1,185)	—	(1,185)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(564)	(6,119)	—	(6,119)
Reissuance of treasury stock	—	—	—	—	—	(2,394)	278	2,691	—	297
Allocation of equity to noncontrolling interests	—	—	—	—	(3,974)	—	—	—	3,974	—
Accrued member tax distributions	—	—	—	—	(137)	—	—	—	—	(137)
Stock-based compensation	—	—	—	—	5,968	—	—	—	—	5,968
Net income	—	—	—	—	—	1,507	—	—	4,951	6,458
Balance as of September 30, 2024	17,423	$17	46,850	$47	$121,597	$(50,049)	(1,199)	$(12,191)	$217,803	$277,224
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2024	17,934	$18	46,754	$47	$125,386	$(50,566)	(1,565)	$(21,046)	$220,236	$274,075
Issuance of Class A common stock related to vesting of restricted stock units	243	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	999	1	(999)	(1)	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(243)	(3,232)	—	(3,232)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(3,031)	(37,945)	—	(37,945)
Retirement of treasury stock	(942)	(1)	—	—	—	(8,999)	942	9,000	—	—
Reissuance of treasury stock	—	—	—	—	—	(30,825)	2,312	32,907	—	2,082
Allocation of equity to noncontrolling interests	—	—	—	—	(11,318)	—	—	—	11,318	—
Accrued member tax distributions	—	—	—	—	(1,201)	—	—	—	—	(1,201)
Stock-based compensation	—	—	—	—	20,998	—	—	—	—	20,998
Net income	—	—	—	—	—	96	—	—	3,537	3,633
Balance as of September 30, 2025	18,234	$18	45,755	$46	$133,865	$(90,294)	(1,585)	$(20,316)	$235,091	$258,410

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2023	15,938	$16	47,032	$47	$112,830	$(43,509)	(154)	$(1,127)	$206,132	$274,389
Issuance of Class A common stock related to vesting of restricted stock units	1,295	1	—	—	(1)	—	—	—	—	—
Exercise of stock options	8	—	—	—	40	—	—	—	—	40
Exchange of Class B common stock for Class A common stock	182	—	(182)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(854)	(8,484)	—	(8,484)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(1,137)	(11,599)	—	(11,599)
Reissuance of treasury stock	—	—	—	—	—	(7,155)	946	9,019	—	1,864
Allocation of equity to noncontrolling interests	—	—	—	—	(7,554)	—	—	—	7,554	—
Accrued member tax distributions	—	—	—	—	(765)	—	—	—	—	(765)
Stock-based compensation	—	—	—	—	17,047	—	—	—	—	17,047
Net income	—	—	—	—	—	615	—	—	4,117	4,732
Balance as of September 30, 2024	17,423	$17	46,850	$47	$121,597	$(50,049)	(1,199)	$(12,191)	$217,803	$277,224

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,633	$4,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,690	12,351
Stock-based compensation	18,410	15,306
Provision for doubtful accounts	23	876
Loss on disposal of assets	3	21
Noncash lease expense	3,062	2,983
Changes in operating assets and liabilities:
Accounts receivable	4,127	(19,050)
Prepaid expenses and other assets	1,163	(3,705)
Accounts payable	(10,476)	18,750
Accrued liabilities	(8,768)	5,757
Accrued compensation	(476)	(705)
Deferred revenue	30	29
Operating lease liabilities	(3,386)	(3,199)
Other liabilities	(1,504)	1,130
Net cash provided by operating activities	19,531	35,276
Cash flows from investing activities:
Purchases of property and equipment	(825)	(2,280)
Capitalized software development costs	(12,564)	(11,141)
Cash paid for acquisitions	(549)	—
Cash paid for investments	(3,500)	—
Net cash used in investing activities	(17,438)	(13,421)
Cash flows from financing activities:
Repurchase of stock related to tax withholdings on vested equity awards	(3,232)	(8,484)
Repurchase of stock related to the stock repurchase program	(38,090)	(11,468)
Payment of member tax distributions	(6,617)	(5,306)
Proceeds from the exercise of stock options	2,084	1,903
Payment of offering costs	—	(326)
Net cash used in financing activities	(45,855)	(23,681)
Net decrease in cash and cash equivalents	(43,762)	(1,826)
Cash and cash equivalents at beginning of period	205,048	216,458
Cash and cash equivalents at end of period	$161,286	$214,632
Supplemental disclosure of cash flow information:
Cash paid for interest	$211	$211
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	2,588	1,741
Operating lease assets obtained in exchange for operating lease liabilities including adjustments	6	4,630
Capitalized assets financed by accounts payable and accrued liabilities	1,469	1,157
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
The condensed consolidated statements of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period.
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, primarily those related to revenue recognition, stock-based compensation, income taxes, allowances for doubtful accounts, the useful lives of capitalized software development costs and other

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

property, equipment, and software and assumptions used in the impairment analyses of long-lived assets, investments and goodwill. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Comprehensive Income
For the periods presented, net income is equal to comprehensive income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Traffic acquisition costs	$32,592	$32,570	$89,985	$76,150
Other platform operations	13,151	12,028	37,808	33,450
Total platform operations	$45,743	$44,598	$127,793	$109,600
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of September 30, 2025, cash equivalents included money market funds of $149.8 million.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Accounts Receivable, Net of Allowances
The following table presents changes in the allowance for doubtful accounts for the nine months ended September 30, 2025:

(in thousands)
Balance as of December 31, 2024	$2,065
Provision for doubtful accounts	10
Write-offs, net of recoveries	(1,190)
Balance as of September 30, 2025	$885
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
The following table provides the Company's concentrations of credit risk with respect to advertising agency holding companies and individual customers as a percentage of the Company's total revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advertising Agency Holding Company
A	<10.0%	<10.0%	<10.0%	10.8%
Individual Customer
B	<10.0%	12.5%	<10.0%	<10.0%
As of September 30, 2025, one advertising agency holding company accounted for 11.0% of consolidated accounts receivable. As of December 31, 2024, one advertising agency holding company accounted for 13.9% of consolidated accounts receivable.
As of September 30, 2025, one individual supplier accounted for 14.1% of consolidated accounts payable and accrued liabilities. As of December 31, 2024, three individual suppliers accounted for 14.0%, 12.6% and 12.6%, respectively, of consolidated accounts payable and accrued liabilities.
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
As of September 30, 2025, the Company had non-marketable equity investments without readily determinable fair value of $3.5 million. The Company did not record any adjustments to the carrying value resulting from observable price changes and did not record any related impairment for the nine months ended September 30, 2025. Additionally, we did not recognize any gains or losses in the value of these investments for the nine months ended September 30, 2025.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

JOBS Act Election as an Emerging Growth Company
On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.235 billion in annual gross revenues, has issued $1 billion or less of non-convertible debt over a three-year period and is not deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (“SEC”). The Company will remain an emerging growth company until December 31, 2026, or sooner if it no longer qualifies. The Company has elected to take advantage of the benefits of this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period provided by Securities Act Section 7(a)(2)(B).
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
Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update clarify and modernize the accounting for costs related to internal-use software, affecting when an entity is required to start capitalizing software costs. The effective date for this ASU is for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of these amendments.
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
3. Revenue
The disaggregation of revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Over-time revenue	$1,981	$1,438	$5,198	$3,865
Point-in-time revenue	83,601	78,484	228,879	195,316
Total revenue	$85,582	$79,922	$234,077	$199,181
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $0.7 million as of September 30, 2025 and $0.8 million as of December 31, 2024. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts. Remaining deferred revenue that is anticipated to be recognized during the succeeding 12 month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.
4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of September 30,	As of December 31,
	2025	2024
Capitalized software development costs	$117,831	$101,877
Computer equipment	2,518	1,778
Purchased software	12	12
Furniture, fixtures and office equipment	1,123	1,090
Leasehold improvements	3,811	4,621
Total property, equipment, and software	125,295	109,378
Less: Accumulated depreciation	(90,127)	(77,896)
Total property, equipment, and software, net	$35,168	$31,482
Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Platform operations	$3,627	$3,383	$10,623	$10,440
Sales and marketing	81	—	234	—
Technology and development	873	432	2,180	1,303
General and administrative	47	203	132	520
Total	$4,628	$4,018	$13,169	$12,263
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
As of September 30, 2025, the Company's operating leases had a weighted-average remaining lease term of approximately five years and a weighted-average incremental borrowing rate of 4.1%. As of December 31, 2024, the Company's operating leases had a weighted-average remaining lease term of approximately six years and a weighted-average incremental borrowing rate of 4.1%.
Cash paid for amounts included in operating lease liabilities was $1.6 million and $4.0 million for the three and nine months ended September 30, 2025, respectively, and $1.4 million and $3.8 million for the three and nine months ended September 30, 2024, respectively.
The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$1,373	$1,030	$3,899	$3,486
Short-term lease cost	230	325	491	373
Variable lease cost	—	—	—	—
Total lease cost	$1,603	$1,355	$4,390	$3,859
As of September 30, 2025, the Company had a remaining contractual obligation of $1.2 million related to a short-term lease to be paid over the following 1.4 years. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in the disclosure of short-term lease cost. This lease and other of our short-term leases are not recorded on the Company's condensed consolidated balance sheet due to our accounting policy election for short-term leases.
Future minimum lease payments were as follows:

As of September 30,
Year	2025
Remainder of 2025	$1,315
2026	5,662
2027	5,449
2028	4,117
2029	3,563
Thereafter	4,619
Total undiscounted future lease payments	24,725
Less: Imputed interest	(2,097)
Present value of operating lease liabilities	22,628
Less: Operating lease liabilities, current	(4,896)
Operating lease liabilities, noncurrent	$17,732

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

6. Intangible Assets, Net
The balances of intangible assets and accumulated amortization were as follows:

	As of September 30, 2025
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.0	$7,986	$(5,368)	$2,618
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	3.8	1,920	(1,461)	459
Total		$12,206	$(9,129)	$3,077

	As of December 31, 2024
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$7,437	$(4,987)	$2,450
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	4.3	1,920	(1,322)	598
Total		$11,657	$(8,609)	$3,048
Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Platform operations	$133	$—	$383	$—
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	46	20	138	88
Total	$179	$20	$521	$88
Estimated future amortization of intangible assets was as follows:

As of September 30,
Year	2025
Remainder of 2025	$178
2026	647
2027	634
2028	634
2029	616
Thereafter	368
Total	$3,077

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of September 30,	As of December 31,
	2025	2024
Accrued traffic acquisition costs	$30,745	$39,985
Other accrued liabilities	7,764	7,367
Total accrued liabilities	$38,509	$47,352
As of September 30, 2025 and December 31, 2024, the Company had a balance of $0.3 million and $0.3 million, respectively, payable to related parties for expenses such related parties incurred on the Company's behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The related expense incurred by the Company was $0.6 million and $1.7 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively.
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
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon the selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate (as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The applicable margin is between 1.00% to 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of September 30, 2025 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum; additionally, the Company pays customary letter of credit fees as applicable.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company's ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that the Company maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of September 30, 2025, the Company was in compliance with all applicable covenants under the Amended Loan Agreement.
The Company did not have an outstanding balance under the revolving credit facility as of September 30, 2025 and December 31, 2024.
9. Stockholders' Equity
Stock-based Compensation
The Company is authorized to grant restricted stock units ("RSUs"), incentive stock options, nonqualified stock options ("NQSOs"), stock appreciation rights, restricted stock awards, and performance stock awards under its 2021 Long Term Incentive Plan (the “LTIP”). RSUs granted to employees generally vest over a period of two-to-four years, contingent upon continued employment through the vesting date. RSUs awarded to members of our board of directors (the "board") upon their initial appointment vest over a three-year period on each of the first, second, and third anniversaries of the date of appointment. Board members are also awarded annual grants of RSUs on the date of each annual meeting of Viant's stockholders (the "annual meeting") that vest in full on the earlier of (i) the date of the following year’s annual meeting or (ii) the first anniversary of the date of grant. If board members are appointed

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

on a date other than the date of an annual meeting, such board members will receive a prorated annual grant of RSUs vesting in full on the date of the next annual meeting. As of September 30, 2025, NQSOs generally vest over a period of two-to-four years and have a contractual term of ten years.
As of September 30, 2025, the Company had only granted RSUs and NQSOs under the LTIP. Under the LTIP, 6.6 million shares of Class A common stock remained available for grant as of September 30, 2025.
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Platform operations	$1,025	$553	$2,915	$1,513
Sales and marketing	1,770	1,180	5,089	3,074
Technology and development	1,091	693	2,886	1,844
General and administrative	2,542	2,903	7,520	8,875
Total	$6,428	$5,329	$18,410	$15,306
RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2024	4,459	$9.08
Granted	2,600	12.35
Vested	(2,166)	7.75
Canceled/forfeited	(285)	9.46
RSUs outstanding as of September 30, 2025	4,608	$11.53
As of September 30, 2025, the Company had unrecognized stock-based compensation relating to RSUs of approximately $46.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.
NQSOs
The following summarizes NQSO activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)
NQSOs outstanding as of December 31, 2024	5,128	$5.94	7.6	$66,959
Granted	—	—
Exercised	(387)	5.38
Canceled	(39)	4.90
Expired	(3)	4.11
NQSOs outstanding as of September 30, 2025	4,699	$5.99	6.9	$13,202

Vested and exercisable	3,965	$5.77	6.8	$11,807
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of September 30, 2025 and December 31, 2024.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

As of September 30, 2025, the Company had unrecognized stock-based compensation relating to unvested NQSOs of approximately $3.1 million, which is expected to be recognized over a weighted-average period of 0.9 years.
The assumptions used in the Black-Scholes model to determine the fair value of NQSOs were as follows:

	Three and Nine Months Ended September 30,
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
Stock Repurchase Program
On April 23, 2024, the Company's board approved a stock repurchase program with authorization to purchase up to $50 million in shares of the Company's Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, the Company's board authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. As of September 30, 2025, $40.4 million remained available under the stock repurchase program.
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
Shares of Class A common stock and Class B units repurchased by the Company under the stock repurchase program were as follows (in thousands):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Shares	Amount(1)	Shares	Amount(1)
Class A common stock repurchases	1,025	$9,974	3,031	$37,945
Class B unit repurchases	—	—	—	—
Total repurchases	1,025	$9,974	3,031	$37,945
(1)Amount includes costs associated with the repurchase such as commissions.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Issuance of Shares
Upon vesting of shares under the LTIP, the Company will issue treasury stock. If treasury stock is not available, newly issued stock will be issued.
10. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount computed by applying the applicable U.S. statutory federal income tax rate of 21% and blended state tax rate to income before provision of income taxes due to various book-tax differences, including state taxes, noncontrolling interest, tax credits and valuation allowance. For the three and nine months ended September 30, 2025, the Company recognized an income tax expense of $0.5 million and $0.1 million, respectively, attributable to the year-to-date income, resulting in an effective tax rate of 9.5% and 2.6%, respectively. For the three and nine months ended September 30, 2024, the Company recognized an income tax benefit that was de minimis and effective tax rates of (0.2)% and (0.3)%, respectively.
As of September 30, 2025, management determined based on applicable accounting standards and the weight of all available evidence, that it was not more likely than not (“MLTN”) that the Company will generate sufficient taxable income to realize its deferred tax assets including the difference in tax basis in excess of the financial reporting value for its investment in Viant Technology LLC. Consequently, the Company has established a full valuation allowance against its deferred tax assets as of September 30, 2025. We intend to continue maintaining a full valuation allowance against our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the valuation allowance. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that all or a portion of the valuation allowance will no longer be required. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve. In the event that management subsequently determines that it is MLTN that the Company will realize its deferred tax assets in the future, the valuation allowance will be released.
In connection with its initial public offering ("IPO"), the Company entered into a Tax Receivable Agreement ("TRA") with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021. Due to the valuation allowance, the Company has not recorded a liability related to the remaining tax savings it may realize from utilization of the deferred tax assets except for $0.3 million related to the current portion of the TRA. The total unrecorded liability for the TRA is approximately $13.2 million as of September 30, 2025. If utilization of the deferred tax assets subject to the TRA becomes MLTN in the future, the Company will release the valuation allowance and record a liability related to the TRA.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic specified research or experimental expenditures and 100% bonus depreciation on eligible property acquired after January 19, 2025. For the year ending December 31, 2025, the most impactful component of the OBBBA is expected to be the immediate expense of domestic specified research or experimental expenditures. We will continue to apply OBBBA tax law changes as required or elected in future years.
11. Earnings (Loss) Per Share
For the three and nine months ended September 30, 2025 and 2024, basic earnings (loss) per share has been calculated by dividing net income attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings (loss) per share has been calculated in a manner consistent with that of basic earnings (loss) per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table presents the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income	$5,153	$6,458	$3,633	$4,732
Less: Net income attributable to noncontrolling interests	4,157	4,951	3,537	4,117
Net income attributable to Viant Technology Inc.—basic	$996	$1,507	$96	$615
Add back: Reallocation of net income attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	139	272	5	—
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	(38)	(64)	(1)	—
Net income attributable to Viant Technology, Inc.—diluted	$1,097	$1,715	$100	$615
Denominator
Weighted-average shares of Class A common stock outstanding—basic	16,331	16,290	16,255	16,240
Effect of dilutive securities:
RSUs	810	1,696	1,967	—
NQSOs	2,038	2,007	2,514	—
Weighted-average shares of Class A common stock outstanding—diluted	19,179	19,993	20,736	16,240

Earnings (loss) per share of Class A common stock—basic	$0.06	$0.09	$0.01	$0.04
Earnings (loss) per share of Class A common stock—diluted	$0.06	$0.09	$0.00	$0.04

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	—	—	—	4,072
NQSOs	—	—	—	5,781
Shares of Class B common stock	45,755	46,850	45,755	46,850
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	45,755	46,850	45,755	56,703
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table summarizes the ownership of Viant Technology LLC:

	As of September 30, 2025		As of December 31, 2024
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	16,648,444	26.7%	16,368,452	25.9%
Noncontrolling interests	45,754,716	73.3%	46,753,841	74.1%
Total	62,403,160	100.0%	63,122,293	100.0%
During the three and nine months ended September 30, 2025, noncontrolling interests exchanged 941,777 and 999,125 Class B units of Viant Technology LLC, respectively, for 941,777 and 999,125 shares of the Company’s Class A common stock, respectively, which also resulted in the cancellation of 941,777 and 999,125 shares of the Company's Class B common stock, respectively, that were previously held by noncontrolling interests with no additional consideration provided.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Viant Technology Inc.	$996	$1,507	$96	$615
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(2,808)	(3,974)	(11,318)	(7,554)
Change from net income attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(1,812)	$(2,467)	$(11,222)	$(6,939)
13. Commitments and Contingencies
Lease Commitments
As of September 30, 2025, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of September 30, 2025, we had non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage and other computing services. As of September 30, 2025, we estimate these obligations to be approximately $3.9 million for the remainder of 2025, $15.3 million in 2026, $10.7 million in 2027, and $2.2 million in 2028.
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
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of September 30, 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Viant Technology Inc. and its subsidiaries (“Viant,” “we,” “us,” “our” or the “Company”) should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, the risks and uncertainties discussed under the headings “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and discussed elsewhere in this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments, and AI Measurement and Analysis, which provides accessible measurement and insights via a user-friendly chat interface. Looking ahead, our ViantAI product roadmap features AI Decisioning, which is intended to empower an AI agent to dynamically optimize campaigns in real-time by leveraging advanced ad strategies such as channel allocation, publisher selection, dayparting, and audience discovery.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Our financial results for the three months ended September 30, 2025 and 2024, respectively, include:
•Revenue of $85.6 million and $79.9 million, representing an increase of 7%;
•Gross profit of $39.8 million and $35.3 million, representing an increase of 13%;
•Contribution ex-TAC(1) of $53.0 million and $47.4 million, representing an increase of 12%;
•Net income of $5.2 million and $6.5 million, representing a decrease of 20%;
•Non-GAAP net income(1) of $11.2 million and $12.3 million, representing a decrease of 9%; and
•Adjusted EBITDA(1) of $16.0 million and $14.7 million, representing an increase of 9%.
Our financial results for the nine months ended September 30, 2025 and 2024, respectively, include:
•Revenue of $234.1 million and $199.2 million, representing an increase of 18%;
•Gross profit of $106.3 million and $89.6 million, representing an increase of 19%;
•Contribution ex-TAC(1) of $144.1 million and $123.0 million, representing an increase of 17%;
•Net income of $3.6 million and $4.7 million, representing a decrease of 23%;
•Non-GAAP net income(1) of $22.0 million and $20.9 million, representing an increase of 5%; and
•Adjusted EBITDA(1) of $32.7 million and $27.4 million, representing an increase of 20%.
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
We evaluate our customers' usage of our platform and assess our market penetration and scale based on changes in revenue, contribution ex-TAC and advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee that we charge customers. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, our revenue grew 18%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue, gross profit and contribution ex-TAC during the nine months ended September 30, 2025. For a detailed discussion of our key operating measures, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Results of Operations
The following tables present our unaudited condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated Statements of Operations Data:
Revenue	$85,582	$79,922	$234,077	$199,181
Operating expenses(1):
Platform operations	45,743	44,598	127,793	109,600
Sales and marketing	16,740	13,007	46,453	38,994
Technology and development	7,703	5,631	22,305	16,678
General and administrative	11,165	12,648	38,142	36,334
Total operating expenses	81,351	75,884	234,693	201,606
Income (loss) from operations	4,231	4,038	(616)	(2,425)
Total other expense (income), net	(1,463)	(2,406)	(4,346)	(7,143)
Income before income taxes	5,694	6,444	3,730	4,718
Provision for (benefit from) income taxes	541	(14)	97	(14)
Net income	5,153	6,458	3,633	4,732
Less: Net income attributable to noncontrolling interests	4,157	4,951	3,537	4,117
Net income attributable to Viant Technology Inc.	$996	$1,507	$96	$615

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Operating expenses(1):
Platform operations	53%	56%	55%	55%
Sales and marketing	20%	16%	20%	20%
Technology and development	9%	7%	10%	8%
General and administrative	13%	16%	16%	18%
Total operating expenses	95%	95%	100%	101%
Income (loss) from operations	5%	5%	—%	(1)%
Total other expense (income), net	(2)%	(3)%	(2)%	(4)%
Income before income taxes	7%	8%	2%	2%
Provision for (benefit from) income taxes	1%	—%	—%	—%
Net income	6%	8%	2%	2%
Less: Net income attributable to noncontrolling interests	5%	6%	2%	2%
Net income attributable to Viant Technology Inc.	1%	2%	—%	—%
*Percentages may not sum due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Stock-based compensation, depreciation and amortization included in operating expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation:
Platform operations	$1,025	$553	$2,915	$1,513
Sales and marketing	1,770	1,180	5,089	3,074
Technology and development	1,091	693	2,886	1,844
General and administrative	2,542	2,903	7,520	8,875
Total stock-based compensation	$6,428	$5,329	$18,410	$15,306

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation:
Platform operations	$3,627	$3,383	$10,623	$10,440
Sales and marketing	81	—	234	—
Technology and development	873	432	2,180	1,303
General and administrative	47	203	132	520
Total depreciation	$4,628	$4,018	$13,169	$12,263

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization:
Platform operations	$133	$—	$383	$—
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	46	20	138	88
Total amortization	$179	$20	$521	$88
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenue	$85,582	$79,922	$5,660	7%
Revenue increased by $5.7 million, or 7%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to a 49% increase in revenue from marketers in the business services, retail, automotive, and public services industry verticals and a net 15% decrease in all other industry verticals primarily related to the political industry vertical due to the prior year presidential election cycle.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Operating Expenses
Platform Operations

	Three Months Ended September 30,		Change
	2025	2024	$	%
Traffic acquisition costs	$32,592	$32,570	$22	—%
Other platform operations	13,151	12,028	1,123	9%
Total platform operations	$45,743	$44,598	$1,145	3%
Percentage of revenue	53%	56%
Platform operations expense increased by $1.1 million, or 3%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to higher other platform operations expense which was driven by a $0.5 million increase in stock-based compensation, a $0.4 million increase in personnel costs, a $0.4 million increase in depreciation and amortization expense, a $0.3 million increase in cloud and data center services in support of our DSP, partially offset by a $0.5 million decrease in platform costs primarily related to non-operational media purchases.
Sales and Marketing

	Three Months Ended September 30,		Change
	2025	2024	$	%
Sales and marketing	$16,740	$13,007	$3,733	29%
Percentage of revenue	20%	16%
Sales and marketing expense increased by $3.7 million, or 29%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to a $2.1 million increase in advertising expense, a $0.7 million increase in personnel costs, a $0.6 million increase in stock-based compensation, a $0.2 million increase in facilities expense and a $0.1 million increase in depreciation expense.
Technology and Development

	Three Months Ended September 30,		Change
	2025	2024	$	%
Technology and development	$7,703	$5,631	$2,072	37%
Percentage of revenue	9%	7%
Technology and development expense increased by $2.1 million, or 37%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to a $1.0 million increase in personnel costs, a $0.4 million increase in stock-based compensation, a $0.4 million increase in depreciation expense and a $0.3 million increase in technology costs in support of our DSP.
General and Administrative

	Three Months Ended September 30,		Change
	2025	2024	$	%
General and administrative	$11,165	$12,648	$(1,483)	(12)%
Percentage of revenue	13%	16%
General and administrative expense decreased by $1.5 million, or 12%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was primarily due to a $1.3 million decrease in bad debt expense, a $0.4 million decrease in stock-based compensation, a $0.3 million decrease in personnel costs and a $0.1 million decrease in depreciation and amortization expense partially offset by a $0.3 million increase in accounting, legal, and consulting expenses associated with general corporate and compliance matters and a $0.3 million increase in travel and entertainment expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Total Other Expense (Income), Net

	Three Months Ended September 30,		Change
	2025	2024	$	%
Total other expense (income), net	$(1,463)	$(2,406)	$943	(39)%
Percentage of revenue	(2)%	(3)%
Total other income, net decreased by $0.9 million, or 39%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This decrease was due to a decrease in interest income on cash and cash equivalents driven by lower interest rates and lower money market fund balances.
For the three months ended September 30, 2025 and 2024, total interest cost incurred was $0.1 million. Interest costs capitalized during the three months ended September 30, 2025 and 2024 were zero.
Provision For (Benefit From) Income Taxes

	Three Months Ended September 30,		Change
	2025	2024	$	%
Provision for (benefit from) income taxes	$541	$(14)	$555	(3964)%
Percentage of revenue	1%	—%
The U.S. federal statutory tax rate was 21% for the three months ended September 30, 2025 and 2024. The provision for income taxes was $0.5 million for the three months ended September 30, 2025, attributable to year-to-date income. The benefit from income taxes was de minimis for the three months ended September 30, 2024.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Revenue	$234,077	$199,181	$34,896	18%
Revenue increased by $34.9 million, or 18%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to a 30% increase in revenue from marketers in the business services, retail, automotive and consumer goods industry verticals, and a net 8% increase in all other industry verticals inclusive of a decline in the political industry vertical due to the prior year presidential election cycle.
Operating Expenses
Platform Operations

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Traffic acquisition costs	$89,985	$76,150	$13,835	18%
Other platform operations	37,808	33,450	4,358	13%
Total platform operations	$127,793	$109,600	$18,193	17%
Percentage of revenue	55%	55%
Platform operations expense increased by $18.2 million, or 17%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to a $13.8 million increase in traffic acquisition costs ("TAC"), a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $1.4 million increase in stock-based compensation, a $1.3 million increase in personnel costs, a $1.2 million increase in cloud and data center

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
services in support of our DSP, a $0.6 million increase in data-related costs in support of our DSP, and a $0.6 million increase in depreciation and amortization expense, partially offset by a $0.7 million decrease related to non-operational media purchases.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Sales and marketing	$46,453	$38,994	$7,459	19%
Percentage of revenue	20%	20%
Sales and marketing expense increased by $7.5 million, or 19%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to a $3.0 million increase in personnel costs, a $2.2 million increase in advertising expense, a $2.0 million increase in stock-based compensation, a $0.4 million increase in facilities expense, a $0.2 million increase in depreciation expense, a $0.2 million increase in professional services expense, and a $0.2 million increase in technology costs, partially offset by a $0.7 million decrease in travel and entertainment expense.
Technology and Development

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Technology and development	$22,305	$16,678	$5,627	34%
Percentage of revenue	10%	8%
Technology and development expense increased by $5.6 million, or 34%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to a $2.6 million increase in personnel costs, a $1.0 million increase in stock-based compensation, a $1.0 million increase in technology costs in support of our DSP, a $0.9 million increase in depreciation expense and a $0.1 million increase in professional services.
General and Administrative

	Nine Months Ended September 30,		Change
	2025	2024	$	%
General and administrative	$38,142	$36,334	$1,808	5%
Percentage of revenue	16%	18%
General and administrative expense increased by $1.8 million, or 5%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to a $2.1 million increase in travel and entertainment expense driven by Company events and employee-related expenses, a $1.2 million increase in personnel costs and a $1.1 million increase in accounting, legal, and consulting expenses associated with general corporate and compliance matters, partially offset by a $1.4 million decrease in stock-based compensation, a $0.9 million decrease in bad debt expense and a $0.3 million decrease in depreciation and amortization expense.
Total Other Expense (Income), Net

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Total other expense (income), net	$(4,346)	$(7,143)	$2,797	(39)%
Percentage of revenue	(2)%	(4)%
Total other income, net decreased by $2.8 million, or 39%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily attributable to a $2.5 million decrease in interest income on cash and cash equivalents driven by lower interest rates and lower money market fund balances, as well as a Tax Receivable Agreement ("TRA") expense of $0.3 million in the nine months ended September 30, 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
For the nine months ended September 30, 2025 and 2024, total interest cost incurred was $0.3 million and $0.3 million, respectively. Interest costs capitalized during the nine months ended September 30, 2025 and 2024 were zero.
Provision For (Benefit From) Income Taxes

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Provision for (benefit from) income taxes	$97	$(14)	$111	(793)%
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the nine months ended September 30, 2025 and 2024. The provision for income taxes was $0.1 million for the nine months ended September 30, 2025, attributable to year-to-date income. The benefit from income taxes was de minimis for the nine months ended September 30, 2024.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change (%)	2025	2024	Change (%)

	(NM = Not Meaningful)
Operating and Financial Performance Measures
Gross profit	$39,839	$35,324	13%	$106,284	$89,581	19%
Contribution ex-TAC	$52,990	$47,352	12%	$144,092	$123,031	17%
Total operating expenses	$81,351	$75,884	7%	$234,693	$201,606	16%
Non-GAAP operating expenses	$36,961	$32,677	13%	$111,378	$95,681	16%
Net income	$5,153	$6,458	(20)%	$3,633	$4,732	(23)%
Adjusted EBITDA	$16,029	$14,675	9%	$32,714	$27,350	20%
Net income as a percentage of gross profit	13%	18%	NM	3%	5%	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	30%	31%	NM	23%	22%	NM
Non-GAAP net income	$11,205	$12,283	(9)%	$22,004	$20,892	5%
Earnings (loss) per share—basic	$0.06	$0.09	(33)%	$0.01	$0.04	(75)%
Earnings (loss) per share—diluted	$0.06	$0.09	(33)%	$0.00	$0.04	NM
Non-GAAP earnings (loss) per share—basic	$0.12	$0.15	(20)%	$0.26	$0.25	4%
Non-GAAP earnings (loss) per share—diluted	$0.12	$0.15	(20)%	$0.23	$0.24	(4)%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$85,582	$79,922	$234,077	$199,181
Less: Platform operations	(45,743)	(44,598)	(127,793)	(109,600)
Gross profit	39,839	35,324	106,284	89,581
Add: Other platform operations	13,151	12,028	37,808	33,450
Contribution ex-TAC	$52,990	$47,352	$144,092	$123,031

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Non-GAAP operating expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense (income), net, less TAC, stock-based compensation, depreciation, amortization and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense, non-operational media purchases and TRA remeasurement expense. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of TAC, stock-based compensation, depreciation, amortization and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core controllable costs and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
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
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Platform operations	$45,743	$44,598	$127,793	$109,600
Sales and marketing	16,740	13,007	46,453	38,994
Technology and development	7,703	5,631	22,305	16,678
General and administrative	11,165	12,648	38,142	36,334
Total operating expenses	81,351	75,884	234,693	201,606
Add:
Other expense, net	—	1	325	4
Less:
Traffic acquisition costs	(32,592)	(32,570)	(89,985)	(76,150)
Stock-based compensation	(6,428)	(5,329)	(18,410)	(15,306)
Depreciation and amortization	(4,807)	(4,038)	(13,690)	(12,351)
Restructuring and other(1)	—	—	—	(467)
Transaction expense(2)	—	—	(667)	(384)
Non-operational media purchases(3)	(563)	(1,271)	(563)	(1,271)
TRA remeasurement expense(4)	—	—	(325)	—
Non-GAAP operating expenses	$36,961	$32,677	$111,378	$95,681
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the nine months ended September 30, 2024.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the nine months ended September 30, 2025 and costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the nine months ended September 30, 2024.
(3)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the three and nine months ended September 30, 2025 and 2024.
(4)TRA remeasurement expense reflects the remeasurement of the TRA liability for the nine months ended September 30, 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC
Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest expense (income), net, income tax benefit (expense), depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense, non-operational media purchases and TRA remeasurement expense. Net income (loss) is the most comparable GAAP financial measure. Adjusted EBITDA as a percentage of contribution ex-TAC is a non-GAAP financial measure we calculate by dividing adjusted EBITDA by contribution ex-TAC for the period or periods presented. Net income (loss) as a percentage of gross profit is the most comparable GAAP financial measure.
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
The following table presents a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$5,153	$6,458	$3,633	$4,732
Add back (less):
Interest income, net	(1,463)	(2,407)	(4,671)	(7,147)
Provision for (benefit from) income taxes	541	(14)	97	(14)
Depreciation and amortization	4,807	4,038	13,690	12,351
Stock-based compensation	6,428	5,329	18,410	15,306
Restructuring and other(1)	—	—	—	467
Transaction expense(2)	—	—	667	384
Non-operational media purchases(3)	563	1,271	563	1,271
TRA remeasurement expense(4)	—	—	325	—
Adjusted EBITDA	$16,029	$14,675	$32,714	$27,350
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the nine months ended September 30, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the nine months ended September 30, 2025 and costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the nine months ended September 30, 2024.
(3)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the three and nine months ended September 30, 2025 and 2024.
(4)TRA remeasurement expense reflects the remeasurement of the TRA liability for the nine months ended September 30, 2025.
The following table presents the calculation of net income (loss) as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit	$39,839	$35,324	$106,284	$89,581
Net income	$5,153	$6,458	$3,633	$4,732
Net income as a percentage of gross profit	13%	18%	3%	5%
Contribution ex-TAC(1)	$52,990	$47,352	$144,092	$123,031
Adjusted EBITDA	$16,029	$14,675	$32,714	$27,350
Adjusted EBITDA as a percentage of contribution ex-TAC	30%	31%	23%	22%
(1)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”
Non-GAAP net income (loss)
Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss) adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense, non-operational media purchases and TRA remeasurement expense, as well as the income tax effect of these adjustments. Net income (loss) is the most comparable GAAP financial measure. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents a reconciliation of net income (loss) to non-GAAP net income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$5,153	$6,458	$3,633	$4,732
Add back (less):
Stock-based compensation	6,428	5,329	18,410	15,306
Restructuring and other(1)	—	—	—	467
Transaction expense(2)	—	—	667	384
Non-operational media purchases(3)	563	1,271	563	1,271
TRA remeasurement expense(4)	—	—	325	—
Income tax benefit (expense) related to Viant Technology Inc.’s share of non-GAAP pre-tax income (loss)(5)	(939)	(775)	(1,594)	(1,268)
Non-GAAP net income	$11,205	$12,283	$22,004	$20,892
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the nine months ended September 30, 2024.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the nine months ended September 30, 2025 and costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the nine months ended September 30, 2024.
(3)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the three and nine months ended September 30, 2025 and 2024.
(4)TRA remeasurement expense reflects the remeasurement of the TRA liability for the nine months ended September 30, 2025.
(5)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the three and nine months ended September 30, 2025 and 2024 is calculated using assumed blended tax rates of 27% and 24%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is a non-GAAP financial measure defined by us as earnings (loss) per share of Class A common stock—basic and diluted, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense, non-operational media purchases and TRA remeasurement expense, as well as the income tax effect of these adjustments. Earnings (loss) per share of Class A common stock—basic and diluted is the most comparable GAAP financial measure. Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share of Class A common stock—basic and diluted provides information to investors and the market generally that aids in the understanding and evaluation of our results of operations in the same manner as our management and board of directors.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of shares of Class A common stock such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, restricted stock units ("RSUs") and nonqualified stock options ("NQSOs") are considered potentially dilutive shares of Class A common stock. For the three and nine months ended September 30, 2025 and September 30, 2024, Class B common stock has been excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted method.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the periods presented:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net income	$5,153	$—	$5,153	$6,458	$—	$6,458
Adjustments:
Add back: Stock-based compensation	—	6,428	6,428	—	5,329	5,329
Add back: Non-operational media purchases(1)	—	563	563	—	1,271	1,271
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(2)	—	(939)	(939)	—	(775)	(775)
Non-GAAP net income	5,153	6,052	11,205	6,458	5,825	12,283
Less: Net income attributable to noncontrolling interests(3)	4,157	5,059	9,216	4,951	4,826	9,777
Net income attributable to Viant Technology Inc.—basic	$996	$993	$1,989	$1,507	$999	$2,506
Add back: Reallocation of net income attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	139	220	359	272	268	540
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	(38)	(59)	(97)	(64)	(64)	(128)
Net income attributable to Viant Technology Inc.—diluted	$1,097	$1,154	$2,251	$1,715	$1,203	$2,918
Denominator
Weighted-average shares of Class A common stock outstanding —basic	16,331		16,331	16,290		16,290
Effect of dilutive securities:
RSUs	810		810	1,696		1,696
NQSOs	2,038		2,038	2,007		2,007
Weighted-average shares of Class A common stock outstanding —diluted	19,179		19,179	19,993		19,993

Earnings (loss) per share of Class A common stock—basic	$0.06		$0.12	$0.09		$0.15
Earnings (loss) per share of Class A common stock—diluted	$0.06		$0.12	$0.09		$0.15

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	—		—	—		—
NQSOs	—		—	—		—
Shares of Class B common stock	45,755		45,755	46,850		46,850
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	45,755		45,755	46,850		46,850
(1)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the three months ended September 30, 2025 and 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(2)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the three months ended September 30, 2025 and 2024 is calculated using assumed blended tax rates of 27% and 24%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(3)The adjustment to net income attributable to noncontrolling interests represents stock-based compensation and non-operational media purchases attributed to the noncontrolling interests outstanding during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net income	$3,633	$—	$3,633	$4,732	$—	$4,732
Adjustments:
Add back: Stock-based compensation	—	18,410	18,410	—	15,306	15,306
Add back: Restructuring and other(1)	—	—	—	—	467	467
Add back: Transaction expense(2)	—	667	667	—	384	384
Add back: Non-operational media purchases(3)	—	563	563	—	1,271	1,271
Add back: TRA remeasurement expense(4)	—	325	325	—	—	—
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(5)	—	(1,594)	(1,594)	—	(1,268)	(1,268)
Non-GAAP net income	3,633	18,371	22,004	4,732	16,160	20,892
Less: Net income attributable to noncontrolling interests(6)	3,537	14,274	17,811	4,117	12,683	16,800
Net income attributable to Viant Technology Inc.—basic	$96	$4,097	$4,193	$615	$3,477	$4,092
Add back: Reallocation of net income attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	5	849	854	—	851	851
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	(1)	(230)	(231)	—	(202)	(202)
Net income attributable to Viant Technology Inc.—diluted	$100	$4,716	$4,816	$615	$4,126	$4,741
Denominator
Weighted-average shares of Class A common stock outstanding —basic	16,255		16,255	16,240		16,240
Effect of dilutive securities:
RSUs	1,967		1,967	—		1,858
NQSOs	2,514		2,514	—		1,555
Weighted-average shares of Class A common stock outstanding —diluted	20,736		20,736	16,240		19,653

Earnings (loss) per share of Class A common stock—basic	$0.01		$0.26	$0.04		$0.25
Earnings (loss) per share of Class A common stock—diluted	$0.00		$0.23	$0.04		$0.24

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	—		—	4,072		—
NQSOs	—		—	5,781		—
Shares of Class B common stock	45,755		45,755	46,850		46,850
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	45,755		45,755	56,703		46,850

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the nine months ended September 30, 2024.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the nine months ended September 30, 2025 and costs incurred for the Company's filing of a "shelf" registration statement on Form S-3 for the nine months ended September 30, 2024.
(3)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the nine months ended September 30, 2025 and 2024.
(4)TRA remeasurement expense reflects the remeasurement of the TRA liability for the nine months ended September 30, 2025.
(5)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the nine months ended September 30, 2025 and 2024 is calculated using assumed blended tax rates of 27% and 24%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(6)The adjustment to net income attributable to noncontrolling interests represents stock-based compensation, restructuring and other charges, transaction expense and non-operational media purchases attributed to the noncontrolling interests outstanding during the period.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $161.3 million and working capital, consisting of current assets less current liabilities, of $193.8 million, compared to cash and cash equivalents of $205.0 million and working capital of $217.0 million as of December 31, 2024.
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
Our primary uses of cash are capital expenditures to develop our technology in support of enhancing our platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; financing our operations, capital expenditures, platform development and rapid growth; future minimum payments under our non-cancelable operating leases; repurchases under the stock repurchase program; and acquisitions and investments. We intend to continue investing in critical areas of our business for the remainder of 2025 to further accelerate demand for our product and growth across the platform.
We assess our liquidity in terms of our ability to generate cash sufficient to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We believe our existing cash and cash equivalents, cash flow from revenues derived from the programmatic purchase of advertising on our platform and the undrawn availability under our revolving credit facility will be sufficient to meet our cash requirements over the next 12 months from the date of this report. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations and other sources of liquidity, which could include the undrawn availability under our revolving credit facility and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate positive cash flows through programmatic advertising purchases on our platform, our ability to access the capital markets and other factors, including those discussed under the section titled “Risk Factors” in this Quarterly Report.
Commitments
As of September 30, 2025, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $1.3 million for the remainder of 2025, $5.7 million in 2026, $5.4 million in 2027, $4.1 million in 2028, and $3.6 million in 2029, and non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $3.9 million for the remainder of 2025, $15.3 million in 2026, $10.7 million in 2027, and $2.2 million in 2028.
We did not have any other off-balance sheet arrangements as of September 30, 2025 other than the minimum payments under the operating leases, hosting arrangements and the indemnification agreements described above and in Note 13—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Income Taxes and Tax Receivable Agreement
In connection with the initial public offering ("IPO"), we entered into a TRA with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021, as described under Note 10—Income Taxes and Tax Receivable Agreement to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As of September 30, 2025, we concluded that it was not more likely than not that our deferred tax assets subject to the TRA will be realized. Therefore, we have not recorded a liability related to the remaining tax savings we may realize from utilization of such deferred tax assets except for $0.3 million related to the current portion of the TRA. The total unrecorded liability for the TRA is approximately $13.2 million as of September 30, 2025. If utilization of the deferred tax assets subject to the TRA becomes more likely than not in the future, we will record a liability related to the TRA.
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
Stock Repurchase Program
On April 23, 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of our Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, our board of directors authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. During the three and nine months ended September 30, 2025, we repurchased 1.0 million and 3.0 million shares of our Class A common stock, respectively, for an aggregate amount of $10.0 million and $37.9 million, respectively, including costs associated with the repurchases. As of September 30, 2025, $40.4 million remained available under the stock repurchase program for Class A common stock and Class B unit repurchases. For additional information related to share repurchases, refer to Note 9—Stockholders' Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Revolving Credit Facility
As of September 30, 2025, our Amended Loan Agreement provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of September 30, 2025 and December 31, 2024, there was no outstanding balance and up to $74.1 million of undrawn availability under the revolving credit facility.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of September 30, 2025, the Company was in compliance with all applicable covenants under the Amended Loan Agreement. We do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months from the date of this report.
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Cash Flows
Cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows included in Item 1 of this Quarterly Report, are summarized in the following table for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$19,531	$35,276
Cash flows used in investing activities	(17,438)	(13,421)
Cash flows used in financing activities	(45,855)	(23,681)
Net decrease in cash and cash equivalents	$(43,762)	$(1,826)
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
Cash flows provided by operating activities was $19.5 million for the nine months ended September 30, 2025, resulting primarily from net income of $3.6 million; noncash add back adjustments to net income of $35.2 million, including $18.4 million for stock-based compensation, $13.7 million for depreciation and amortization and $3.1 million for noncash lease expense; and a decrease of $19.3 million from changes in working capital, primarily including a net increase of $5.3 million in accounts receivable, prepaid assets and other assets related to higher sales and timing of customer collections due to seasonal fluctuations, as well as a net decrease of $19.7 million in accounts payable, accrued liabilities and accrued compensation related to timing of payments.
During the nine months ended September 30, 2024, cash flows provided by operating activities of $35.3 million resulted primarily from net income of $4.7 million, noncash add back adjustments to net income of $31.5 million primarily comprised of $15.3 million for stock-based compensation, $12.4 million for depreciation and amortization and $3.0 million for noncash lease expense as well as an increase from changes in working capital (excluding deferred revenue, operating lease liabilities and other liabilities) of $1.0 million.
Cash Flows Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our technology in support of enhancing our platform, cash paid for acquisitions and investments and purchases of property and equipment in support of our growth. We capitalize certain costs associated with creating and enhancing internally developed software related to our technology infrastructure that are recorded within property, equipment, and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to platform development projects. Purchases of property and equipment and capitalized software development costs may vary from period-to-period due to the timing of the expansion of our operations, the addition or reduction of headcount and the timing of our platform development cycles. As a result of continued capitalized software development costs and the growth of our business, we expect our capital expenditures and our investment activity to continue to increase.
Cash flows used in investing activities was $17.4 million for the nine months ended September 30, 2025, resulting primarily from $12.6 million of investments in capitalized software to develop our technology in support of enhancing our platform, $3.5 million of cash paid for investments, $0.5 million of cash paid for acquisitions and $0.8 million of purchases of property and equipment.
During the nine months ended September 30, 2024, cash flows used in investing activities of $13.4 million resulted from $11.1 million of investments in capitalized software development costs and $2.3 million of purchases of property and equipment.
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
Cash flows used in financing activities was $45.9 million for the nine months ended September 30, 2025, resulting primarily from $38.1 million for the repurchase of stock related to the stock repurchase program, $6.6 million for payments related to member tax distributions and $3.2 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards, partially offset by $2.1 million of proceeds related to the exercise of stock options.
During the nine months ended September 30, 2024, cash used in financing activities of $23.7 million resulted from $8.5 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards, $11.5 million for the repurchase of stock related to the stock repurchase program, $5.3 million for payments related to member tax distributions partially offset by $1.9 million of proceeds related to the exercise of stock options.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2025, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•We are subject to stringent and changing obligations related to data privacy, artificial intelligence, and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increases to the cost of data, reductions in the availability of data, reductions to our ability to utilize or disclose data, and have adverse effects on the demand for our products and services or other adverse business consequences;
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
•Our use of artificial intelligence technologies may not result in the benefits we anticipate for our business and may result in a decline in the performance of our products, services and business, as well as our reputation and the reputations of our customers, or cause us to incur liability resulting from the violation of laws or contracts to which we are a party;
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

Marketers may change advertising agencies. If a marketer switches from an agency that utilizes our platform to one that does not, we have in the past lost and could in the future lose revenue from that marketer. In addition, some advertising agencies have strong relationships with competing DSPs or other platforms and may direct their marketers to such other platforms. We are primarily focused on the U.S. market, while competing DSPs may be focused on international markets. Advertising agencies who seek both domestic and international services, or otherwise limit the number or types of DSPs used, may choose to consolidate with competing DSPs. If a significant number of marketers and their agencies begin to utilize competing platforms for the administration of their advertising campaigns, our business, financial condition and results of operations could be adversely affected.
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
We had approximately 386 employees as of September 30, 2025. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
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
The market for talent in our key areas of operations, including California, is intensely competitive, which could increase our costs to attract and retain talented employees. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. In addition, changes in immigration law may increase competition and increase costs associated with recruiting personnel. We have at times experienced employee turnover. Because of the complexity of our platform, new employees often require significant training and, in many cases, take significant time before they achieve full productivity. Our account managers, for instance, need to be trained quickly on the features of our platform since failure to offer high-quality support may adversely affect our relationships with our customers.
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
Risks Related to Data Privacy and Artificial Intelligence
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increase the cost of data, reduce the availability of data, reduce our ability to utilize or disclose data, and have adverse effects on the demand for our products and services or other adverse business consequences.
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
Lawmakers and regulators are also focused on data Processing by companies that do not have direct relationships with the consumers whose Personal Information they sell or share. Several states, including California and Texas, have enacted or updated laws restricting the activities of data brokers, and state attorneys general are keen to enforce these laws, such as by checking companies’ data broker registration status. In late 2023, California passed the Delete Act, dramatically increasing obligations and potential penalties relative to the state’s preexisting data broker statute. Beyond additional transparency requirements, beginning in August 2026, companies registered as data brokers in California must honor universal deletion requests consumers make of all data brokers via a deletion mechanism the state will create. Beginning in 2028, data brokers will be required to undergo audits verifying their compliance with the Delete Act. These obligations may reduce the data available to Viant, require us to develop complex and expensive compliance tools and procedures, and may result in reductions in revenue.
Lawmakers, regulators, and advocates also continue to focus on activities involving the use of certain types of Personal Information perceived as especially sensitive, such as children’s and teen's data, health data, and location data, which will impact the advertising industry. For example, the FTC actively enforces the Children's Online Privacy Protection Act of 1998 ("COPPA") and recently updated and expanded certain parts of the law, such as by requiring separate consent to disclose children’s personal information to third parties. Additionally, several State Privacy Laws have increased the age at which a consumer can be shown targeted ads (without opt-in consent) from 13 to 16 or 18 years of age, and other state laws may ban targeted advertising to minors outright.
Related to health information, the Washington state My Health My Data Act ("MHMD") introduced a host of new requirements covering a very broadly defined notion of consumer health data, including obligations on disclosures of such data that will impact the advertising industry. MHMD is subject to a private right of action, and plaintiffs’ attorneys could explore claims testing the bounds of the law’s text. Other states (e.g., Nevada) have enacted similar laws (though without a private right of action), and we expect more states will follow.
These developments and other comprehensive data privacy and security laws that have been proposed at the federal, state, and local levels in recent years could lead to a varied and increasingly complex regulatory landscape, further complicating our compliance efforts and those of our data suppliers and customers. Additionally, plaintiffs have sought to apply federal wiretap and similar laws, such as the Federal Wiretap Act and Video Privacy Protection Act, and similar U.S. state laws, such as California’s Invasion of Privacy Act, to certain advertising and online tracking practices. Such laws include private causes of action, can be costly to settle or litigate, regardless of the merit of the claim, and may result in significant monetary liability. In order to help avoid data breaches that are reportable under various U.S. laws, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.
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
We may have to change our business practices to comply with any new legal obligations. These changes to the regulatory landscape, coupled with EU and UK regulators’ increasing focus on compliance with requirements related to the online behavioral advertising ecosystem, could limit the ability to obtain data through integrations with data suppliers, divert the attention of our technology personnel, adversely affect our margins, subject us to liabilities, and may require us to make significant operational changes.
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
Plaintiffs have also become increasingly more active in bringing privacy-related claims against companies, including class action claims and mass arbitration demands, related to the use of online tracking technologies and the display of targeted advertising. Some of these claims allow for the recovery of statutory damages on a per violation basis; if viable, these claims carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.
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
Digital advertising is also subject to government regulation which may impact our ability to collect and use data. As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators such as the FTC, California Privacy Protection Agency, and state Attorneys General, as well as privacy advocates, have raised significant concerns around observed data and targeted advertising. This has led to an array of laws and pending legislation permitting individuals to easily opt out of targeted advertising through "universal opt out mechanisms" or "opt out preference signals" and developing such technical mannerisms and individuals are increasingly aware of these options. For example, several of the State Privacy Laws obligate companies to honor requests to opt out of targeted advertising or sales of personal information transmitted via user-enabled Global Privacy Control.
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
Our use of artificial intelligence technologies may not result in the benefits we anticipate for our business and may result in a decline in performance of our products, services and business, as well as our reputation and the reputations of our customers, or cause us to incur liability resulting from the violation of laws or contracts to which we are a party.
We use AI, machine learning, and automated decision-making technologies, including our ViantAI product suite, (collectively, “AI Technologies”) throughout our business, and are making significant investments in this area. For example, our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments, and AI Measurement and Analysis, which provides accessible measurement and insights via a user-friendly chat interface. Looking ahead, our ViantAI product roadmap features AI Decisioning, which is intended to empower an AI agent to dynamically optimize campaigns in real-time by leveraging advanced ad strategies such as channel allocation, publisher selection, dayparting, and audience discovery.
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
In addition to our ViantAI product suite, we use AI Technologies licensed from third parties in our solutions and our operations and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers, and our business will be harmed. In addition, to the extent any third party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
Our proprietary rights may be difficult to enforce, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and harming our business.
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or otherwise acquire, so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business might be adversely affected. We rely upon a combination of patent, trademark, copyright and trade secret laws, as well as third-party confidentiality and non-disclosure agreements, to establish and protect our proprietary rights. Establishing trade secret, copyright, trademark, domain name, and patent protection can be difficult and expensive, the laws, procedures and restrictions may provide only limited protection, and protection may not be available for some of our technology, in particular technology that uses open-source software. It may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights, despite the steps we have taken to protect our proprietary rights. Our contracts with our employees and contractors that relate to intellectual property issues generally restrict the use of our confidential information solely in connection with our services. However, the theft or misuse of our proprietary information could occur by employees or contractors who have access to our technology.
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
Advertising often results in litigation relating to copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require clients to represent to us that they have the rights necessary to serve advertisements through our platform, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If clients do not have the rights necessary to serve advertisements through our platform, we may be exposed to potential liability, and our reputation may be damaged. While our customers are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigation costs, which can be extensive.
Risks Related to Our Capital Structure and Related Tax Matters
Our principal asset is our interest in Viant Technology LLC, and accordingly, we depend on distributions from Viant Technology LLC to pay any dividends, if declared, taxes and other expenses, including payments under the Tax Receivable Agreement.
We are a holding company, and our only business is to act as the managing member of Viant Technology LLC, and our only material assets are Class A units representing approximately 26.7% of the membership interests of Viant Technology LLC as of September 30, 2025. We do not have any independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will depend upon the financial results and cash flows of Viant Technology LLC.
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
If we are unable to comply with our payment requirements, or obtain a waiver from our lender if needed, our lender may accelerate our obligations under our Amended Loan Agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. If we fail to comply with our covenants under the Amended Loan Agreement, it could result in an event of default under the agreement, and our lender could make the entire debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.
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
Through their ownership of common stock, the Vanderhook Parties control approximately 70% of the voting power of our common stock in the election of directors as of September 30, 2025. This control will limit or preclude your ability to influence corporate matters for the foreseeable future. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.
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
We expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, various policymakers (including the State of California) have adopted, or are considering adopting, rules that would require significantly expanded actions or disclosures on climate or other ESG-related matters from companies. Although several of these rules have been challenged and/or stayed, such rules, if implemented, may require us to incur significant additional costs to comply. Such rules are not uniform, and may not be interpreted or enforced uniformly, which can increase compliance costs or associated risks.
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
In addition to shares repurchased under the stock repurchase program, during the third quarter of 2025, we repurchased shares of Class A common stock in connection with the vesting of restricted stock units to provide the holders of such restricted stock units with cash to satisfy the estimated taxes incidental to the vesting of the related awards.
The following table summarizes shares repurchased during the periods presented:

Period	Total Number of Class A Shares Purchased	Total Number of Class B Units Purchased	Average Price Paid per Class A Share(1)	Average Price Paid per Class B Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
7/1/25 to 7/31/25	—	—	$—	$—	—	$50,382
8/1/25 to 8/31/25	83,111	—	$11.72	$—	83,111	$49,410
9/1/25 to 9/30/25	941,777	—	$9.56	$—	941,777	$40,410
Total	1,024,888	—			1,024,888
(1)For shares of Class A common stock repurchased under the publicly announced stock repurchase program, average price paid per share includes costs associated with such repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)As previously disclosed, on March 18, 2025, Capital V LLC, Chris Vanderhook, Chief Operating Officer and Director, and Tim Vanderhook, Chief Executive Officer and Chairman (the “10b5-1 Parties”), entered into a Rule 10b5-1 trading arrangement (the “10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 900,000 shares of the Company’s Class A common stock (300,000 shares each) through July 23, 2026. On September 17, 2025, the 10b5-1 Parties amended the Plan, triggering a new cooling-off period.
During the three months ended September 30, 2025, no other director or "officer" (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

VIANT TECHNOLOGY INC.

Date: November 10, 2025	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)