Form 10-K/A
period 2024-12-31
Viant Technology Inc.
filed 2025-12-11
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No.1

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Viant Technology Inc. (“Company”) for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 3, 2025 (the “Original Filing”). This Amendment is being filed to revise Part II, Item 9A. “Controls and Procedures” (“Item 9A”) by adding a sentence disclosing management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which was inadvertently omitted from Item 9A in the Original Filing due to a typographical error.
In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment amends and restates Item 9A of the Original Filing in its entirety. In addition, as required by Rule 12b-15, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. Accordingly, this Amendment should be read together with the Original Filing.

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
Under the supervision and with the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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

Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are filed as a part of this Annual Report:
(1)No financial statements are filed with this Amendment
(2)No financial statement schedules are filed with this Amendment
(3)Exhibits:
The following exhibits are filed with this Amendment:
Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIANT TECHNOLOGY INC.

Date: December 10, 2025	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman
(Principal Executive Officer)