Form 10-K
period 2025-12-31
Viant Technology Inc.
filed 2026-03-11
CIK 1828791

________________________________________________

FISCAL YEAR 2025 ANNUAL FINANCIAL REPORT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Class A common stock on the Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $185.1 million.
As of March 10, 2026, there were 17,755,759 shares and 45,597,216 shares of the registrant’s Class A and Class B common stock, respectively, each $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “commit,” “ensure,” “target,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth and product strategies, including our expectations relating to ViantAI; our efforts to enhance the security and privacy of our platform; the impact of information and data privacy trends and regulations on our business and competitors; the potential impacts of macroeconomic and geopolitical events on our business and the business of our customers, suppliers and channel partners, and the economy; payments under our Tax Receivable Agreement; potential impacts from changes in applicable tax laws and other legislation; repurchases of stock related to the stock repurchase program; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; our environmental and sustainability initiatives; and the impact of recent accounting pronouncements on our consolidated financial statements.
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
•The effects of macroeconomic conditions and geopolitical events, such as inflation, tariffs, changes in trade policies, international conflict, high interest rates, and other adverse market events, have had, and could in the future have, an adverse impact on our business, operating results and financial condition;
•If our access to advertising inventory is diminished or fails to grow, our revenue could decline, and our growth could be impeded;
•If our access to data is diminished, the effectiveness of our platform would be decreased, which could harm our operating results and financial condition;
•We are subject to stringent and changing legal obligations related to data privacy, artificial intelligence, and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, litigation and regulatory defense costs, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increases to the cost of data, reductions in the availability of data, reductions to our ability to utilize or disclose data, and have adverse effects on the demand for our products and services or other adverse business consequences;
•Our business or ability to operate our platform could be impacted by changes in technology initiated by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies” and use of automated opt out signals could cause instability in the advertising technology industry;
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
•Evolving expectations regarding environmental, social, and governance matters may impact our business and reputation; and
•We are a “controlled company” within the meaning of the listing standards of the Nasdaq Global Select Market and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

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
Our DSP is an easy-to-use self-service platform that provides our customers with transparency and control over their advertising campaigns. Once a marketer describes their campaign objectives, they can choose to maintain hands-on control over every campaign detail or have our platform autonomously execute, optimize, and measure their advertising investments. Our platform offers customers unique visibility across a variety of inventory, allowing them to create customized audience segments and leverage our proprietary Household ID ("HHID") and strategic partner data to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return-on-advertising spend (“ROAS”) across channels.
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
We enable deep data access through our data integrations to authenticate user identities across a range of devices. Our HHID enables us to be the nexus point with more than 70 data partners, providing customers with deep access to data across market verticals such as automotive, entertainment, professional services, retail, consumer packaged goods, travel and tourism, and healthcare. Our HHID solution empowers marketers to reach people across their devices, whether individuals are at home or away from home, without the use of cookies. Leveraging patented technology, our HHID technology cuts through more than 1.8 billion IP addresses and other identifiers and translates them into 125 million households. Our identity graph links these households to an estimated 1 billion connected devices.
Our customers are advertising buyers including large advertising holding companies, independent advertising agencies, mid-market advertising service organizations as well as marketers that rely on our self-service platform for their programmatic ad buying needs. We are a trusted partner to our customers as exemplified by our customer satisfaction rating of over 90% in 2025 based on Viant’s Annual Customer Satisfaction Survey. Many of our customers use us as their primary DSP.
Using our identity resolution capabilities led by our patented HHID and identity graph, marketers and their advertising agencies can identify targeted consumers using real-world identifiers rather than relying primarily on cookies to track users. We believe the industry is shifting to replace cookies in delivering personalized advertising, particularly for identification. Our HHID allows marketers to deliver personalized advertising while being able to accurately link ad impressions across multiple devices and to customer sales and measure the impact of their ad spend. Many of our competitors rely on cookies for the targeting and measurement of digital advertising but this technology has not been effective at accurately measuring the real impact of a marketer’s ad spend on their business results. Apple’s web browser, Safari, has added controls that algorithmically block or limit some cookies, and other browsers and platforms have added similar controls. This market change has created an increase in demand from marketers actively looking for platforms like ours that offer an alternative to cookie-based tracking, which we believe is strengthening our strategic position.
Programmatic advertising has proven its value to marketers and an increasing number of organizations are devoting more of their digital ad spend to it. The digital ecosystem continues to evolve and with it, programmatic advertising, creating new opportunities and needs for marketers and their agencies. The U.S. programmatic advertising market is expected to grow from $158.8 billion in 2024 to $225.3 billion in 2027, a 12% compound annual growth rate (“CAGR”), according to eMarketer, a market research company that provides insights and trends related to digital marketing, media and commerce. We focus on ad buyers and believe that our solutions will accelerate the shift of advertising budgets to programmatic advertising. Additionally, as marketers desire more control over programmatic advertising and move some functions of programmatic ad buying in-house, we have automated our platform by leveraging machine learning, automated decision-making and artificial intelligence ("AI") designed to address these needs and expand our market opportunity.

Our total revenue was $344.2 million, $289.2 million and $222.9 million for the fiscal years ended December 31, 2025, 2024 and 2023 ("fiscal year 2025", "fiscal year 2024", and "fiscal year 2023"), respectively, representing an increase of 19.0% from fiscal year 2024 to fiscal year 2025 and an increase of 29.7% from fiscal year 2023 to fiscal year 2024. We recorded net income (losses) of $24.1 million, $12.5 million and $(9.9) million, and adjusted EBITDA of $57.4 million, $44.4 million, and $29.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Our Industry
We believe the key industry trends shaping the advertising market include:
Advertising dollars shifting toward programmatic advertising: We believe the advertising industry is still in the early stages of a shift toward programmatic advertising. The ability to transact through real-time-bidding platforms has evolved beyond banner advertising to be used across a wide range of advertising channels and formats, including CTV, streaming audio, digital out-of-home, mobile, and desktop. U.S. programmatic advertising is experiencing a rapid increase in adoption and, according to eMarketer, is expected to grow at a 12% CAGR from 2024 to 2027, reaching $203.0 billion in 2026 and $225.3 billion by 2027. U.S. programmatic advertising is forecasted to represent 46% of total U.S. media spend by 2027, increasing from 40% in 2024. The TV industry is undergoing significant disruptions as internet-enabled CTV has become a preferred vehicle for streaming video content. CTV ad spending is expected to reach $38.0 billion in 2026, with 92% of those dollars going to video ads. CTV ad spending is expected to continue double-digit annual growth rates and surpass traditional TV ad spending in 2029 and reach $52.5 billion. The amount of CTV users in the U.S. is forecasted to increase from approximately 235 million, or 70% of the U.S. population, in 2024 to approximately 248 million, or 73%% of the U.S. population, in 2027, according to eMarketer. CTV also provides a number of benefits to advertisers, including more accurate control of scale, addressability and measurement. Marketers are increasingly investing in CTV as more inventory becomes available. According to eMarketer, 89% of CTV ad spend was transacted programmatically in 2025. The share of programmatic advertising is expected to increase to 93% in 2027.
Strong marketer demand for ROAS measurement across most channels: Marketers are looking for a centralized view of their customers, while connecting online and offline purchases to accurately measure ROAS. ROAS is a critical metric for marketing campaigns. Insights from ROAS across all campaigns inform marketers about the value of their investment across all media spend in near real-time. Hence, marketers seek tools to track their ROAS across channels. We believe customers using our platform and HHID are able to get a more accurate measurement of ROAS as compared to cookie-based platforms, especially in naturally cookieless environments such as CTV.
Demand for scaled people-based platforms: Advertising has become more data driven, and marketers need to be able to target audiences at the individual and household level while respecting consumer privacy. Internet advertisers in the past have capitalized on device-based identifiers such as cookies to gain insights into users and ad performance. However, technical changes and increased privacy concerns are causing marketers to reduce their reliance on vendors and platforms that primarily utilize cookies for device identification. In today’s connected world, marketers need to be able to identify their customers and connect with them across most channels, devices and formats. This, we believe, will drive an industry shift away from cookie-based DSPs to scaled people-based DSPs.
Brands directly selecting advertising platform solutions: Marketers are increasingly becoming directly involved in the selection of their advertising platform solutions as they seek to reduce costs, better leverage their customer data and gain more control over their advertising and data. The automation of ad-buying technology has enabled fast, accurate and cost-effective decision-making, resulting in ad buying becoming a function that an increasing number of chief marketing officers want to fully own.
Our Market Opportunity
We believe that over the long term, our total addressable market is the total global advertising market, which eMarketer has forecasted to grow from $1.1 trillion in 2026 to $1.4 trillion in 2029, an 8% CAGR. Currently, our focus is primarily on the U.S. market, which eMarketer has forecasted to grow from $443 billion in 2026 to $513 billion in 2028 in the United States, an 8% CAGR, primarily including the following segments:
•CTV: U.S. CTV advertising is forecasted to be a $38.0 billion market in 2026 and forecasted to grow to $42 billion in 2028, a 12% CAGR. CTV includes over-the-top (“OTT”) content delivered through a connected device over the internet.
•Desktop and Mobile: U.S. desktop and mobile advertising are forecasted to grow from a $307 billion market in 2026 to a $371 billion market in 2028, a 9% CAGR.

•Streaming Audio: U.S. digital audio advertising is forecasted to be a $7.5 billion market in 2026 and forecasted to grow to an $8.4 billion market in 2028, a 5% CAGR.
•Digital Billboards: U.S. billboard advertising is forecasted to be a $3.5 billion market in 2026 and forecasted to grow to a $4.2 billion market in 2028, a 7% CAGR.
The forecasts for each segment above include both programmatic and non-programmatic digital advertising. In recent years, programmatic advertising has represented an increasing portion of total U.S. media spend. eMarketer estimates that the U.S. programmatic advertising market, as represented by the segments above, will grow from $159 billion in 2024 to $225 billion in 2027, a 12% CAGR.
Our Solutions
Our DSP makes it easy to buy ads across a wide range of advertising channels and formats, and helps brands measure the impact of their ad spend by providing electronic buying and measurement of all advertising. Our platform enables marketers and their advertising agencies to plan, buy and measure campaigns across channels. Customers can choose to maintain hands-on control over every campaign detail or have our platform autonomously execute, optimize, and measure their advertising investments. Integrated with our HHID, we provide our customers with a full suite of forecasting, reporting and automation to make informed decisions around their advertising investments. With the launch of our artificial intelligence product suite, ViantAI, we are building the future of autonomous advertising solutions, empowering advertisers to achieve their boldest goals while maintaining the strategic oversight they require. We provide exceptional customer service to ensure our customers have the level of support required for their unique business needs. Viant is driven to be a leader in innovation, automation, transparency, customer focus and responsible media.
ViantAI: Our artificial intelligence product suite, which launched in 2024, is a foundational component of our long-term vision for autonomous advertising to create the most efficient and cost-effective experience for our customers. ViantAI handles every stage of programmatic advertising, from building campaigns to optimizing execution, allowing advertisers and their agencies to rely on ViantAI to manage their day-to-day campaigns while focusing on higher-level strategic objectives.
Our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments, AI Measurement and Analysis, which provides accessible measurement and insights via a user-friendly chat interface, and recently launched, AI Decisioning, an AI-driven engine which autonomously manages execution towards an outcome an advertiser defines by continuously evaluating a number of proprietary data signals in parallel, including HHID, IRIS_ID, supply quality scoring, historical campaign performance, bid pricing dynamics and real-time delivery data, to determine and execute optimization decisions without manual intervention. The launch of AI Decisioning was accompanied by the introduction of Outcomes, our autonomous advertising performance solution that utilizes each of the four phases of ViantAI, and various signals within our intelligence layer, to build and execute campaigns designed to deliver an optimal outcome.
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
Direct Access: Our supply path optimization program creates a more cost efficient, direct path to premium inventory through partnerships with leading CTV publishers and the removal of resellers from the digital supply chain. By bringing buyers and sellers closer through direct inventory and first-party data integration, this program lowers media cost for the advertiser and increases revenue for the publisher. We believe this program has had a significant impact on how we continue to outpace the high-growth CTV market.

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
Flexible Customer Engagement Models: Our DSP and related services are available through several levels of best-in-class customer service, from a self-service interface, which offers customers transparency and control over their advertising campaigns and underlying data infrastructure, to a fully managed end-to-end solution, which offers an experienced support team to assist with audience creation and management, campaign execution and advanced reporting. Additionally, customers can choose to have our platform autonomously execute, optimize, and measure their advertising investments by enabling AI-driven management of the campaign lifecycle with minimal manual intervention.
Our Strengths
We believe the following attributes and capabilities provide us with long-term competitive advantages:
•Scalable Self-Service Platform: Our self-service platform enables customers to choose the level of Viant involvement from maintaining hands-on control over every campaign detail to having our platform autonomously execute, optimize, and measure their advertising objectives with minimal manual intervention. This scalable architecture creates operating leverage: as we add new customers and as existing customers increase their use of our platform, our revenue grows significantly faster than our personnel costs. Our platform’s automation capabilities allow us to scale customer campaigns and onboard new clients without requiring proportional increases in headcount, enabling us to capture market share while expanding margins.
•Machine Learning and AI Capabilities: We enable the use of machine learning, workflow automation, automated reporting and other functionalities that allow our customers to update and make thousands of changes automatically to help achieve their desired business outcomes. With the continued development of our end-to-end ViantAI platform, we have AI-powered tools that drive better efficiency across the four key areas of programmatic ad buying: planning, bidding, measurement and decisioning. In addition to the speed and ease of use, ViantAI brings an additional level of sophistication to the campaign planning process. Leveraging years of data from campaigns executed through our platform, we believe ViantAI is faster, smarter and more precise in its planning capabilities compared to traditional planning technology tools.
•Proprietary Technology: We leverage a robust suite of proprietary tools and products to enable our customers to utilize our platform and services. We are constantly iterating and developing new tools and products while utilizing our patented technologies and processes. As of December 31, 2025, we held 65 issued patents and 24 additional pending patent applications, which cover many of our proprietary products. As new offerings are developed, we continue to file and obtain patents on the most valuable and innovative products developed at our Company.
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
•IRIS_ID: The IRIS_ID is an anonymous universal identifier that allows advertisers to go beyond targeting at the CTV app level, enabling precise targeting down to the individual video file where their ads will run. The IRIS_ID also contains powerful data driven insights, including contextual segments, emotional sentiment analysis and brand suitability data which provides advertisers with a richer understanding of the videos and scenes accompanying their ads, empowering safer, smarter and more impactful CTV ad campaigns.
•Advanced Reporting and Measurement: We invest heavily in our measurement capabilities, as we believe this will increase our customers’ usage of our DSP and related services. Our platform measures ROAS across most channels and empowers our customers with real-time insights, including foot-traffic reports and multi-touch attribution analytics. Our advanced reporting functionality uses our aforementioned identity graph to provide marketers with a holistic view of measurement across most channels.

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
Our Growth Strategy
We believe that the advertising market is in the early stages of a shift toward programmatic advertising as well as in an ongoing shift from linear TV spend to CTV spend. We intend to capitalize on this opportunity by pursuing the following strategies:
•Invest in and continue to build a platform utilizing artificial intelligence and machine learning: We are committed to leveraging AI to streamline advertising operations and enhance data-driven decision-making for our customers. With continued investment in our ViantAI suite of products to support additional features and functions, we believe we will attract new customers and encourage our existing customers to increase usage of our platform. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing and continuing to develop automated solutions for the planning, buying and measuring of their media spend across channels, we believe we are well positioned to capture the increase in programmatic budgets from new and existing customers.
•Continue to invest in our customers’ success: Our platform provides extensive functionality designed to provide our customers with a high level of control and enable them to run efficient ad campaigns. We continue to enhance new customer onboarding and support while investing in training and education for customers to maximize their success with our platform.
•Continue to strengthen our omnichannel partnerships: We believe we have one of, if not the largest breadth of advertising inventory across channels in our industry landscape. We will continue to invest in the integration of new supply partners across channels and as part of our Direct Access program, bring buyers and sellers closer through direct inventory and first-party data integration. The addition of new supply partners, together with our supply path optimization program, will continue to broaden our supply of premium advertising inventory and create a more cost efficient path to that inventory.
•Expand our sales and marketing investments: We intend to continue to expand sales and marketing efforts to increase awareness and consideration of our platform and promote the advantages of our ViantAI suite as well as our HHID framework and IRIS_ID as cookie-based options continue to decline.
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
Advanced Reporting: We close the loop on digital and traditional media by linking ad spend to online and offline sales.
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
Our platform is built with ad buyers in mind and offers many in-depth features that give buyers the highest levels of control, which helps ensure they are running the most efficient campaigns possible. This includes:
•Machine Learning and ViantAI Algorithms: Our built-in advanced machine learning technology and ViantAI solutions analyze millions of impressions and data points every second. Our algorithms find optimal bid prices for maximizing performance and scale across all major performance measures, allowing our customers to strengthen their campaign efforts and build confidence in programmatic campaign performance. Our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, AI Bidding, which optimizes inventory costs by lowering the eCPM through automated bid adjustments, AI Measurement and Analysis, which provides accessible measurement and insights via a user-friendly chat interface, and recently released, AI Decisioning, which automates planning, execution, measurement and dynamic optimization of campaigns in real-time. The launch of AI Decisioning was accompanied by the introduction of Outcomes, our autonomous advertising performance solution that utilizes each of the four phases of ViantAI, and various signals within our intelligence layer, to build and execute campaigns designed to deliver an optimal outcome.
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
We enable deep data access through our integrations with over 70 leading data partners, giving our customers access to data across key industry verticals, including retail, consumer packaged goods, travel and healthcare. Customers can also onboard their own first-party data onto our platform, without the need for a separate data management platform.
Sales and Marketing
We sell our platform through a direct sales team focused on business development across all markets, including sales to new customers and revenue growth within existing customers. We have an experienced sales team focused on selling access to our platform in our target markets and industry verticals, as well as building and nurturing relationships with global brands and agencies. We use a consultative sales approach focused on educating existing and potential customers on our platform capabilities, and training customers to use our platform. We offer a formal Viant DSP Certification program, which is a three-part training series that covers programmatic industry trends, technology capabilities and time-saving workflows. In addition, we also offer an online knowledge base with robust documentation on Viant DSP workflows to our customers. We provide dedicated customer support and work with customers as they set up and optimize their campaigns, assist with delivery against KPIs and goals, and provide post-campaign support and recommendations.
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

Privacy and Data Protection
In the ordinary course of our business, we may collect, receive, compile, use, store, process, share, dispose of, disclose, retain, transfer, and destroy (“Process” or “Processing”) personal information or personal data ("Personal Information"), as those and similar terms are defined under various applicable laws. Accordingly, we are subject to numerous and global data privacy and security obligations, including laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, those to avoid deceptive or unfair acts under Section 5 of the Federal Trade Commission Act, the Children’s Online Privacy Protection Act of 1998, and a host of consumer privacy laws and regulations enacted at the state level. Starting with the California Consumer Privacy Act (“CCPA”), twenty states have now adopted omnibus consumer privacy laws that provide residents of those states a variety of rights and impose a host of obligations on companies operating in the advertising technology ecosystem (collectively, “State Privacy Laws”). Several states have also adopted laws that specifically govern companies that operate as “data brokers”. Other states have adopted laws specific to consumer health data (such as Washington's My Health My Data Act ("MHMD")) and others have adopted laws focused on child and teen safety and privacy. Additionally, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the UK counterpart regulation (“UK GDPR”) (collectively the “GDPR”) impose strict requirements applicable to certain Processing of European Personal Information, respectively, in the European Economic Area (“EEA”) and the United Kingdom (“UK”). Authorities at many levels across jurisdictions continue to introduce new privacy legislation and rules, and we expect this will continue.
These laws continue to increase our compliance obligations and exposure for any noncompliance. The State Privacy Laws generally require each covered business to provide specific disclosures related to its Processing of Personal Information and to honor requests from individuals, including to opt out of certain advertising uses and related disclosures of their Personal Information, as well as requests to access, delete, and correct certain information and add extra protections for certain Personal Information deemed “sensitive” under such laws. Data broker-specific laws require companies that qualify as data brokers to register with the relevant state, and California’s Delete Act will soon require registered data brokers to honor deletion requests made by California residents through a centralized deletion mechanism. Teen- and child- and health- focused laws result in additional compliance costs. In addition to these recently-adopted statutes, plaintiffs’ attorneys also continue to explore creative theories to allege privacy violations under longstanding laws as well as tort and negligence theories that can be costly to defend. A perceived failure to comply with applicable privacy laws may lead to the defense of costly regulatory investigations and enforcement actions or the obligation to pay substantial fines.
See "Risk Factors—Risks Related to Data Privacy and Artificial Intelligence" for additional information about the laws, obligations and limitation to which we are subject and about the risks to our business associated with such laws, obligations and limitations.
Competition
Our industry is highly competitive and fragmented. We compete with large, privately-held companies, such as Yahoo DSP, with public companies exclusively serving our industry, such as The Trade Desk, and with divisions of large, well-established public companies such as Google and Amazon. The competitive landscape in recent years has been affected by consolidation and limited investment in new startups in our industry and there are currently few scaled competitors with self-service capabilities and AI-driven autonomous capabilities like those offered by ViantAI. Our long history and time in the market with customers has given us competitive advantages in terms of platform development and expertise, as well as a long development lead ahead of new entrants and legacy competitors still reliant on outdated cookie-based technology. We believe that we compete and win primarily based on the transformative automation delivered by ViantAI and our patented identity resolution capabilities, the enhanced performance of campaigns running on our platform, the advanced features of our platform, our omnichannel capabilities and our advance reporting capabilities. We believe that we are differentiated from our competitors in the following areas:
•our AI-driven DSP combines ease of use with sophisticated automation and performance capabilities;
•we are an independent technology company focused on serving advertising agencies and marketers on the buy-side of our industry;
•we enable the use of machine learning, workflow automation, automated reporting and other functionalities that allow our customers to update and make thousands of changes automatically to help achieve their desired business outcomes;
•we offer our DSP in an integrated manner with our patented HHID, eliminating the need for separate providers for data onboarding and data purchasing services;
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
As of December 31, 2025, we had approximately 380 employees in 10 offices across North America. Our team draws from a broad spectrum of backgrounds and experiences across technology and advertising industries.
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
In addition to salaries, we provide competitive compensation programs that are in line with our peers and industry. These programs may include bonuses, equity awards, 401(k) plan, healthcare and insurance benefits, flexible spending accounts, health savings accounts, paid time off, family leave and employee assistance programs among many others.
Climate Change and Sustainability
We have launched initiatives that aim to drive sustainability as we recognize that sustainability initiatives are important to our customers. To support our clients in meeting their sustainability goals, we offer a customer carbon reduction program called Adtricity. Adtricity aims to deliver renewable energy credits to our customers based on their spend with us. We have also joined Ad Net Zero and the IAB Tech Lab - Sustainability Working Group to drive cross-industry action around sustainability initiatives in the advertising industry.
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
As of December 31, 2025, we held 65 issued patents, 24 pending patent applications and 303 issued trademarks. Our issued patents are scheduled to expire between 2026 and 2041. We continually review our development efforts to assess the existence and patentability of new intellectual property. In addition to the intellectual property relating to the operation of Viant, our DSP, and our HHID, we own intellectual property related to our owned site, Myspace.com. Of our issued patents, 35 relate to our platform and our HHID, 15 relate to Myspace.com, and 15 are related to IRIS.TV.

Corporate Information
We were founded in 1999 by Tim, Chris and Russ Vanderhook who continue to lead our company today. We have been at the forefront of digital advertising technology since our inception and have demonstrated our ability to grow, thrive, and innovate as competitors have come and gone. In 2011, we acquired the social network website Myspace.com. In 2011, Tim and Chris Vanderhook started Xumo, a CTV streaming service, which was acquired by Comcast Corp. in 2020. In 2015, we completed our first people-based integration. We remained independent until 2016, when Time Inc. acquired a 60% interest in our company through our subsidiary, Viant Technology Holding Inc. (the “Former Holdco”). That interest was later acquired by Meredith Corporation when it acquired Time Inc. in 2018. In 2017, we purchased Adelphic, a DSP. Since the Adelphic acquisition, we have materially transformed from a full-service provider of digital advertising solutions into a leading DSP that enables marketers and their advertising agencies to centralize and automate the planning, buying and measurement of their media investments using a people-based framework. We have grown from a business operating from a home office to a company with approximately 380 employees in 10 offices throughout the United States at the end of 2025. In 2019, we entered into an agreement that resulted in the retirement of the Former Holdco’s interest in our company and Tim Vanderhook, Chris Vanderhook and Capital V LLC (formerly Four Brothers 2 LLC) (the “Vanderhook Parties”) acquired that 60% interest in our company (the “2019 Former Holdco transaction”), allowing it to once again become an independent company. Viant Technology Inc. was incorporated in Delaware on October 9, 2020. In connection with the consummation of our initial public offering (the “IPO”), we became the sole managing member of Viant Technology LLC. We completed the IPO of our Class A common stock on February 12, 2021. Our principal executive offices are located at 2722 Michelson Drive, Suite 100, Irvine, CA 92612, and our telephone number is (949) 861-8888. Our website address is www.viantinc.com. Our design logo, “Viant,” and our other registered and common law tradenames, trademarks and service marks are the property of Viant Technology LLC.
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
Emerging Growth Company
We are an emerging growth company (an "EGC") as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies that are not an EGC. We will cease to be an EGC upon the earliest of: (i) December 31, 2026, (ii) the first fiscal year after our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report for additional information.

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
Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must regularly make investment decisions regarding offerings and technology to maintain the technological competitiveness of our products and services and meet customer demand and evolving industry standards. The complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. Without the timely introduction of new products, services and enhancements, including those leveraging AI and machine learning, our offerings could become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. In addition, such new products, services or enhancements may create new, or exacerbate existing, technological, security, legal and other challenges, could cause unintended consequences, and may not perform as intended. If new or existing competitors replicate our offerings or have more attractive offerings, we may lose customers or customers may decrease their use of our platform. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. In addition, as we develop and introduce new products and services, including those incorporating or utilizing AI and machine learning and new processing of information, they may raise new, or heighten existing, technological, security, legal and other risks and challenges, that may cause unintended consequences and may not function properly or may be misused by our customers.

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
In particular, the market for programmatic advertising across most advertising channels, including CTV, streaming audio, digital out-of-home, mobile and desktop, is an emerging market. Our ability to provide capabilities across most advertising channels, which we refer to as omnichannel, may be constrained if we are not able to maintain or grow advertising inventory for such channels, and some of our omnichannel offerings may not gain market acceptance. We may not be able to accurately predict changes in overall industry demand for the channels in which we operate and cannot assure you that our investment in channel development will correspond to any such changes. For example, the growth in demand for our CTV offering may not continue. In addition, our revenue may not necessarily grow at the same rate as spend on our platform. As the market for programmatic buying for advertising matures, growth in spend may outpace growth in our revenue due to a number of factors, including pricing competition, volume discounts and shifts in media, customer and channel mix, and the composition of offerings provided to our customers. A significant change in revenue as a percentage of spend could reflect an adverse change in our business and growth prospects. In addition, any such fluctuations, even if they reflect our strategic decisions, could cause our performance to fall below the expectations of securities analysts and investors, and adversely affect the price of our Class A common stock.
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
We do not have exclusive relationships with advertising agencies, and we depend on agencies to work with us as they embark on advertising campaigns for their customers. The loss of such agencies could significantly harm our business, operating results and financial condition. If we fail to maintain satisfactory relationships with an advertising agency or an advertising agency otherwise chooses not to do business with us, we risk losing business from the marketers represented by that agency.
Marketers may change advertising agencies. We have in the past lost and could in the future lose revenue from marketers that switch from an agency that utilizes our platform to one that does not. In addition, some advertising agencies have strong relationships with competing ad platforms or other platforms and may direct their marketers to such other platforms. We are primarily focused on the U.S. market, while competing ad platforms may be focused on international markets. Advertising agencies who seek both domestic and international services, or otherwise limit the number or types of ad platforms used, may choose to consolidate with competing ad platforms. If a significant number of marketers and their agencies begin to utilize competing platforms for the administration of their advertising campaigns, our business, financial condition and results of operations could be adversely affected.

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
The effects of macroeconomic conditions and geopolitical events, such as inflation, tariffs, changes in trade policies, international conflict, high interest rates and other adverse market events have had, and could in the future have, an adverse impact on our business, operating results and financial condition.
Our business and operations have been and could in the future be adversely affected by macroeconomic conditions and geopolitical events, such as bank failures, high interest rates, inflationary pressures, tariffs, changes in trade policies, labor shortages, shortages of goods and services, supply chain constraints, pandemics, political cycles, changes in laws and interpretations of laws, and potential disruptions from international conflicts and acts of terrorism. A recession, depression, or other economic slowdown resulting from macroeconomic conditions and geopolitical events could materially and adversely affect our business and that of our customers or potential customers and our results could fluctuate unpredictably.
Our business depends on the overall demand for advertising and on the economic health of our customers that benefit from our platform. Economic downturns or unstable market conditions may cause our customers to decrease their advertising budgets, which could reduce usage of our platform and adversely affect our business, operating results and financial condition. Our customers’ and potential customers’ businesses or cash flows have recently been and may continue to be negatively impacted by the economic uncertainty related to, among other things, pandemics, bank failures, inflation and monetary supply shifts, labor shortages, supply disruptions, tariffs, tightening of credit markets, political cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives, and potential disruptions from international conflicts and acts of terrorism, which has led and may continue to lead them to reduce their advertising spending and delay their advertising initiatives or technology spending, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our business, operating results and financial condition. Our customers may also seek adjustments to their payment terms, delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables. Typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our customers pay us on time, or at all, and we may not be able to negotiate better terms. As a result, our financial condition and results of operations have in the past and may in the future be adversely impacted if the business or financial condition of our customers and marketers is negatively affected by macroeconomic conditions and geopolitical events.
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
We must maintain a consistent supply of ad inventory. Our success depends on our ability to secure inventory on reasonable terms across a broad range of advertising inventory partners in various verticals and formats. The amount, quality and cost of inventory available to us can change at any time. If our relationships with any of our significant suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. We may not have access to a consistent supply of inventory on favorable terms or at all. In addition, we compete with companies with which we have business relationships. For example, Google is an advertising inventory supplier in addition to being one of our competitors. If Google or any other company with attractive advertising inventory limits our access to its advertising inventory, our business could be adversely affected. If our relationships with certain of our suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Inventory suppliers control the sales process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including prohibiting the placement of advertisements on behalf of specific marketers, or seek to sell inventory directly to a marketer or advertising agency instead of, or in addition to, a demand side platform. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.
As new types of inventory, such as digital advertising for television, become more readily available, we will need to expend significant resources to ensure we have access to such new inventory. Although television advertising is a large market, the majority of it is not currently purchased programmatically. We are investing heavily in our programmatic television offering, including by adding new features, functions and integrations to our platform. If the digital television advertising market does not grow as we anticipate or we fail to successfully serve such a market, our growth prospects could be harmed.
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
Legislators, regulators, and other authorities have focused heavily on third-party data suppliers and the advertising industry in recent years, and we expect this to continue. State Privacy Laws and other U.S. and foreign laws governing Personal Information and privacy pose additional and material compliance risks to such suppliers and companies operating in the advertising industry. In addition, state lawmakers continue to update or enact new laws governing activities of data brokers. For example, states increasingly require companies like ours to honor requests to opt out of certain advertising related uses and disclosures of Personal Information through browser-or device-based mechanisms and California will soon require data brokers to honor deletion requests made through a centralized mechanism, both of which increase our compliance costs, materially increase potential penalties for non-compliance, and potentially limit the availability of data on our platform. This could impact our business and diminish our revenue.
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
We had approximately 380 employees as of December 31, 2025. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
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
We do not provide or control the content of the advertisements we serve or that of the websites providing the inventory. Our customers provide the advertising content and inventory suppliers provide the inventory. Both customers and inventory suppliers are concerned about being associated with content they consider inappropriate, competitive or inconsistent with their brands, or illegal, and they are hesitant to spend money without guaranteed brand security. For example, our customers expect that ad placements will not be misrepresented, such as auto-play in banner placements marketed as pre-roll inventory. Consequently, our reputation depends in part on providing services that our customers and inventory suppliers trust, and we have contractual obligations to meet content and inventory standards. We contractually prohibit the misuse of our platform by agencies (and their marketer customers). Additionally, we use our proprietary technology and third-party services to, and we participate in industry co-ops that work to, detect malware and other content issues as well as click fraud (whether by humans or software known as “bots”) and to block fraudulent inventory. Despite such efforts, our customers may inadvertently purchase inventory that proves to be unacceptable for their campaigns, in which case we may not be able to recoup the amounts paid to inventory suppliers. Preventing and combating fraud is an industry-wide issue that requires constant vigilance, as well as a balancing of cost effectiveness and risk, and we may not be fully successful in our efforts to combat fraud. We may provide access to inventory that is objectionable to our customers or we may serve advertising that contains malware or objectionable content to our inventory suppliers, which could harm our or our customers’ brand and reputation, cause customers to decrease or terminate their relationship with us, cause suppliers to decrease or terminate the inventory supplied to us or their relationship with us, or otherwise negatively impact our business, operating results and financial condition. In addition, we may terminate MSAs or IOs in the event customers violate our ad policies or other contract terms, which could harm our business, operating results and financial condition.
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
•litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties; and

•negative reception to an acquisition by customers, suppliers, vendors, or investors.
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
Risks Related to Data Privacy and Artificial Intelligence
We are subject to stringent and changing legal obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, litigation and regulatory defense costs, fines and penalties, disruptions of our business operations, reputational harm, loss of customers or sales, revenue declines, increase the cost of data, reduce the availability of data, reduce our ability to utilize or disclose data, and have adverse effects on the demand for our products and services or other adverse business consequences.
We collect, receive, store, use, transmit, disclose, or otherwise process (collectively, "Process") Personal Information and other data such as confidential business data, trade secrets, and intellectual property, from and about consumers, our customers, employees, service providers, and other third parties. We also depend on a number of third-party vendors in relation to the operation of our business, some of which Process data on our behalf. Our and our third-party vendors' handling of this data is subject to a wide variety of federal, state, local, and foreign laws regulations, guidance, industry standards, external and internal privacy and security policies, certifications, documents, contracts, and other obligations that govern the Processing of Personal Information by us and on our behalf.

U.S. federal, state, and local governments, and foreign governments have adopted or proposed numerous laws relating to the Processing of Personal Information relating to individuals and households, including contact information and pseudonymous identifiers, many with a particular focus on marketing and advertising uses of such Personal Information. The legal landscape for data privacy issues worldwide is complex, continually evolving and often conflicting, and is likely to remain uncertain for the foreseeable future. Because many of these laws are new, established interpretations and best practices are still emerging. Regulators could allege that our practices do not comply with such laws or regulations, despite our ongoing efforts to comply. Any failure or perceived failure to comply with applicable laws or regulations regarding privacy, data protection and cybersecurity could adversely affect our business, brand or reputation and may result in claims, actions, investigations or proceedings against us by regulators or individuals and require us to change our practices, all of which may result in significant costs.
In the United States, an ever-increasing number of laws and regulations apply to the Processing of Personal Information. In recent years, the U.S. federal and state legislatures, along with regulatory authorities at the state and federal level, have increased their focus on the collection and use of Personal Information, including relating to “interest-based,” “cross-context behavioral,” or “targeted” advertising. For example, the FTC has been very active in bringing enforcement actions against companies that handle personal data it views as sensitive for advertising purposes, including location data brokers and companies that process health-related data. These enforcement actions may signal increased ongoing regulatory scrutiny of advertising practices, particularly those that involve “sensitive” categories of personal data such as health data, data related to children and teens, and precise location information. The FTC could expand this focus by acting on new authority to enforce a federal law focused on disclosures of certain information it classifies as sensitive to certain restricted countries or entities under the control of such countries.
State legislatures have also continued their focus in this area. For example, the State Privacy Laws require covered businesses to, among other things, provide disclosures to consumers and grant consumers a right to opt-out of use and disclosure of their Personal Information for purposes of showing targeted advertisements and “sales” of Personal Information, a concept that is broadly defined as the disclosure of Personal Information to a third party for monetary or other valuable consideration. Certain State Privacy Laws also require or will require companies to respond to user-enabled opt out preference signals or "global privacy controls," such as those expressed through a browser plug-in or privacy setting, device setting, or other mechanisms, that communicate or signal the consumer’s choice to opt-out of the sale or sharing of their Personal Information, or the use of their Personal Information for targeted advertising. Laws additionally require covered businesses to take extra precautions for data deemed “sensitive” and offer consumers rights to access, delete, and correct their Personal Information. These laws are generally enforced by each state’s attorney general with potentially steep penalties for violations.
Lawmakers and regulators are also focused on data Processing by companies that do not have direct relationships with the consumers whose Personal Information they sell or share. Several states, including California, Oregon and Texas, have enacted or updated laws restricting the activities of data brokers. In late 2023, California passed the Delete Act, dramatically increasing obligations and potential penalties relative to the state’s preexisting data broker statute. Beyond additional transparency requirements, beginning in August 2026, companies registered as data brokers in California will be required to honor deletion requests expressed by California residents through a centralized mechanism the state will create. Beginning in 2028, data brokers will be required to undergo audits verifying their compliance with the Delete Act. These obligations may reduce the data available to Viant, require us to develop complex and expensive compliance tools and procedures, and may result in reductions in revenue.
Lawmakers, regulators, and advocates also continue to focus on activities involving the use of certain types of Personal Information perceived as especially sensitive, such as children’s and teen's data, health data, and location data, which will continue to impact the advertising industry. For example, the FTC actively enforces the Children's Online Privacy Protection Act of 1998 ("COPPA") and recently updated and expanded certain parts of the law, such as by requiring separate consent to disclose children’s personal information to third parties. Additionally, several State Privacy Laws have increased the age at which a consumer can be shown targeted ads (without opt-in consent) from 13 to 16 or 18 years of age, and other state laws may ban targeted advertising to minors outright.
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
These developments and other comprehensive data privacy and security laws that have been proposed at the federal, state, and local levels in recent years could lead to a varied and increasingly complex regulatory landscape, further complicating our compliance efforts and those of our data suppliers and customers. Additionally, plaintiffs have sought to apply decades-old statutes, including federal wiretap and similar laws and the Video Privacy Protection Act to certain advertising and online tracking practices. Such laws, which include private causes of action, can be costly to settle or litigate, regardless of the merit of the claim, and may result in significant monetary liability. In addition, in order to help avoid data breaches that are reportable under various U.S laws, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

Outside the United States, certain laws, regulations, and industry standards may apply to our or our suppliers’ or customers’ data privacy and security practices. The European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the UK counterpart regulation (“UK GDPR”) (collectively the “GDPR”) imposes strict requirements applicable to companies targeting their services to EEA and the UK. The applicability analysis under the GDPR is complex, but if we were deemed to operate our business in a manner subject to GDPR, the GDPR provides for significant penalties for noncompliance of up to the greater of €20 million under the EU GDPR / 17.2 million pounds sterling under the UK GDPR, or, in each case, 4% of an enterprise’s global turnover (or revenue) for the preceding fiscal year. Companies that violate the GDPR may face prohibitions on data processing and other corrective action, such as class action brought by classes of data subjects or by consumer protection organizations authorized at law to represent their interests. Additionally, EU Member States may assess other penalties for noncompliance on companies subject to GDPR.
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
Further, privacy advocates and industry groups have proposed, and may propose in the future, industry standards with which we are legally or contractually bound to comply. Moreover, we may make statements about our data Processing practices in light of these standards. For example, best practices and self-regulatory standards, such as those promulgated by the Network Advertising Initiative, the Digital Advertising Alliance, and their international counterparts, apply to many players in the advertising technology ecosystem. Some of these self-regulatory bodies can discipline members, which could result in fines, penalties, and/or public censure. See “—Our business or ability to operate our platform could be impacted by changes in technology initiated by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies” and use of automated opt out signals, could cause instability in the advertising technology industry.”
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
We may at times fail or be perceived to have failed to comply with all applicable data privacy and security obligations, despite our efforts to comply. Moreover, despite our efforts, our customers, personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. Any inability, or perceived inability, to address or comply with applicable data privacy or security obligations could result in significant consequences, including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on Processing Personal Information; and orders to destroy or not use Personal Information or AI models. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, additional costs and liabilities, damage our reputation, reduction in sales and demand for our platform, and harm our business.
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
Our business or ability to operate our platform could be impacted by changes in technology initiated by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies,” and use of automated opt out signals, could cause instability in the advertising technology industry.
Digital advertising and in-app advertising are largely dependent on established technology companies and their operation of the most commonly used Internet browsers (Chrome, Firefox, Internet Explorer and Safari), devices and their operating systems (Android and iOS). These companies have changed and may continue to change the operations or policies of their browsers, devices and operating systems in a manner that fundamentally changes our ability to operate our platform or collect data. Users of these browsers, devices or operating systems may also adjust their behaviors and use of technology in ways that change our ability to collect data. Digital advertising and in-app advertising are also dependent, in part, on internet protocols and the practices of internet service providers, including IP address allocation. Changes that these providers make to their practices, or adoption of new internet protocols, may materially limit or alter the availability or quality of data. A limitation or alteration of the availability of data in any of these or other instances may have a material impact on the advertising technology industry, which could decrease advertising budgets and subsequently reduce our revenue and adversely affect our business, operating results and financial condition.
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
Digital advertising is also subject to government regulation which may impact our ability to collect and use data. As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators such as the FTC, California Privacy Protection Agency, and state Attorneys General, as well as privacy advocates, have raised significant concerns around observed data and targeted advertising. This has led to an array of laws and pending legislation permitting individuals to easily opt out of targeted advertising through "universal opt out mechanisms" or "opt out preference signals" and developing such technical mannerisms and individuals are increasingly aware of these options. California recently passed legislation requiring browser manufacturers to provide easily locatable and configurable functionality that allows consumers to send such signals directly through their browsers. As a result, the number of consumers using such signals is likely to rise.
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
Further, we rely upon third-party service providers and technologies to operate critical IT Systems and to process Confidential Data, including, without limitation, third-party providers of cloud-based infrastructure such as Google Cloud Platform and Amazon Web Services, employee email, and other functions. We may share or receive Confidential Data with or from third parties. Our ability to monitor these third parties’ security practices is limited, and these parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and third parties and infrastructure in our supply chain or our third-party partners’ supply chains may become compromised or contain exploitable defects or bugs that could result in a breach of or disruption to our IT Systems (including our products/services) or the third-party information technology systems that support us and our services.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our IT Systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our IT Systems and security program.
Remote work has become more common and has increased risks to our IT Systems Confidential Data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, Confidential Data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.
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
We use AI technologies, including our ViantAI product suite (collectively, “AI Technologies”), throughout our business, and are making significant investments in this area. For example, our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments, AI Measurement and Analysis, which provides accessible measurement and insights via a user-friendly chat interface, and recently released, AI Decisioning, which automates planning, execution, measurement and dynamic optimization of campaigns in real time.
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
Our deployment of AI Technologies presents particular risks. For example, the models underlying our AI Technologies may be incorrectly designed or implemented and exhibit defects. ViantAI uses machine learning trained on years of data; however, in any given use case, any data on which our AI Technologies are trained may be incomplete, inadequate, inaccurate, biased or otherwise poor-quality. As a result, ViantAI could produce inaccurate, unexpected or unfavorable results or behaviors, and therefore poorly-designed or executed campaigns, sub-optimal ad placement, targeting, or bidding, or misleading insights for our customers. In turn, these effects could reduce click-through rates, conversion rates, and ROAS. Any of the foregoing could impair the performance of our products, services and business, as well as our reputation and the reputations of our customers, and we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
The market for products and services that incorporate AI Technologies such as ViantAI is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance of solutions that incorporate AI Technology is uncertain, and the evolution of the use of AI and machine learning in digital advertising may create challenges and further ecosystem uncertainty. Our failure to successfully develop and commercialize solutions involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our solutions; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments. There can be no assurance that our AI initiatives will enhance our platform, products, or services as expected.
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
The legal and regulatory landscape for AI Technologies is rapidly evolving as many U.S. federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of the AI Technologies we provide or use, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. It is possible that evolution of the legal and regulatory landscape limits our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our offerings. We may need to expend resources to adjust our products or services in certain jurisdictions if laws or regulations are not consistent across jurisdictions. Further, the cost to comply with such laws and regulations could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition, and results of operations.

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
While we have issued patents and patent applications pending, we may be unable to obtain patent protection for the technology covered in our patent applications or such patent protection may not be obtained quickly enough to meet our business needs. Furthermore, the patent prosecution process is expensive, time-consuming, and complex, and we may not be able to prepare, file, prosecute, maintain, and enforce all necessary or desirable patent applications at a reasonable cost or in a timely manner. Moreover, there is significant uncertainty as to the patentability of technology created with the assistance of artificial intelligence. As a result, certain of our patents may be at risk, and pending or future patent applications may be more costly to prosecute, may result in issued patents of limited scope, if such patents are issued patents at all. The scope of patent protection can also be reinterpreted after issuance and issued patents may be invalidated. Even if our patent applications do issue as patents, they may not issue in a form that is sufficiently broad to protect our technology, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage.
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
There is significant patent and other intellectual property development activity in the digital advertising industry. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Our success depends on the continual development of our platform. From time to time, we receive claims from third parties that our platform and underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. In addition, various "non-practicing entities" that own patents and other intellectual property rights are and may continue to aggressively assert their rights in order to extract value from us. Furthermore, from time to time we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. The cost of settling or defending against intellectual property claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and diverts the attention of management, technical personnel and other employees from our business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Additionally, we may be obligated to indemnify our customers or inventory and data suppliers or other vendors in connection with any such litigation. If we are found to infringe these rights, we could potentially be required to cease utilizing portions of our platform. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. Alternatively, we could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
We face potential liability and harm to our business based on the nature of our business and the content on our platform.
Advertising often results in litigation relating to copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through our platform. Though we contractually require customers to represent to us that they have the rights necessary to serve advertisements through our platform, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If customers do not have the rights necessary to serve advertisements through our platform, we may be exposed to potential liability, and our reputation may be damaged. While our customers are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigation costs, which can be extensive.
Risks Related to Our Capital Structure and Related Tax Matters
Our principal asset is our interest in Viant Technology LLC, and accordingly, we depend on distributions from Viant Technology LLC to pay any dividends, if declared, taxes and other expenses, including payments under the Tax Receivable Agreement.
We are a holding company, and our only business is to act as the managing member of Viant Technology LLC, and our only material assets are Class A units representing approximately 27.8% of the membership interests of Viant Technology LLC as of December 31, 2025. We do not have any independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will depend upon the financial results and cash flows of Viant Technology LLC.
We anticipate that Viant Technology LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the members of Viant Technology LLC. Accordingly, we are required to pay income taxes on our allocable share of any net taxable income of Viant Technology LLC. As its sole managing member and pursuant to the Viant Technology LLC Operating Agreement, we cause Viant Technology LLC to make distributions to each of its members, including us, in an amount intended to enable each member to pay all applicable taxes on taxable income allocable to such member and to allow us to make payments under a tax receivable agreement (the "Tax Receivable Agreement") we entered into on February 9, 2021, in connection with our IPO, with Viant Technology LLC, continuing members of Viant Technology LLC and the representative of such continuing members of Viant Technology LLC (the "TRA Representative"). In addition, Viant Technology LLC reimburses us for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, we shall receive the full amount of our tax distribution before the other members receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other members pro rata in accordance with their assumed tax liabilities. To the extent that we need additional funds to cover our obligations, and Viant Technology LLC is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, we may have to borrow funds, which could materially and adversely affect our ability to pay dividends and taxes and other expenses, including payments under the Tax Receivable Agreement, and affect our liquidity and financial condition.
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
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of our income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging unitholder’s tax basis in its units at the time of the relevant exchange; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The increases in the tax basis of the intangible assets of Viant Technology LLC as a result of the exchanges of Viant Technology LLC units and certain other tax benefits will be subject to the TRA. As of December 31, 2025, we concluded that it was more likely than not that our deferred tax assets subject to the Tax Receivable Agreement will be realized. Therefore, we recorded a liability related to the tax savings we may realize from utilization of such deferred tax assets. As of December 31, 2025, the total TRA liability is approximately $12.4 million. If utilization of the deferred tax asset subject to the TRA becomes not more likely than not in the future, we may reverse the liability related to the TRA. Upon recognition of the TRA, there may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by Viant Technology LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.
In certain circumstances, the amounts that we may be required to pay under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits, if any, that we actually realize.
The Tax Receivable Agreement provides that if (i) we exercise our right to early termination of the Tax Receivable Agreement in whole (that is, with respect to all benefits due to all beneficiaries under the Tax Receivable Agreement) or in part (that is, with respect to some benefits due to all beneficiaries under the Tax Receivable Agreement), (ii) we experience certain changes in control, (iii) the Tax Receivable Agreement is rejected in certain bankruptcy proceedings, (iv) we fail (subject to certain exceptions) to make a payment under the Tax Receivable Agreement within 180 days after the due date or (v) we materially breach our obligations under the Tax Receivable Agreement, we will be obligated to make an early termination payment to holders of rights under the Tax Receivable Agreement equal to the present value of all payments that we would be required to pay under the Tax Receivable Agreement. The amount of such payments will be determined on the basis of certain assumptions in the Tax Receivable Agreement, including (i) the assumption that we would have enough taxable income in the future to fully utilize the tax benefit resulting from the tax assets that are the subject of the Tax Receivable Agreement; (ii) the assumption that any item of loss deduction or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by us ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) the assumption that any non-amortizable assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (iv) the assumption that U.S. federal, state and local tax rates will be the same as in effect on the early termination date, unless scheduled to change; and (v) the assumption that any units of Viant Technology LLC (other than those held by us) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A common stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. The amount of the early termination payment is determined by discounting the present value of all payments that would be required to be paid by us under the Tax Receivable Agreement at a rate equal to the lesser of (a) 6.5% and (b) the Secured Overnight Financing Rate, as reported by the Wall Street Journal plus 400 basis points.
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
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine and the Internal Revenue Service ("IRS") or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If any tax benefits that have given rise to payments under the Tax

Receivable Agreement are subsequently disallowed, we would be entitled to reduce future amounts otherwise payable to a holder of rights under the Tax Receivable Agreement to the extent the holder has received excess payments. However, the required final and binding determination that a holder of rights under the Tax Receivable Agreement has received excess payments may not be made for a number of years following commencement of any challenge, and we will not be permitted to reduce our payments under the Tax Receivable Agreement until there has been a final and binding determination, by which time sufficient subsequent payments under the Tax Receivable Agreement may not be available to offset prior payments for disallowed benefits. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the basis increases or other tax attributes described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement that are significantly in excess of the benefit that we actually realize in respect of the increases in tax basis (and utilization of certain other tax benefits) and we may not be able to recoup those payments, which could adversely affect our financial condition and liquidity.
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
As a result of potential differences in the amount of net taxable income allocable to us and to the existing members of Viant Technology LLC, as well as the use of an assumed tax rate in calculating Viant Technology LLC’s distribution obligations, we may receive distributions of cash significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. We have no obligation to distribute any such excess distributions (or other available cash) to our stockholders. We may choose to manage these excess distributions through a number of different approaches, including, among other uses, the payment of a cash dividend on our Class A common stock, the payment of obligations under the Tax Receivable Agreement, loaning such cash to Viant Technology LLC, the declaration of a stock dividend on our Class A common stock, along with the purchase of a corresponding number of common units in Viant Technology LLC, or the purchase of additional common units in Viant Technology LLC, along with a recapitalization of all of the outstanding common units in Viant Technology LLC. We are not required to make adjustments to the exchange ratio for LLC units and corresponding shares of Class A common stock as a result of any cash dividend or excess distribution or any retention of cash by us. As a result, the holders of Viant Technology LLC units (other than us) may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC units, notwithstanding that such holders may have participated previously as holders of LLC units in distributions that resulted in such excess cash balances to us.
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
Tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the IRS and by taxing authorities in the state and local jurisdictions in which we operate. Our tax obligations are based on how tax authorities in such jurisdictions assess revenue-based taxes such as sales and use taxes. Taxing authorities are and may continue to challenge our tax positions and methodologies including our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes and penalties. Defending against such audits can result in significant legal and administrative costs and divert management’s attention and resources. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or changes in the interpretation of the same, or as a result of earning income in jurisdictions that have higher tax rates. Further, several jurisdictions have proposed or enacted taxes applicable to digital services, which include business activities on digital advertising and which may increase our tax obligations in such jurisdictions. An increase in our tax expense and/or penalties could have a negative effect on our financial position and results of operations. Moreover, the determination of our provision for income taxes and other tax liabilities requires significant estimates and judgment by management, and the tax treatment of certain transactions is uncertain. Although we believe we make reasonable estimates and judgments, the ultimate outcome of any particular issue may differ from the amounts previously recorded in our financial statements and any such occurrence could materially affect our financial position and results of operations.
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

•customer purchasing preferences that result in changes to our channel mix (including, for example, changes in demand for CTV and other emerging digital channels);
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
Through their ownership of common stock, the Vanderhook Parties control approximately 69% of the voting power of our common stock in the election of directors as of December 31, 2025. This control limits or precludes your ability to influence corporate matters. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.
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
Evolving expectations regarding environmental, social, and governance matters may impact our business and reputation.
Companies across industries are facing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. There is no guarantee that we will be able to meet the evolving standards of such stakeholders, particularly as stakeholder expectations vary and, at times, can conflict. For example, while some policymakers, including the European Union and the State of California, have adopted disclosure and other requirements relating to ESG matters, other policymakers have sought to constrain companies’ consideration of such matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. For example, there have been increasingly nuanced allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in disclosures, methodology, or performance, including as stakeholder perceptions of sustainability continue to evolve.
We, at times, engage in initiatives to address ESG matters and associated stakeholder expectations; however, such initiatives may not have the desired effect. In addition to costs, our own approach to such matters has changed over time; we expect our approach may continue to change due to a variety of factors, which may be in or out of our control, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. ESG initiatives may be particularly prone to errors or misinterpretation, as they often involve substantial discretion given there is no consensus on specific best practices and related standards and methodologies, all of which continue to evolve. Moreover, various initiatives are subject to uncertainties associated with market, technological, or other conditions, including the actions of third-parties. Such risks can be exacerbated by the development of new environmental and social laws and regulations, or novel interpretations of existing laws and regulations, that may be promulgated in the United States and elsewhere, which may require us to incur costs (whether for compliance, stakeholder engagement, or otherwise) that may be substantial.
Any failure to successfully navigate stakeholder expectations, as well as evolving laws and regulations, may result in reputational harm; loss of customers, employees, or business partners; regulatory or investor engagement; or other adverse impacts to our business, as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations or risks, which may augment or create additional risks or impacts on us, including in ways that may not be known to us. Any such matters could have a material adverse effect on our business, results of operations and financial condition.
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
Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an EGC and do not then qualify as a non-accelerated filer. At such time, our independent registered public accounting firm may issue an opinion on our internal control over financial reporting that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
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
We use the CIS Critical Security Controls Version 8 (“CIS Controls”) as a framework to help guide the design and assessment of our cybersecurity risk management program. Reference to the CIS Controls does not imply that we meet any particular technical standards, specifications, or requirements, rather, we use the framework as a tool to inform our identification, assessment, and management of cybersecurity risks relevant to our business.
Our cybersecurity risk management program operates under its own governance structure and includes established processes for identifying, monitoring, and reporting cybersecurity risks. The initial phase of the Company's enterprise risk management ("ERM") program has been completed and incorporates cybersecurity risk as part of the broader enterprise risk framework, alongside governance, process, technology, financial reporting, and fraud risks that could impact our financial statements. The Company continues to enhance and expand its ERM program to further integrate risk identification, assessment, and response activities across the enterprise on an ongoing basis.
Key elements of our cybersecurity risk management program include, but are not limited to, the following:

•risk assessments designed to identify material risks from cybersecurity threats to our critical systems and information;
•a dedicated security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a formal cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process that evaluates significant service providers, suppliers, and vendors for cybersecurity risks based on our assessment of their criticality to our operations and respective risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – A significant breach of our IT Systems or disclosure of our Confidential Data, or of the security of our or our customers’, suppliers’, or other third parties’ systems upon which we rely could be detrimental to our business, reputation and results of operations.”
Cybersecurity Governance
Our board of directors (the "Board") considers cybersecurity risk as part of its risk oversight responsibilities. While primary oversight is delegated to the Audit Committee, the Board directly oversees management’s implementation of our cybersecurity risk management program.
The Board receives regular reports from management on our cybersecurity risks. In addition, management updates the Board, where it deems appropriate, regarding any cybersecurity incidents it considers significant or potentially significant. Board members receive presentations on cybersecurity topics from our Chief Information Officer ("CIO").
Our management team, including our CIO, is responsible for assessing and managing our material risks from cybersecurity threats. Our CIO has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO's experience includes over twenty (20) years of design, implementation and management of cybersecurity programs at various levels and organizations.
Management oversight of cybersecurity risks includes ongoing efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means. These efforts may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts, dashboards and reports generated by security tools deployed throughout our IT environment.
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
Item 4. Mine Safety Disclosures.
Not applicable.
Information About Our Directors & Executive Officers.
The following information with respect to the Board and executive officers is presented as of March 11, 2026:

Name	Age	Position at Viant Technology Inc.	Principal Employment
Tim Vanderhook	45	Chief Executive Officer and Chairman	Same
Chris Vanderhook	47	Chief Operating Officer and Director	Same
Larry Madden	61	Chief Financial Officer	Same
Max Valdes	70	Director	Former Chief Financial Officer and Executive Vice President of First American Financial Corporation (NYSE: FAF), a financial services company.
Vivian Yang	58	Director	Former Chief Legal Officer of The Trade Desk, Inc. (Nasdaq: TTD), a provider of a global technology platform for buyers of advertising.
Brett Wilson	51	Director
Co-founder and general partner at Swift Ventures, a venture capital firm, and former Chief Executive Officer, President and co-founder of TubeMogul (Nasdaq: TUBE), a software provider for brand advertising.

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
Holders
As of March 10, 2026, there was one holder of record of our Class A common stock and four holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
In addition to shares repurchased under the stock repurchase program, during the year ended December 31, 2025, we repurchased shares of Class A common stock in connection with the vesting of restricted stock units to provide the holders of such restricted units with cash to satisfy the estimated taxes incidental to the vesting of the related awards.
The following table summarizes shares repurchased during the periods presented:

Period	Total Number of Class A Shares Purchased	Total Number of Class B Units Purchased	Average Price Paid per Class A Share(1)	Average Price Paid per Class B Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
10/1/25 to 10/31/25	—	—	$—	$—	—	$40,410
11/1/25 to 11/30/25	—	—	$—	$—	—	$40,410
12/1/25 to 12/31/25	—	—	$—	$—	—	$40,410
Total	—	—			—
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
The following discusses our financial condition and results of operations for our fiscal year ended December 31, 2025 compared to our fiscal year ended December 31, 2024 as well as discussions of our financial condition and results of operations for our fiscal year ended December 31, 2024 compared to our fiscal year ended December 31, 2023.
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
Additionally, our artificial intelligence product suite, ViantAI, will be the foundational component of our long-term vision for autonomous advertising. We expect it to power every stage of the programmatic advertising lifecycle and create the most efficient and cost-effective experience for our customers. Our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments, AI Measurement and Analysis, which provides accessible measurement and insights via a user-friendly chat interface, and recently released AI Decisioning, which automates planning, execution, measurement and dynamic optimization of campaigns in real-time. The launch of AI Decisioning was accompanied by the introduction of Outcomes, our autonomous advertising performance solution that utilizes each of the four phases of ViantAI, and various signals within our intelligence layer, to build and execute campaigns designed to deliver an optimal outcome.
Our DSP is an easy-to-use self-service platform that provides our customers with transparency and control over their advertising campaigns. Customers can choose to maintain hands-on control over every campaign detail or have our platform autonomously execute, optimize, and measure their advertising investments. Our platform offers customers unique visibility across a variety of inventory, allowing them to create customized audience segments and leverage our addressability solutions, Household ID ("HHID") and IRIS_ID, and strategic partner data to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and built-in automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return on advertising spend across channels, a feature we believe helps us grow our customer base as more customers recognize its benefits.
We generate revenue by charging platform fees and service fees pursuant to agreements that enable a wide variety of marketers and their agencies to select the mix of pricing and service options that suits their unique business and advertising budget.
These options consist of a percentage of spend pricing option and a fixed cost per mille (“CPM”) pricing option. Customers who prefer to use our platform on a self-service basis to execute their advertising campaigns enter into master service agreements (“MSAs”) with us, and we generate revenue under these arrangements by charging a platform fee that is primarily a percentage of spend. Customers who prefer to use our fixed CPM pricing option enter into insertion order (“IO”) arrangements with us, and we generate revenue by charging these customers a platform fee at a price for every 1,000 impressions an ad receives. We also offer additional service options to customers accessing our platform under an MSA or an IO, which enables them to use our services to aid them in data management, media execution and advanced reporting. When customers utilize these service options, we generate revenue by charging a service fee separate from the platform fee.
We believe that offering a mix of pricing and service options provides greater flexibility and access to our platform for marketers and their advertising agencies seeking to plan, buy and measure programmatic campaigns.
Our financial results for the fiscal years ended December 31, 2025 and 2024, respectively, include:
•Revenue of $344.2 million and $289.2 million, representing an increase of 19.0%;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
•Gross profit of $157.6 million and $132.1 million, representing an increase of 19.3%;
•Contribution ex-TAC(1) of $208.7 million and $177.4 million, representing an increase of 17.6%;
•Net income of $24.1 million and $12.5 million, representing an increase of 93.5%;
•Non-GAAP net income(1) of $41.1 million and $34.7 million, representing an increase of 18.6%; and
•Adjusted EBITDA(1) of $57.4 million and $44.4 million, representing an increase of 29.2%.
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
Factors Affecting Our Performance
Attract, Retain and Grow our Customer Base
Our future growth depends on our ability to enhance and improve our offerings and platform to increase adoption and usage across our customer base, while also supporting ongoing customer acquisition. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe we are well positioned to capture more of our customers’ programmatic budgets. We also continue to add functionality to our platform to encourage our customers to increase their usage. For instance, we continue to leverage artificial intelligence and machine learning in our platform to help our customers improve the efficiency and effectiveness of their advertising campaigns. We expect ViantAI to continue accelerating market share gains and expanding our total addressable market. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP and highlight the advantages of our addressability solutions, HHID and IRIS_ID, supply quality scoring and strategic partner data as a superior option to cookie-based targeting.
We evaluate our customers' usage of our platform based on changes in revenue and contribution ex-TAC and we evaluate market penetration based on changes in advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee that we charge customers. For the year ended December 31, 2025 compared to the year ended December 31, 2024, our revenue grew 19.0%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue, gross profit and contribution ex-TAC during the year. For a detailed discussion of our key operating measures, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
Investment in Growth
We believe that the advertising market is in the early stages of a shift toward programmatic advertising. We plan to invest for long-term growth. We anticipate that our operating expenses will continue to increase over the long-term as we invest in platform operations, technology and development to enhance our product capabilities, and in sales and marketing to acquire new customers and increase our customers’ usage of our platform. We believe that these investments will contribute to our long-term growth.
Impact of Macroeconomic and Geopolitical Conditions
Macroeconomic conditions and geopolitical events, such as pandemics, inflation, high interest rates, tariffs, international trade conflict, tightening of credit markets, recession risks, labor shortages, supply chain disruptions, political cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism, have impacted and may continue to impact our business and the business of our customers, while also disrupting sales channels and advertising and marketing activities. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows, and on our customers, partners, industry and employees. The extent to which these factors impact our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Due to the nature of our business, the effect of these macroeconomic conditions and geopolitical events may not be fully reflected in our results of operations until future periods.
Growth of the Digital Advertising Market
We expect to continue to benefit from overall adoption of programmatic advertising by marketers and their agencies. We also expect to benefit from the broader industry shift of advertising budgets from linear television to CTV, which is significantly expanding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
the total addressable market for programmatic advertising. We believe we are well-positioned to capitalize on this shift and momentum as advertisers increasingly allocate budgets to CTV. Any material change in the growth rate of digital advertising or the rate of adoption of programmatic advertising could affect our performance. Recent years have shown that advertising spend is closely tied to advertisers’ financial performance, and a downturn, either generally or in one or more of the industries in which our customers operate, could adversely impact the digital advertising market and our operating results.
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
We generate platform fees pursuant to MSAs, which allow customers to use our platform on a self-service basis in connection with our percentage of spend pricing option, and IOs, where we charge customers a platform fee at a price for every 1,000 impressions an ad receives in connection with the fixed CPM pricing option. We also generate service fees pursuant to MSAs and IOs for data management, media execution and advanced reporting services that are available to customers under our percentage of spend and fixed CPM pricing options.
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
Platform Operations. Platform operations expense, which represents our cost of revenues, primarily consists of TAC, hosting costs, personnel costs, depreciation of capitalized software development costs related to our platform, customer support costs and allocated overhead. TAC recorded in platform operations consist of amounts incurred and payable to suppliers for costs associated with our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. Personnel costs within platform operations include salaries, bonuses, stock-based compensation and employee benefit costs primarily attributable to personnel who directly support our platform.
Other than TAC, many of the costs included in platform operations expense do not increase or decrease proportionately with increases or decreases in our revenue. We expect platform operations expense to increase in future periods, primarily as a result of depreciation of capitalized software development costs, hosting costs and personnel costs as we continue to invest in the development

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
of our platform to add new features and functions, increase the number of advertising media and data suppliers, scale customer activity on our platform resulting in increased volumes of transactions, and hire additional personnel to support our customers.
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
Our sales and marketing organization focuses on marketing our platform to increase customer adoption. As a result, we expect sales and marketing expenses to increase in future periods as we increase our sales and marketing team and our focus on market development programs. Sales and marketing expense as a percentage of revenue may fluctuate from period to period based on revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over time.
Technology and Development. Technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefit costs associated with the ongoing development and maintenance of our platform, hosting costs and allocated overhead. We record depreciation for capitalized software development costs not related to our platform within technology and development expense.
We believe that continued investment in our platform is critical to attaining our strategic objectives and long-term growth. We therefore expect technology and development expense to increase as we continue to invest in the development of our platform to support and maintain additional features and functions, increase the number of advertising media and data suppliers, and scale customer activity on our platform.
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
Total Other Expense (Income), Net
Interest expense (income), net. Interest expense (income), net primarily consists of interest income on our cash and cash equivalents and interest expense on our revolving credit facility under the Amended Loan Agreement (as defined below) with PNC Bank.
Other expense, net. Other expense, net primarily consists of miscellaneous expenses not attributable to operations and foreign currency exchange gains and losses.
TRA remeasurement expense. Tax Receivable Agreement ("TRA") remeasurement expense reflects the remeasurement of the TRA liability.
Employee retention credit. Employee retention credit represents proceeds from a government grant enacted under the CARES ("Coronavirus Aid, Relief, and Economic Security") Act.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Results of Operations
The following tables present our consolidated results of operations, our consolidated results of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the fiscal years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Consolidated Statements of Operations Data:
Revenue	$344,201	$289,235
Operating expenses(1):
Platform operations	186,616	157,164
Sales and marketing	64,801	53,750
Technology and development	30,534	23,740
General and administrative	50,172	51,103
Total operating expenses	332,123	285,757
Income from operations	12,078	3,478
Total other expense (income), net	1,947	(9,223)
Income before income taxes	10,131	12,701
Provision for (benefit from) income taxes	(13,965)	249
Net income	24,096	12,452
Less: Net income attributable to noncontrolling interests	15,744	10,090
Net income attributable to Viant Technology Inc.	$8,352	$2,362

	Year Ended December 31,
	2025	2024

	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Operating expenses(1):
Platform operations	54%	54%
Sales and marketing	19%	19%
Technology and development	9%	8%
General and administrative	15%	18%
Total operating expenses	96%	99%
Income from operations	4%	1%
Total other expense (income), net	1%	(3)%
Income before income taxes	3%	4%
Provision for (benefit from) income taxes	(4)%	—%
Net income	7%	4%
Less: Net income attributable to noncontrolling interests	5%	3%
Net income attributable to Viant Technology Inc.	2%	1%

*Percentages may not sum due to rounding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
(1)Stock-based compensation, depreciation and amortization included in operating expenses are as follows:

	Year Ended December 31,
	2025	2024
Stock-based compensation:
Platform operations	$3,948	$2,114
Sales and marketing	6,860	4,238
Technology and development	3,980	2,717
General and administrative	10,052	11,965
Total stock-based compensation	$24,840	$21,034

	Year Ended December 31,
	2025	2024
Depreciation:
Platform operations	$14,329	$13,782
Sales and marketing	319	—
Technology and development	3,173	1,759
General and administrative	182	737
Total depreciation	$18,003	$16,278

	Year Ended December 31,
	2025	2024
Amortization:
Platform operations	$515	$60
Sales and marketing	—	—
Technology and development	—	—
General and administrative	184	123
Total amortization	$699	$183
Comparison of the Fiscal Years Ended December 31, 2025, 2024 and 2023
Revenue

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%
Revenue	$344,201	$289,235	$222,934	$54,966	19%	$66,301	30%
Revenue increased by $55.0 million, or 19%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a 36% increase in revenue from marketers in the healthcare, business services, retail, and consumer goods industry verticals and a net 14% increase in all other industry verticals excluding the political industry vertical, which decreased by 97% due to the prior year presidential election cycle.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Operating Expenses
Platform Operations

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%
Traffic acquisition costs	$135,549	$111,845	$79,552	$23,704	21%	$32,293	41%
Other platform operations	51,067	45,319	40,927	5,748	13%	4,392	11%
Total platform operations	$186,616	$157,164	$120,479	$29,452	19%	$36,685	30%
Percentage of revenue	54%	54%	54%
Platform operations expense increased by $29.5 million, or 19%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to a $23.7 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $1.8 million increase in stock-based compensation, a $1.7 million increase in personnel costs, a $1.1 million increase in cloud and data center services in support of our DSP, a $1.0 million increase in depreciation and amortization expense driven by our continued investment in developed technology and a $0.9 million increase in data-related costs in support of our DSP, partially offset by a $0.7 million decrease related to non-operational media purchases.
Platform operations expense increased by $36.7 million, or 30%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was driven by a $32.3 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $2.8 million increase in cloud and data center services in support of our DSP, a $1.7 million increase in depreciation driven by our continued investment in developed technology, a $1.3 million increase in platform costs related to non-operational media purchases and a $0.8 million increase in personnel costs, partially offset by a $2.0 million decrease in stock-based compensation and a $0.2 million decrease in facilities expense.
Sales and Marketing

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%
Sales and marketing	$64,801	$53,750	$50,650	$11,051	21%	$3,100	6%
Percentage of revenue	19%	19%	23%
Sales and marketing expense increased by $11.1 million, or 21%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to a $4.0 million increase in personnel costs, a $3.9 million increase in advertising expense, a $2.6 million increase in stock-based compensation, a $0.5 million increase in facilities expense, a $0.3 million increase in depreciation expense, a $0.2 million increase in technology costs and a $0.2 million increase in professional services expense, partially offset by a $0.6 million decrease in travel and entertainment.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for per share data)
Technology and Development

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%
Technology and development	$30,534	$23,740	$24,756	$6,794	29%	$(1,016)	(4)%
Percentage of revenue	9%	8%	11%
Technology and development expense increased by $6.8 million, or 29%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily due to a $2.8 million increase in personnel costs, a $1.4 million increase in depreciation expense, a $1.3 million increase in stock-based compensation, a $1.1 million increase in technology costs in support of our DSP and a $0.2 million increase in facilities expense.
Technology and development expense decreased by $1.0 million, or 4%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. This decrease was primarily due to a $3.0 million decrease in stock-based compensation and a $0.2 million decrease in facilities expense, partially offset by a $1.3 million increase in personnel costs, a $0.4 million increase in technology costs in support of our DSP, a $0.3 million increase in professional services and a $0.2 million increase in depreciation expense.
General and Administrative

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%
General and administrative	$50,172	$51,103	$45,345	$(931)	(2)%	$5,758	13%
Percentage of revenue	15%	18%	20%
General and administrative expense decreased by $0.9 million, or 2%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily due to a $1.9 million decrease in stock-based compensation, a $1.0 million decrease in accounting, legal, investor relations and consulting expenses associated with general corporate and compliance matters, a $0.8 million decrease in bad debt expense, a $0.5 million decrease in depreciation and amortization expense and a $0.4 million decrease in business insurance, partially offset by a $2.0 million increase in personnel costs and a $1.7 million increase in travel and entertainment expense driven by company events and employee-related expenses.
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
Total Other Expense (Income), Net

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%
Total other expense (income), net	$1,947	$(9,223)	$(8,504)	$11,170	(121)%	$(719)	8%
Percentage of revenue	1%	(3)%	(4)%
Total other expense (income), net decreased by $11.2 million, or 121%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. This decrease was primarily attributable to a TRA expense of $10.9 million related to the release of our valuation allowance and a $3.1 million decrease in interest income on cash and cash equivalents driven by lower interest rates and lower money market fund balances, partially offset by employee retention credit proceeds of $2.8 million from a government grant enacted under the CARES Act.

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
For each of the years ended December 31, 2025, 2024 and 2023, interest expense incurred was $0.4 million. Interest costs capitalized during the years ended December 31, 2025, 2024 and 2023 were de minimis.
Provision For (Benefit From) Income Taxes

	Year Ended December 31,			2025 vs 2024 Change		2024 vs 2023 Change
	2025	2024	2023	$	%	$	%
Provision for (benefit from) income taxes	$(13,965)	$249	$151	$(14,214)	(5708)%	$98	65%
Percentage of revenue	(4)%	—%	—%
The U.S. federal statutory tax rate was 21% for the years ended December 31, 2025 and 2024. The benefit from income taxes was $14.0 million, resulting in an increase of $14.2 million, during the year ended December 31, 2025 compared to the year ended December 31, 2024. This benefit from income taxes was due to the release of the valuation allowance and recognition of our deferred tax assets.
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
There are limitations in using non-GAAP financial measures which are not prepared in accordance with GAAP, as they may be different from non-GAAP financial measures used by other companies and may exclude certain items that may have a material impact upon our reported financial results. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. Some of these potential limitations include:
•other companies, including companies in our industry that have similar business arrangements, may report similarly titled measures, but calculate them differently, which reduces their usefulness as comparative measures;
•although depreciation and amortization are noncash charges, the assets being depreciated and amortized may have to be replaced in the future, and these non-GAAP financial measures do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements; and
•these non-GAAP financial measures do not reflect changes in, or cash requirements for, our working capital needs or the potentially dilutive impact of stock-based compensation.
Because of these and other potential limitations, you should consider our non-GAAP financial measures only as supplemental to other GAAP-based financial performance measures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)

	Year Ended December 31,			Change (%)
	2025	2024	2023	2025 v 2024	2024 v 2023

	NM = Not Meaningful
Operating and Financial Performance Measures
Gross profit	$157,585	$132,071	$102,455	19%	29%
Contribution ex-TAC	$208,652	$177,390	$143,382	18%	24%
Total operating expenses	$332,123	$285,757	$241,230	16%	18%
Non-GAAP operating expenses	$151,228	$132,949	$114,281	14%	16%
Net income (loss)	$24,096	$12,452	$(9,943)	94%	225%
Adjusted EBITDA	$57,424	$44,441	$29,101	29%	53%
Net income (loss) as a percentage of gross profit	15%	9%	(10)%	NM	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	28%	25%	20%	NM	NM
Non-GAAP net income	$41,096	$34,661	$21,743	19%	59%
Earnings (loss) per share—basic	$0.51	$0.15	$(0.23)	240%	165%
Earnings (loss) per share—diluted	$0.36	$0.14	$(0.23)	157%	161%
Non-GAAP earnings (loss) per share—basic	$0.50	$0.41	$0.26	22%	58%
Non-GAAP earnings (loss) per share—diluted	$0.45	$0.39	$0.26	15%	50%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Revenue	$344,201	$289,235	$222,934
Less: Platform operations	(186,616)	(157,164)	(120,479)
Gross profit	157,585	132,071	102,455
Add: Other platform operations	51,067	45,319	40,927
Contribution ex-TAC	$208,652	$177,390	$143,382

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
Non-GAAP operating expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense, net, less TAC, stock-based compensation, depreciation, amortization and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense and non-operational media purchases. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of TAC, stock-based compensation, depreciation, amortization and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core controllable costs and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
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
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Platform operations	$186,616	$157,164	$120,479
Sales and marketing	64,801	53,750	50,650
Technology and development	30,534	23,740	24,756
General and administrative	50,172	51,103	45,345
Total operating expenses	332,123	285,757	241,230
Add:
Other expense, net	1	12	90
Less:
Traffic acquisition costs	(135,549)	(111,845)	(79,552)
Stock-based compensation	(24,840)	(21,034)	(32,291)
Depreciation and amortization	(18,702)	(16,461)	(14,731)
Restructuring and other(1)	(526)	(467)	(465)
Transaction expense(2)	(716)	(1,742)	—
Non-operational media purchases(3)	(563)	(1,271)	—
Non-GAAP operating expenses	$151,228	$132,949	$114,281
(1)Restructuring and other for the year ended December 31, 2025 includes severance and other charges incurred in connection with organizational restructuring initiatives and for the years ended December 31, 2024, and 2023 is related to aligning our workforce with our strategic performance goals.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the year ended December 31, 2025 and costs incurred related to our completed acquisition as well as the filing of a "shelf" registration statement on Form S-3 for the year ended December 31, 2024.
(3)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the years ended December 31, 2025 and 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC
Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest expense (income), net, income tax benefit (expense), depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense, non-operational media purchases, TRA remeasurement expense, and employee retention credit. Net income (loss) is the most comparable GAAP financial measure. Adjusted EBITDA as a percentage of contribution ex-TAC is a non-GAAP financial measure we calculate by dividing adjusted EBITDA by contribution ex-TAC for the period or periods presented. Net income (loss) as a percentage of gross profit is the most comparable GAAP financial measure.
Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC are used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the amounts eliminated in calculating adjusted EBITDA can provide a measure for period-to-period comparisons of our business. Adjusted EBITDA as a percentage of contribution ex-TAC is used by our management and board of directors to evaluate adjusted EBITDA relative to our profitability after costs that are directly variable to revenues, which comprise TAC. Accordingly, we believe that adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC provide information to investors and the market in understanding and evaluating our operating results in the same manner as our management and board of directors.
The following table presents a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$24,096	$12,452	$(9,943)
Add back (less):
Interest income, net	(6,099)	(9,235)	(8,594)
Provision for (benefit from) income taxes	(13,965)	249	151
Depreciation and amortization	18,702	16,461	14,731
Stock-based compensation	24,840	21,034	32,291
Restructuring and other(1)	526	467	465
Transaction expense(2)	716	1,742	—
Non-operational media purchases(3)	563	1,271	—
TRA remeasurement expense(4)	10,890	—	—
Employee retention credit(5)	(2,845)	—	—
Adjusted EBITDA	$57,424	$44,441	$29,101
(1)Restructuring and other for the year ended December 31, 2025 includes severance and other charges incurred in connection with organizational restructuring initiatives and for the years ended December 31, 2024, and 2023 is related to aligning our workforce with our strategic performance goals.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the year ended December 31, 2025 and costs incurred related to our completed acquisition as well as the filing of a "shelf" registration statement on Form S-3 for the year ended December 31, 2024.
(3)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the years ended December 31, 2025 and 2024.
(4)TRA remeasurement expense reflects the remeasurement of the TRA liability for the year ended December 31, 2025.
(5)Employee retention credit represents proceeds from a government grant enacted under the CARES Act for the year ended December 31, 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
The following table presents the calculation of net income (loss) as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Gross profit	$157,585	$132,071	$102,455
Net income (loss)	$24,096	$12,452	$(9,943)
Net income (loss) as a percentage of gross profit	15%	9%	(10)%
Contribution ex-TAC(1)	$208,652	$177,390	$143,382
Adjusted EBITDA	$57,424	$44,441	$29,101
Adjusted EBITDA as a percentage of contribution ex-TAC	28%	25%	20%
(1)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”
Non-GAAP net income (loss)
Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss) adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense, non-operational media purchases, TRA remeasurement expense, income tax benefit resulting from the release of the valuation allowance and employee retention credit, as well as the income tax effect of these adjustments. Net income (loss) is the most comparable GAAP financial measure. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
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
The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss) for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$24,096	$12,452	$(9,943)
Add back (less):
Stock-based compensation	24,840	21,034	32,291
Restructuring and other(1)	526	467	465
Transaction expense(2)	716	1,742	—
Non-operational media purchases(3)	563	1,271	—
TRA remeasurement expense(4)	10,890	—	—
Income tax benefit resulting from the release of the valuation allowance	(14,685)	—	—
Employee retention credit(5)	(2,845)	—	—
Income tax expense (benefit) related to Viant Technology Inc.’s share of non-GAAP pre-tax income(6)	(3,005)	(2,305)	(1,070)
Non-GAAP net income	$41,096	$34,661	$21,743

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
(1)Restructuring and other for the year ended December 31, 2025 includes severance and other charges incurred in connection with organizational restructuring initiatives and for the years ended December 31, 2024, and 2023 is related to aligning our workforce with our strategic performance goals.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the year ended December 31, 2025 and costs incurred related to our completed acquisition as well as the filing of a "shelf" registration statement on Form S-3 for the year ended December 31, 2024.
(3)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the years ended December 31, 2025 and 2024.
(4)TRA remeasurement expense reflects the remeasurement of the TRA liability for the year ended December 31, 2025.
(5)Employee retention credit represents proceeds from a government grant enacted under the CARES Act for the year ended December 31, 2025.
(6)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the years ended December 31, 2025, 2024 and 2023 is calculated using assumed blended tax rates of 25%, 25% and 21%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is a non-GAAP financial measure defined by us as earnings (loss) per share of Class A common stock—basic and diluted, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as restructuring and other charges, transaction expense, non-operational media purchases, TRA remeasurement expense, income tax benefit resulting from the release of the valuation allowance and employee retention credit, as well as the income tax effect of these adjustments. Earnings (loss) per share of Class A common stock—basic and diluted is the most comparable GAAP financial measure. Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share of Class A common stock—basic and diluted provides information to investors and the market generally that aids in the understanding and evaluation of our results of operations in the same manner as our management and board of directors.
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
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the years ended December 31, 2025, 2024 and 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)

	Year Ended December 31, 2025
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net income	$24,096	$—	$24,096
Adjustments:
Add back: Stock-based compensation	—	24,840	24,840
Add back: Restructuring and other(1)	—	526	526
Add back: Transaction expense(2)	—	716	716
Add back: Non-operational media purchases(3)	—	563	563
Add back: TRA remeasurement expense(4)	—	10,890	10,890
Less: Income tax benefit resulting from the release of the valuation allowance	—	(14,685)	(14,685)
Less: Employee retention credit(5)	—	(2,845)	(2,845)
Income tax expense (benefit) related to Viant Technology Inc.’s share of non-GAAP pre-tax income(6)	—	(3,005)	(3,005)
Non-GAAP net income	24,096	17,000	41,096
Less: Net income attributable to noncontrolling interests(7)	15,744	17,176	32,920
Net income attributable to Viant Technology Inc.—basic	8,352	(176)	8,176
Add back: Reallocation of net income attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	1,416	1,416
Income tax benefit (expense) from the assumed exchange of RSUs and NQSOs for Class A common stock	—	(357)	(357)
Add back (less): Net income attributable to noncontrolling interests(7)	15,744	(15,744)	—
Net income attributable to Viant Technology Inc.—diluted	$24,096	$(14,861)	$9,235
Denominator
Weighted-average shares of Class A common stock outstanding—basic	16,422		16,422
Effect of dilutive securities:
RSUs	1,794		1,794
NQSOs	2,328		2,328
Shares of Class B common stock	46,432		—
Weighted-average shares of Class A common stock outstanding—diluted	66,976		20,544

Earnings (loss) per share of Class A common stock—basic	$0.51		$0.50
Earnings (loss) per share of Class A common stock—diluted	$0.36		$0.45

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	—		—
NQSOs	—		—
Shares of Class B common stock	—		45,717
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	—		45,717
(1)Restructuring and other for the year ended December 31, 2025 includes severance and other charges incurred in connection with organizational restructuring initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the year ended December 31, 2025.
(3)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the year ended December 31, 2025.
(4)TRA remeasurement expense reflects the remeasurement of the TRA liability for the year ended December 31, 2025.
(5)Employee retention credit represents proceeds from a government grant enacted under the CARES Act for the year ended December 31, 2025.
(6)The estimated income tax effect of our share of income after non-GAAP reconciling items for the year ended December 31, 2025 is calculated using an assumed blended tax rate of 25%, which represents our expected corporate tax rate, excluding discrete and non-recurring tax items.
(7)The adjustment to net income attributable to noncontrolling interests represents stock-based compensation, restructuring and other charges, transaction expense, non-operational media purchases and employee retention credit attributed to the noncontrolling interests outstanding during the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)

	Year Ended December 31, 2024
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net income	$12,452	$—	$12,452
Adjustments:
Add back: Stock-based compensation	—	21,034	21,034
Add back: Restructuring and other(1)	—	467	467
Add back: Transaction expense(2)	—	1,742	1,742
Add back: Non-operational media purchases(3)	—	1,271	1,271
Income tax benefit (expense) related to Viant Technology Inc.’s share of non-GAAP pre-tax income (loss)(4)	—	(2,305)	(2,305)
Non-GAAP net income	12,452	22,209	34,661
Less: Net income attributable to noncontrolling interests(5)	10,090	17,857	27,947
Net income attributable to Viant Technology Inc.—basic	2,362	4,352	6,714
Add back: Reallocation of net income attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	712	1,013	1,725
Income tax benefit (expense) from the assumed exchange of RSUs and NQSOs for Class A common stock	(177)	(252)	(429)
Net income attributable to Viant Technology Inc.—diluted	$2,897	$5,113	$8,010
Denominator
Weighted-average shares of Class A common stock outstanding—basic	16,221		16,221
Effect of dilutive securities:
RSUs	2,125		2,125
NQSOs	2,120		2,120
Weighted-average shares of Class A common stock outstanding—diluted	20,466		20,466

Earnings (loss) per share of Class A common stock—basic	$0.15		$0.41
Earnings (loss) per share of Class A common stock—diluted	$0.14		$0.39

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	—		—
NQSOs	—		—
Shares of Class B common stock	46,754		46,754
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	46,754		46,754
(1)Restructuring and other includes severance and other charges related to aligning our workforce with our strategic performance goals for the year ended December 31, 2024.
(2)Transaction expense consists of costs incurred related to our completed acquisition as well as filing of a "shelf" registration statement on Form S-3 for the year ended December 31, 2024.
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

	Year Ended December 31, 2023
	Earnings (Loss) per Share	Adjustments	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(9,943)	$—	$(9,943)
Adjustments:
Add back: Stock-based compensation	—	32,291	32,291
Add back: Restructuring and other(1)	—	465	465
Income tax benefit (expense) related to Viant Technology Inc.’s share of non-GAAP pre-tax income (loss)(2)	—	(1,070)	(1,070)
Non-GAAP net income (loss)	(9,943)	31,686	21,743
Less: Net income (loss) attributable to noncontrolling interests(3)	(6,500)	24,296	17,796
Net income (loss) attributable to Viant Technology Inc.—basic	(3,443)	7,390	3,947
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	—	—
Income tax benefit (expense) from the assumed exchange of RSUs and NQSOs for Class A common stock	—	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(3,443)	$7,390	$3,947
Denominator
Weighted-average shares of Class A common stock outstanding—basic	15,224		15,224
Effect of dilutive securities:
RSUs	—		—
NQSOs	—		—
Weighted-average shares of Class A common stock outstanding—diluted	15,224		15,224

Earnings (loss) per share of Class A common stock—basic	$(0.23)		$0.26
Earnings (loss) per share of Class A common stock—diluted	$(0.23)		$0.26

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	3,647		3,647
NQSOs	5,736		5,736
Shares of Class B common stock	47,032		47,032
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	56,415		56,415
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $191.2 million and working capital, consisting of current assets less current liabilities, of $219.2 million, compared to cash and cash equivalents of $205.0 million and working capital of $217.0 million as of December 31, 2024.
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
Our primary uses of cash are capital expenditures to develop our technology in support of enhancing our platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; other expenditures to finance our operations, platform development and rapid growth; future minimum payments under our non-cancelable operating leases; repurchases under the stock repurchase program; and acquisitions and investments. We intend to continue investing in critical areas of our business in 2026 to further accelerate demand for our product and growth across the platform.
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
Commitments
As of December 31, 2025, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $5.8 million in 2026, $5.5 million in 2027, $4.1 million in 2028, $3.6 million in 2029, and $3.2 million in 2030 and non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $16.6 million in 2025, $12.1 million in 2027, and $3.0 million in 2028.
We did not have any other off-balance sheet arrangements as of December 31, 2025 other than the minimum payments under the operating leases, hosting arrangements, and the indemnification agreements described above and in Note 13—Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report.
Income Taxes and Tax Receivable Agreement
In connection with the IPO, we entered into a TRA with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021, as described under Note 10—Income Taxes and Tax Receivable Agreement to our consolidated financial statements included elsewhere in this Annual Report. As of December 31, 2025, we concluded that it was more likely than not that our deferred tax assets subject to the TRA will be realized. Therefore, we recorded a liability related to the tax savings we may realize from utilization of such deferred tax assets. As of December 31, 2025, the total TRA liability was approximately $12.4 million. If utilization of the deferred tax asset subject to the TRA becomes not more likely than not in the future, we may reverse the liability related to the TRA which will be recognized as a reduction in other expenses within its consolidated statements of operations.
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
Stock Repurchase Program
On April 23, 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of our Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, our board of directors authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. For the year ended December 31, 2025, we repurchased 3.0 million shares of our Class A common stock for an aggregate amount of $37.9 million, including costs associated with the repurchases. As of December 31, 2025, $40.4 million remained available under the stock repurchase program for Class A common stock and Class B unit repurchases. For additional information related to share repurchases, refer to Note 9—Stockholders' Equity to our consolidated financial statements included elsewhere in this Annual Report.
Revolving Credit Facility
As of December 31, 2025, our Amended Loan Agreement provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of December 31, 2025, there was no outstanding balance and up to $74.1 million of undrawn availability under the revolving credit facility.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of December 31, 2025, the Company was in compliance with all applicable covenants under the Amended Loan Agreement. We do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months from the date of this Annual Report.
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
Cash Flows
Cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2025 and 2024, as reflected in the consolidated statements of cash flows included in Item 8 of this Annual Report, are summarized in the following table:

	Year Ended December 31,
	2025	2024
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$52,607	$51,767
Cash flows used in investing activities	(22,342)	(27,744)
Cash flows used in financing activities	(44,162)	(35,433)
Net decrease in cash and cash equivalents	$(13,897)	$(11,410)
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
Cash flows provided by operating activities was $52.6 million, for the year ended December 31, 2025, resulting primarily from net income of $24.1 million; noncash add back adjustments to net income of $44.7 million, including $24.8 million for stock-based compensation, $18.7 million for depreciation and amortization, $4.2 million of noncash lease expense, $(14.7) for deferred taxes, and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
$10.9 million for TRA remeasurement expense; a decrease of $16.2 million from changes in working capital, including a net decrease of $27.9 million in accounts receivable and prepaid expenses and other assets primarily related to the timing of customer collections, a net increase of $17.3 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments, a decrease in operating lease liabilities of $4.5 million, and a decrease in other liabilities of $1.1 million.
During the year ended December 31, 2024, cash flows provided by operating activities of $51.8 million resulted primarily from an increase from net income of $12.5 million; an increase of $43.0 million primarily due to noncash add back adjustments to net income of $21.0 million for stock-based compensation, $16.5 million for depreciation and amortization, $4.0 million of noncash lease expense and $1.4 million for the provision for doubtful accounts; a decrease of $3.6 million from changes in working capital, including a net decrease of $34.1 million in accounts receivable, prepaid assets and other assets primarily related to higher sales and timing of customer collections due to seasonal fluctuations as well as an increase of $32.6 million in accounts payable, accrued liabilities and accrued compensation primarily related to timing of payments, a decrease in operating lease liabilities of $4.1 million, and an increase in other liabilities of $1.8 million.
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
Cash flows used in investing activities was $22.3 million for the year ended December 31, 2025, resulting primarily from $17.4 million of investments in capitalized software to develop our technology in support of enhancing our platform, $3.5 million of cash paid for investments, $0.9 million of purchases of property and equipment, and $0.5 million of cash paid for acquisitions.
During the year ended December 31, 2024, cash flows used in investing activities of $27.7 million resulted from $15.2 million of investments in capitalized software development costs in support of enhancing our platform, $10.0 million of cash paid related to the acquisition of IRIS.TV, and $2.5 million of purchases of property and equipment.
Cash Flows Used in Financing Activities
Our financing activities have consisted primarily of payments of member distributions in accordance with their assumed tax liabilities, repurchases of stock in connection with the taxes paid related to the vesting of equity awards, repurchases of stock related to the stock repurchase program and proceeds related to the exercise of stock options. Net cash provided by or used in financing activities has been and will be used to finance our operations, capital expenditures, platform development and growth.
Cash flows used in financing activities was $44.2 million for the year ended December 31, 2025, resulting primarily from $38.1 million for the repurchase of stock related to the stock repurchase program, $6.6 million for payments related to member tax distributions, and $3.2 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards, partially offset by $3.8 million of proceeds related to the exercise of stock options.
During the year ended December 31, 2024, cash used in financing activities of $35.4 million resulted primarily from $21.6 million for the repurchase of stock related to the stock repurchase program, $10.7 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards, $6.0 million for payments related to member tax distributions, partially offset by $3.1 million of proceeds related to the exercise of stock options.
Fiscal Year 2023 Changes in Cash Flows
For the comparison of fiscal year 2023 to fiscal year 2022, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources" included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, filed with the SEC on March 4, 2024 under the subheading "Liquidity and Capital Resources".

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
Quarterly Results of Operations
The following tables present our unaudited quarterly condensed consolidated statements of operations data for each quarter of our fiscal years ended December 31, 2025 and 2024. The information for each of these quarters has been prepared on a basis consistent with our consolidated financial statements and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. The following unaudited quarterly condensed consolidated financial data should be read in conjunction with our annual audited consolidated financial statements and the related notes included elsewhere in this Annual Report. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended,
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Revenue	$110,124	$85,582	$77,853	$70,642	$90,054	$79,922	$65,866	$53,393
Operating expenses(1):
Platform operations	58,823	45,743	41,970	40,080	47,564	44,598	35,122	29,880
Sales and marketing	18,348	16,740	15,484	14,229	14,756	13,007	13,088	12,899
Technology and development	8,229	7,703	7,691	6,911	7,062	5,631	5,815	5,232
General and administrative	12,030	11,165	12,696	14,281	14,769	12,648	12,612	11,074
Total operating expenses	97,430	81,351	77,841	75,501	84,151	75,884	66,637	59,085
Income (loss) from operations	12,694	4,231	12	(4,859)	5,903	4,038	(771)	(5,692)
Total other expense (income), net	6,293	(1,463)	(1,484)	(1,399)	(2,080)	(2,406)	(2,358)	(2,379)
Income (loss) before income taxes	6,401	5,694	1,496	(3,460)	7,983	6,444	1,587	(3,313)
Provision for (benefit from) income taxes	(14,062)	541	(291)	(153)	263	(14)	99	(99)
Net income (loss)	20,463	5,153	1,787	(3,307)	7,720	6,458	1,488	(3,214)
Less: Net income (loss) attributable to noncontrolling interests	12,207	4,157	1,497	(2,117)	5,973	4,951	1,433	(2,267)
Net income (loss) attributable to Viant Technology Inc.	$8,256	$996	$290	$(1,190)	$1,747	$1,507	$55	$(947)
Earnings (loss) per share of Class A common stock—basic(2)	$0.49	$0.06	$0.02	$(0.07)	$0.11	$0.09	$0.00	$(0.06)
Earnings (loss) per share of Class A common stock—diluted(2)	$0.31	$0.06	$0.02	$(0.07)	$0.10	$0.09	$0.00	$(0.06)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)

	Three Months Ended,
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024

	(percentage of revenue*)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Operating expenses(1):
Platform operations	53%	53%	54%	57%	53%	56%	53%	56%
Sales and marketing	17%	20%	20%	20%	16%	16%	20%	24%
Technology and development	7%	9%	10%	10%	8%	7%	9%	10%
General and administrative	11%	13%	16%	20%	16%	16%	19%	21%
Total operating expenses	88%	95%	100%	107%	93%	95%	101%	111%
Income (loss) from operations	12%	5%	—%	(7)%	7%	5%	(1)%	(11)%
Total other expense (income), net	6%	(2)%	(2)%	(2)%	(2)%	(3)%	(4)%	(4)%
Income (loss) before income taxes	6%	7%	2%	(5)%	9%	8%	2%	(6)%
Provision for (benefit from) income taxes	(13)%	1%	—%	—%	—%	—%	—%	—%
Net income (loss)	19%	6%	2%	(5)%	9%	8%	2%	(6)%
Less: Net income (loss) attributable to noncontrolling interests	11%	5%	2%	(3)%	7%	6%	2%	(4)%
Net income (loss) attributable to Viant Technology Inc.	7%	1%	—%	(2)%	2%	2%	—%	(2)%

*Percentages may not sum due to rounding
(1)Depreciation, amortization, and stock-based compensation included in operating expenses for each quarter of our fiscal years ended December 31, 2025 and 2024 are as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)

	Three Months Ended,
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Depreciation:
Platform operations	$3,706	$3,627	$3,541	$3,455	$3,342	$3,383	$3,531	$3,526
Sales and marketing	85	81	79	74	—	—	—	—
Technology and development	993	873	717	590	456	432	440	431
General and administrative	50	47	43	42	217	203	176	141
Total depreciation	$4,834	$4,628	$4,380	$4,161	$4,015	$4,018	$4,147	$4,098
Amortization:
Platform operations	$132	$133	$133	$117	$60	$—	$—	$—
Sales and marketing	—	—	—	—	—	—	—	—
Technology and development	—	—	—	—	—	—	—	—
General and administrative	46	46	46	46	35	20	20	48
Total amortization	$178	$179	$179	$163	$95	$20	$20	$48
Stock-based compensation:
Platform operations	$1,034	$1,025	$998	$892	$601	$553	$554	$406
Sales and marketing	1,771	1,770	1,819	1,500	1,164	1,180	1,139	755
Technology and development	1,094	1,091	1,037	758	873	693	651	500
General and administrative	2,532	2,542	2,489	2,489	3,090	2,903	3,193	2,779
Total stock-based compensation	$6,431	$6,428	$6,343	$5,639	$5,728	$5,329	$5,537	$4,440
See Note 4, Note 6 and Note 9 to our consolidated financial statements included elsewhere in this Annual Report for more information regarding depreciation, amortization and stock-based compensation expense, respectively.
(2)See Note 2 and Note 11 to our consolidated financial statements included elsewhere in this Annual Report for more information regarding earnings (loss) per share—basic and diluted computations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
Quarterly Non-GAAP Financial Measures
We monitor certain non-GAAP financial measures such as contribution ex-TAC, non-GAAP operating expenses, adjusted EBITDA, adjusted EBITDA as a percentage of contribution ex-TAC, and non-GAAP net income when evaluating our quarterly results of operations to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Reconciliations of these non-GAAP financial measures for each quarter of our fiscal years ended December 31, 2025 and 2024 to the most directly comparable financial measures calculated and presented in accordance with GAAP are provided in the financial tables presented below. For a description of management’s use of each non-GAAP financial measure contained in this Annual Report, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”

	Three Months Ended,
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Operating and Financial Performance Measures
Gross profit	$51,301	$39,839	$35,883	$30,562	$42,490	$35,324	$30,744	$23,513
Contribution ex-TAC	$64,560	$52,990	$48,372	$42,729	$54,359	$47,352	$41,558	$34,121
Total operating expenses	$97,430	$81,351	$77,841	$75,501	$84,151	$75,884	$66,637	$59,085
Non-GAAP operating expenses	$39,849	$36,961	$37,089	$37,327	$37,268	$32,677	$31,958	$31,046
Net income (loss)	$20,463	$5,153	$1,787	$(3,307)	$7,720	$6,458	$1,488	$(3,214)
Adjusted EBITDA	$24,711	$16,029	$11,283	$5,402	$17,091	$14,675	$9,600	$3,075
Net income (loss) as a percentage of gross profit	40%	13%	5%	(11)%	18%	18%	5%	(14)%
Adjusted EBITDA as a percentage of contribution ex-TAC	38%	30%	23%	13%	31%	31%	23%	9%
Non-GAAP net income	$18,985	$11,205	$8,012	$2,816	$13,831	$12,283	$7,207	$1,348
Contribution ex-TAC
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended,
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Revenue	$110,124	$85,582	$77,853	$70,642	$90,054	$79,922	$65,866	$53,393
Less: Platform operations	(58,823)	(45,743)	(41,970)	(40,080)	(47,564)	(44,598)	(35,122)	(29,880)
Gross profit	51,301	39,839	35,883	30,562	42,490	35,324	30,744	23,513
Add: Other platform operations	13,259	13,151	12,489	12,167	11,869	12,028	10,814	10,608
Contribution ex-TAC	$64,560	$52,990	$48,372	$42,729	$54,359	$47,352	$41,558	$34,121

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
Non-GAAP Operating Expenses
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended,
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Operating expenses:
Platform operations	$58,823	$45,743	$41,970	$40,080	$47,564	$44,598	$35,122	$29,880
Sales and marketing	18,348	16,740	15,484	14,229	14,756	13,007	13,088	12,899
Technology and development	8,229	7,703	7,691	6,911	7,062	5,631	5,815	5,232
General and administrative	12,030	11,165	12,696	14,281	14,769	12,648	12,612	11,074
Total operating expenses	97,430	81,351	77,841	75,501	84,151	75,884	66,637	59,085
Add:
Other expense, net(1)	1	—	—	—	8	1	1	2
Less:
Traffic acquisition costs	(45,564)	(32,592)	(29,481)	(27,913)	(35,695)	(32,570)	(24,308)	(19,272)
Stock-based compensation	(6,431)	(6,428)	(6,343)	(5,639)	(5,728)	(5,329)	(5,537)	(4,440)
Depreciation and amortization	(5,012)	(4,807)	(4,559)	(4,324)	(4,110)	(4,038)	(4,167)	(4,146)
Restructuring and other(2)	(526)	—	—	—	—	—	(284)	(183)
Transaction expense(3)	(49)	—	(369)	(298)	(1,358)	—	(384)	—
Non-operational media purchases(4)	—	(563)	—	—	—	(1,271)	—	—
Non-GAAP operating expenses	$39,849	$36,961	$37,089	$37,327	$37,268	$32,677	$31,958	$31,046
(1)Other expense, net excludes $0.3 million related to the TRA remeasurement expense for the three months ended March 31, 2025.
(2)Restructuring and other includes severance and other charges incurred in connection with organizational restructuring initiatives for the three month period in the year ended December 31, 2025 and are related to aligning our workforce with our strategic performance goals for the three month periods in the year ended December 31, 2024.
(3)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the three month periods in the year ended December 31, 2025 and costs incurred related to our completed acquisition as well as the filing of a "shelf" registration statement on Form S-3 for the three month periods in the year ended December 31, 2024.
(4)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the three month periods in the years ended December 31, 2025 and 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
Adjusted EBITDA
The following table presents a reconciliation of net income (loss) to adjusted EBITDA for the periods presented:

	Three Months Ended,
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Net income (loss)	$20,463	$5,153	$1,787	$(3,307)	$7,720	$6,458	$1,488	$(3,214)
Add back (less):
Interest income, net	(1,428)	(1,463)	(1,484)	(1,724)	(2,088)	(2,407)	(2,359)	(2,381)
Provision for (benefit from) income taxes	(14,062)	541	(291)	(153)	263	(14)	99	(99)
Depreciation and amortization	5,012	4,807	4,559	4,324	4,110	4,038	4,167	4,146
Stock-based compensation	6,431	6,428	6,343	5,639	5,728	5,329	5,537	4,440
Restructuring and other(1)	526	—	—	—	—	—	284	183
Transaction expense(2)	49	—	369	298	1,358	—	384	—
Non-operational media purchases(3)	—	563	—	—	—	1,271	—	—
TRA remeasurement expense(4)	10,565	—	—	325	—	—	—	—
Employee retention credit(5)	(2,845)	—	—	—	—	—	—	—
Adjusted EBITDA	$24,711	$16,029	$11,283	$5,402	$17,091	$14,675	$9,600	$3,075
(1)Restructuring and other includes severance and other charges incurred in connection with organizational restructuring initiatives for the three month period in the year ended December 31, 2025 and are related to aligning our workforce with our strategic performance goals for the three month periods in the year ended December 31, 2024.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the three month periods in the year ended December 31, 2025 and costs incurred related to our completed acquisition as well as the filing of a "shelf" registration statement on Form S-3 for the three month periods in the year ended December 31, 2024.
(3)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the three month periods in the years ended December 31, 2025 and 2024.
(4)TRA remeasurement expense reflects the remeasurement of the TRA liability for the three months ended March 31, 2025 and the year ended December 31, 2025.
(5)Employee retention credit represents proceeds from a government grant enacted under the CARES Act for the three months ended December 31, 2025.
Adjusted EBITDA as a percentage of contribution ex-TAC
The following table presents the calculation of net income (loss) as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended,
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Gross profit	$51,301	$39,839	$35,883	$30,562	$42,490	$35,324	$30,744	$23,513
Net income (loss)	$20,463	$5,153	$1,787	$(3,307)	$7,720	$6,458	$1,488	$(3,214)
Net income (loss) as a percentage of gross profit	40%	13%	5%	(11)%	18%	18%	5%	(14)%
Contribution ex-TAC(1)	$64,560	$52,990	$48,372	$42,729	$54,359	$47,352	$41,558	$34,121
Adjusted EBITDA(2)	$24,711	$16,029	$11,283	$5,402	$17,091	$14,675	$9,600	$3,075
Adjusted EBITDA as a percentage of contribution ex-TAC	38%	30%	23%	13%	31%	31%	23%	9%

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

Non-GAAP net income (loss)
The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss) for the periods presented:

	Three Months Ended,
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Net income (loss)	$20,463	$5,153	$1,787	$(3,307)	$7,720	$6,458	$1,488	$(3,214)
Add back (less):
Stock-based compensation	6,431	6,428	6,343	5,639	5,728	5,329	5,537	4,440
Restructuring and other(1)	526	—	—	—	—	—	284	183
Transaction expense(2)	49	—	369	298	1,358	—	384	—
Non-operational media purchases(3)	—	563	—	—	—	1,271	—	—
TRA remeasurement expense(4)	10,565	—	—	325	—	—	—	—
Income tax benefit resulting from the release of the valuation allowance	(14,685)	—	—	—	—	—	—	—
Employee retention credit(5)	(2,845)	—	—	—	—	—	—	—
Income tax expense (benefit) related to Viant Technology Inc.’s share of non-GAAP pre-tax income (loss)(6)	(1,519)	(939)	(487)	(139)	(975)	(775)	(486)	(61)
Non-GAAP net income	$18,985	$11,205	$8,012	$2,816	$13,831	$12,283	$7,207	$1,348
(1)Restructuring and other includes severance and other charges incurred in connection with organizational restructuring initiatives for the three month period in the year ended December 31, 2025 and are related to aligning our workforce with our strategic performance goals for the three month periods in the year ended December 31, 2024.
(2)Transaction expense consists of costs incurred related to our contemplated and completed acquisitions for the three month periods in the year ended December 31, 2025 and costs incurred related to our completed acquisition as well as the filing of a "shelf" registration statement on Form S-3 for the three month periods in the year ended December 31, 2024.
(3)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the three month periods in the years ended December 31, 2025 and 2024.
(4)TRA remeasurement expense reflects the remeasurement of the TRA liability for the three months ended March 31, 2025 and the year ended December 31, 2025.
(5)Employee retention credit represents proceeds from a government grant enacted under the CARES Act for the three months ended December 31, 2025.
(6)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items is calculated using quarterly assumed blended tax rates, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.

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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of net versus gross revenue recognition in our customer arrangements, the assumptions used in the valuation models to determine the fair value of common stock and stock-based compensation, the estimates and judgment involved in the capitalization of internal-use software development costs, the judgment in estimating deferred tax assets and liabilities, including the realizability of deferred tax assets, and the judgment in estimating the TRA liability, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
See Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report for additional information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.
Revenue Recognition
We generate revenue by providing marketers and advertising agencies with the ability to plan, buy and measure their digital advertising campaigns using our DSP. Our platform enables marketers and their advertising agencies to reach their target audience across a wide range of advertising channels and formats.
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
We make our platform available through different pricing options to tailor to multiple customer types and customer needs. These options consist of a percentage of spend option and a fixed CPM option. “CPM” refers to a payment option in which customers pay a price for every 1,000 impressions an ad receives. We maintain agreements with our customers in the form of MSAs in connection with the percentage of spend pricing option and we maintain IOs in connection with the fixed CPM pricing option. The nature of our performance obligations is to enable customers to plan, buy and measure advertising campaigns using our platform and provide campaign execution services as requested.
For the percentage of spend pricing option, which primarily relates to the usage of our platform on a self-service basis, we generate revenue by charging a platform fee that is a percentage of spend. We also offer our customers value-added services to aid them in data management, media execution and advanced reporting. When customers utilize these value-added services, we generate revenue by charging a separate service fee. For this option, we bill customers the platform fee and the additional service fees, if applicable, plus the cost of TAC. We recognize revenue at the point in time when a purchase of media by the customer occurs through our platform associated with their advertising campaign.
For the fixed CPM pricing option, we generate revenue by charging a fixed CPM based on advertising impressions delivered through the platform. We also offer our customers third party data segments and measurement reporting. We recognize revenue at the point in time when the advertising impressions are delivered to the customer.
The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether we are acting as the principal or an agent, we follow the accounting guidance for principal-agent considerations. Making such determinations involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative.
For the percentage of spend pricing option, we typically act as an agent because we arrange for the transfer of costs from the supplier to the customer through the use of our platform and do not control such features prior to transfer to the customer. We do not

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
have primary responsibility for meeting customer specifications and do not have discretion in establishing the price of TAC related to this pricing option. As we act as the agent in these arrangements, we report revenue on a net basis. In certain percentage of spend arrangements, we act as a principal because we control the advertising inventory before it is transferred to the customer and we bear sole responsibility for fulfillment of the advertising promise. As we act as the principal in these certain arrangements, we report revenue and the related costs incurred on a gross basis.
For the fixed CPM pricing option, we have the primary responsibility for meeting customer specifications and have discretion in establishing the price of TAC. As we act as the principal in these arrangements, we report revenue and the related costs incurred on a gross basis.
We invoice our customers on a monthly basis for all pricing options. Invoice payment terms, negotiated on a customer-by-customer basis, are typically 30 to 90 days. Many advertising agency customer contracts have sequential liability terms, which means payments are not due to us from our advertising agency customer until the advertising agency customer has received payment from its customer, the advertiser.
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
Income Taxes and Tax Receivable Agreement
Viant Technology LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with our initial public offering. As an entity classified as a partnership for tax purposes, Viant Technology LLC generally is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Viant Technology LLC is passed through to and included in the taxable income or loss of its members, including us. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(tabular dollars in thousands, except for percentages and per share data)
from Viant Technology LLC. As a result, our effective tax rate may differ from the U.S. statutory rate due to our ownership interest, noncontrolling interests and state and local taxes.
We are subject to income taxes in the United States and its state and local jurisdictions. Our income tax provision may be significantly affected by changes to our estimates for tax in the local jurisdictions in which we operate and other estimates utilized in determining the effective tax rate. We account for income taxes using an asset and liability method, which requires the recognition of deferred tax assets and liabilities (“DTAs” and “DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.
A valuation allowance is used to reduce some or all of the deferred tax assets if, based upon the weight of available evidence, it is more likely than not that those deferred tax assets will not be realized. The assessment of the realizability of DTAs requires significant judgment, including estimates of future taxable income, the reversal of existing taxable temporary differences and available tax planning strategies. Changes in these assumptions could materially affect the amount of DTAs recognized and our effective tax rate in future periods.
In connection with the IPO, the Company entered into a TRA with Viant Technology LLC, the holders of Class B units of Viant Technology LLC and the TRA Representative. In the event that holders of Class B units of Viant Technology LLC exchange any or all of their Class B units for Class A common stock (including those already exchanged in connection with our IPO), the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) increases in the Company’s tax basis of its ownership interest in the net assets of Viant Technology LLC resulting from any redemptions or exchanges of noncontrolling interest, (ii) tax basis increases attributable to payments made under the TRA and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The annual tax benefits are determined by comparing the income taxes actually payable after giving effect to the applicable tax attributes with the income taxes that would have been payable in the absence of such attributes, with the difference representing the realized tax benefit. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in Viant Technology LLC or the Company. To the extent that the Company is unable to timely make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid. The obligations under the TRA will be Viant Technology Inc.’s obligations and not obligations of Viant Technology LLC.
The TRA liability is dependent on estimates of future taxable income, the timing of exchanges of Class B units and the realization of related tax attributes. The recognition of DTAs, including the release of the valuation allowance, increases the expected future tax benefits and results in a corresponding increase in the TRA liability. Changes in our estimates of future taxable income or other assumptions could materially increase or decrease the TRA liability, and adjustments are recorded in earnings.
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
We have elected to take advantage of the benefits of this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the first to occur of the date that we are (i) no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period provided by Securities Act Section 7(a)(2)(B).
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
Interest Rate Risk
We may be exposed to market risk from changes in interest rates on our Amended Loan Agreement, which accrues interest at a variable rate. We have not used any derivative financial instruments to manage our interest rate risk exposure. As of December 31, 2025, we had no outstanding balances on our revolving credit facility and had no market risk from changes in interest rates as of such date.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Viant Technology Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Viant Technology Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
March 11, 2026
We have served as the Company's auditor since 2020.

VIANT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$344,201	$289,235	$222,934
Operating expenses:
Platform operations	186,616	157,164	120,479
Sales and marketing	64,801	53,750	50,650
Technology and development	30,534	23,740	24,756
General and administrative	50,172	51,103	45,345
Total operating expenses	332,123	285,757	241,230
Income (loss) from operations	12,078	3,478	(18,296)
Other expense (income), net:
Interest income, net	(6,099)	(9,235)	(8,594)
Other expense, net	1	12	90
TRA remeasurement expense	10,890	—	—
Employee retention credit	(2,845)	—	—
Total other expense (income), net	1,947	(9,223)	(8,504)
Income (loss) before income taxes	10,131	12,701	(9,792)
Provision for (benefit from) income taxes	(13,965)	249	151
Net income (loss)	24,096	12,452	(9,943)
Less: Net income (loss) attributable to noncontrolling interests	15,744	10,090	(6,500)
Net income (loss) attributable to Viant Technology Inc.	$8,352	$2,362	$(3,443)
Earnings (loss) per Class A common stock:
Basic	$0.51	$0.15	$(0.23)
Diluted	$0.36	$0.14	$(0.23)
Weighted average shares of Class A common stock outstanding:
Basic	16,422	16,221	15,224
Diluted	66,976	20,466	15,224
The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$191,151	$205,048
Accounts receivable, net of allowances	177,139	146,951
Prepaid expenses and other current assets	7,902	10,490
Total current assets	376,192	362,489
Property, equipment, and software, net	35,069	31,482
Operating lease assets, net	19,689	23,663
Intangible assets, net	2,899	3,048
Goodwill	19,190	19,190
Deferred tax assets	17,524	—
Other assets	4,100	932
Total assets	$474,663	$440,804
Liabilities and stockholders' equity
Liabilities
Current liabilities:
Accounts payable	$83,520	$71,320
Accrued liabilities	50,828	47,352
Accrued compensation	12,988	11,513
Deferred revenue	583	581
Current portion of operating lease liabilities	5,080	4,730
Other current liabilities	4,036	9,955
Total current liabilities	157,035	145,451
Long-term debt	—	—
Long-term portion of operating lease liabilities	16,668	21,278
Long-term portion of TRA liability	12,159	—
Total liabilities	185,862	166,729
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value	—	—
Authorized shares — 10,000,000
Issued and outstanding — none
Class A common stock, $0.001 par value	18	18
Authorized shares — 450,000,000
Issued — 18,271,293 and 17,933,825
Outstanding — 17,593,198 and 16,368,452
Class B common stock, $0.001 par value	46	47
Authorized shares — 150,000,000
Issued and outstanding — 45,717,216 and 46,753,841
Additional paid-in capital	182,744	125,386
Accumulated deficit	(91,751)	(50,566)
Treasury stock, at cost; 678,095 and 1,565,373 shares held	(8,920)	(21,046)
Total stockholders' equity attributable to Viant Technology Inc.	82,137	53,839
Noncontrolling interests	206,664	220,236
Total equity	288,801	274,075
Total liabilities and stockholders’ equity	$474,663	$440,804
The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	14,784	$15	47,082	$47	$95,922	$(36,261)	(140)	$(475)	$206,520	$265,768
Cumulative impact of ASU 2016-13 adoption (CECL)	—	—	—	—	—	(209)	—	—	—	(209)
Balance as of January 1, 2023	$14,784	$15	$47,082	$47	$95,922	$(36,470)	$(140)	$(475)	$206,520	$265,559
Issuance of Class A common stock related to vesting of restricted stock units	1,102	1	—	—	(1)	—	—	—	—	—
Exercise of stock options	2	—	—	—	12	—	—	—	—	12
Exchange of Class B common stock for Class A common stock	50	—	(50)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(823)	(4,248)	—	(4,248)
Reissuance of treasury stock	—	—	—	—	—	(3,596)	809	3,596	—	—
Allocation of equity to noncontrolling interests	—	—	—	—	(6,112)	—	—	—	6,112	—
Accrued member tax distributions	—	—	—	—	(14,697)	—	—	—	—	(14,697)
Stock-based compensation	—	—	—	—	37,706	—	—	—	—	37,706
Net loss	—	—	—	—	—	(3,443)	—	—	(6,500)	(9,943)
Balance as of December 31, 2023	15,938	$16	47,032	$47	$112,830	$(43,509)	(154)	$(1,127)	$206,132	$274,389
Issuance of Class A common stock related to vesting of restricted stock units	1,397	2	—	—	(2)	—	—	—	—	—
Exercise of stock options	321	—	—	—	40	—	—	—	—	40
Exchange of Class B common stock for Class A common stock	278	—	(278)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(956)	(10,658)	—	(10,658)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(1,766)	(21,715)	—	(21,715)
Reissuance of treasury stock	—	—	—	—	—	(9,419)	1,311	12,454	—	3,035
Allocation of equity to noncontrolling interests	—	—	—	—	(4,014)	—	—	—	4,014	—
Accrued member tax distributions	—	—	—	—	(6,827)	—	—	—	—	(6,827)
Stock-based compensation	—	—	—	—	23,359	—	—	—	—	23,359
Net income	—	—	—	—	—	2,362	—	—	10,090	12,452
Balance as of December 31, 2024	17,934	$18	46,754	$47	$125,386	$(50,566)	(1,565)	$(21,046)	$220,236	$274,075
Issuance of Class A common stock related to vesting of restricted stock units	243	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	1,037	1	(1,037)	(1)	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(243)	(3,232)	—	(3,232)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(3,031)	(37,945)	—	(37,945)
Retirement of treasury stock	(942)	(1)	—	—	—	(8,999)	942	9,000	—	—
Reissuance of treasury stock	—	—	—	—	—	(40,538)	3,220	44,303	—	3,765
Remeasurement of tax receivable agreement liability	—	—	—	—	1,257	—	—	—	—	1,257
Allocation of equity to noncontrolling interests	—	—	—	—	29,316	—	—	—	(29,316)	—
Accrued member tax distributions	—	—	—	—	(1,483)	—	—	—	—	(1,483)
Stock-based compensation	—	—	—	—	28,268	—	—	—	—	28,268
Net income	—	—	—	—	—	8,352	—	—	15,744	24,096
Balance as of December 31, 2025	18,271	$18	45,717	$46	$182,744	$(91,751)	(678)	$(8,920)	$206,664	$288,801
The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$24,096	$12,452	$(9,943)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,702	16,461	14,731
Stock-based compensation	24,840	21,034	32,291
Provision for doubtful accounts	622	1,420	100
Loss on disposal of assets	94	25	115
Noncash lease expense	4,207	4,019	3,952
Deferred taxes	(14,685)	—	—
TRA remeasurement expense	10,890	—	—
Changes in operating assets and liabilities:
Accounts receivable	(30,812)	(30,233)	(16,123)
Prepaid expenses and other assets	2,920	(3,904)	(87)
Accounts payable	12,158	23,792	10,038
Accrued liabilities	3,560	7,875	4,192
Accrued compensation	1,613	939	1,369
Deferred revenue	2	161	193
Operating lease liabilities	(4,493)	(4,114)	(3,780)
Other liabilities	(1,107)	1,840	704
Net cash provided by operating activities	52,607	51,767	37,752
Cash flows from investing activities:
Purchases of property and equipment	(926)	(2,498)	(1,195)
Capitalized software development costs	(17,367)	(15,246)	(12,281)
Cash paid for acquisitions	(549)	(10,000)	—
Cash paid for investments	(3,500)	—	—
Net cash used in investing activities	(22,342)	(27,744)	(13,476)
Cash flows from financing activities:
Repurchase of stock related to tax withholdings on vested equity awards	(3,232)	(10,658)	(4,248)
Repurchase of stock related to the stock repurchase program	(38,090)	(21,570)	—
Payment of member tax distributions	(6,606)	(5,953)	(10,155)
Proceeds from the exercise of stock options	3,766	3,074	12
Payment of offering costs	—	(326)	—
Net cash used in financing activities	(44,162)	(35,433)	(14,391)
Net increase (decrease) in cash and cash equivalents	(13,897)	(11,410)	9,885
Cash and cash equivalents at beginning of period	205,048	216,458	206,573
Cash and cash equivalents at end of period	$191,151	$205,048	$216,458
Supplemental disclosure of cash flow information:
Cash paid for interest	$282	$282	$215
Supplemental disclosure of noncash investing and financing activities:
Stock-based compensation included in capitalized software development costs	3,428	2,325	5,415
Operating lease assets obtained in exchange for operating lease liabilities including adjustments	233	4,687	505
Capitalized assets financed by accounts payable and accrued liabilities	550	599	1,144
Accrued member tax distributions	293	5,416	4,542
The accompanying notes are an integral part of these consolidated financial statements.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)

1. Nature of Operations
Viant Technology Inc. (the “Company,” “we,” “us,” “our” or “Viant”) was incorporated in the State of Delaware on October 9, 2020. The Company operates a cloud-based demand side platform ("DSP") that is used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across a wide range of advertising channels and formats.
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
Management believes that the accompanying consolidated financial statements reflect the adjustments necessary for the fair statement of its consolidated balance sheets as of December 31, 2025 and 2024, statements of operations for the years ended December 31, 2025, 2024 and 2023 ("fiscal year 2025", "fiscal year 2024", and "fiscal year 2023"), statements of stockholders' equity as of December 31, 2025, 2024 and 2023, and statements of cash flows for the years ended December 31, 2025, 2024 and 2023.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, primarily those related to revenue recognition, stock-based compensation, income taxes, allowances for doubtful accounts, leases, the useful lives of capitalized software development costs and other property, equipment and software and assumptions used in the impairment analyses of long-lived assets, investments and goodwill. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Segment Information
The Company has a single reportable operating segment which owns and operates a DSP that enables marketers and their advertising agencies to automate and centralize the planning, buying and measurement of their video, audio and display ads across most channels, including CTV, streaming audio, digital out-of-home, mobile and desktop in the United States. The Company derives its revenues from the services it provides through utilization of its platform. In reaching this conclusion of a single reportable operating segment, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance.
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

	Year Ended December 31,
	2025	2024	2023
Traffic acquisition costs	$135,549	$111,845	$79,552
Other platform operations	51,067	45,319	40,927
Total platform operations	$186,616	$157,164	$120,479
Revenue Recognition
The Company generates revenue by providing marketers and advertising agencies with the ability to plan, buy and measure their digital advertising campaigns using its DSP. Our platform enables marketers to reach their target audience across a wide range of advertising channels and formats.
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
We make our platform available through different pricing options to tailor to multiple customer types and customer needs. These options consist of a percentage of spend option and a fixed cost per mille (“CPM”) option. CPM refers to a payment option in which customers pay a price for every 1,000 impressions an ad receives. We maintain agreements with our customers in the form of master service agreements in connection with the percentage of spend pricing option and we maintain insertion orders in connection with the fixed CPM pricing option. The nature of our performance obligations is to enable customers to plan, buy and measure advertising campaigns using our platform and provide campaign execution services as requested.
For the percentage of spend pricing option, which primarily relates to the usage of our platform on a self-service basis, we generate revenue by charging a platform fee that is a percentage of spend. We also offer our customers value-added services to aid them in data management, media execution and advanced reporting. When customers utilize these value-added services, we generate revenue by charging a separate service fee. For this option, we bill customers the platform fee and the additional service fees, if applicable, plus the cost of TAC. We recognize revenue at the point in time when a purchase of media by the customer occurs through our platform associated with their advertising campaign.
For the fixed CPM pricing option, we generate revenue by charging a fixed CPM based on advertising impressions delivered through the platform. We also offer our customers third party data segments and measurement reporting. We recognize revenue at the point in time when the advertising impressions are delivered to the customer.
The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in the transaction. In determining whether we are acting as the principal or an agent, we follow the accounting guidance for principal-agent considerations. Making such determinations involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative.
For the percentage of spend pricing option, we typically act as an agent because we arrange for the transfer of costs from the supplier to the customer through the use of our platform and do not control such features prior to transfer to the customer. We do not have primary responsibility for meeting customer specifications and do not have discretion in establishing the price of TAC related to this pricing option. As we act as the agent in these arrangements, we report revenue on a net basis. In certain percentage of spend arrangements, we act as a principal because we control the advertising inventory before it is transferred to the customer and we bear sole responsibility for fulfillment of the advertising promise. As we act as the principal in these certain arrangements, we report revenue and the related costs incurred on a gross basis.
For the fixed CPM pricing option, we have the primary responsibility for meeting customer specifications and have discretion in establishing the price of TAC. As we act as the principal in these arrangements, we report revenue and the related costs incurred on a gross basis.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
The Company invoices its customers on a monthly basis for all pricing options. Invoice payment terms, negotiated on a customer-by-customer basis, are typically 30 to 90 days. Many advertising agency customer contracts have sequential liability terms, which means payments are not due to the Company from its advertising agency customer until the advertising agency customer has received payment from its customer, the advertiser.
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
Platform Operations. Platform operations expense, which represents our cost of revenues, primarily consists of TAC, hosting costs, personnel costs, depreciation of capitalized software development costs related to our platform, customer support costs and allocated overhead. TAC recorded in platform operations consists of amounts incurred and payable to suppliers for costs associated with our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. Personnel costs within platform operations include salaries, bonuses, stock-based compensation and employee benefit costs primarily attributable to personnel who directly support our platform.
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
The Company incurred advertising costs of $9.8 million, $6.2 million, and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to the promotion of the Company, its brands, products and services to potential customers. Advertising costs are expensed as incurred and recorded in sales and marketing expense within the consolidated statements of operations.
Technology and Development. Technology and development expense consists primarily of personnel costs, including salaries, bonuses, stock-based compensation and employee benefit costs associated with the ongoing development and maintenance of our platform, hosting costs and allocated overhead. We record depreciation for capitalized software development costs not related to our platform within technology and development expense.
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
Stock-Based Compensation
Stock-based compensation relates to equity awards granted under the Company’s 2021 Long-Term Incentive Plan (the "LTIP"), which is measured and recognized in the consolidated financial statements based on the fair value of the equity awards granted. Since inception of the LTIP, the Company has only granted restricted stock units (“RSUs”) and nonqualified stock options ("NQSOs"). The fair value of RSUs is calculated using the closing market price of the Company’s Class A common stock on the date of grant. The fair value of NQSOs is estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model is impacted by the fair value of the Company’s Class A common stock, as well as changes in certain assumptions, including but not limited to, the expected Class A common stock price volatility over the term of the NQSOs, the expected term of the NQSOs, the risk-free interest rate, and the expected dividend yield. The Company records compensation for all equity awards under the LTIP under the straight-line attribution method over the requisite service period. The Company has elected the accounting policy for stock-based compensation to account for forfeitures as they occur.
RSUs granted to employees generally vest over a period of two-to-four years, contingent upon continued employment through the vesting date. RSUs awarded to members of our board of directors ("the board") upon their initial appointment vest over a three-year period on each of the first, second, and third anniversaries of the date of appointment. Board members are also awarded annual grants of RSUs on the date of each annual meeting of Viant's stockholders (the "annual meeting") that vest in full on the earlier of (i)

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
the date of the following year’s annual meeting or (ii) the first anniversary of the date of grant. If board members are appointed on a date other than the date of an annual meeting, such board members will receive a prorated annual grant of RSUs vesting in full on the date of the next annual meeting. As of December 31, 2025, NQSOs generally vest over a period of two-to-four years and have a contractual term of ten years.
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the earnings (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding during the period. The Company’s RSUs, NQSOs and shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of RSUs, NQSOs and Class B common stock under the two-class method has not been presented.
Diluted earnings (loss) per share adjusts the basic earnings (loss) per share calculation for the potential dilutive impact of common shares such as equity awards using the if-converted or treasury-stock method, as applicable. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, RSUs, and NQSOs are considered potentially dilutive shares of Class A common stock.
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of December 31, 2025, cash equivalents included money market funds of $161.3 million.
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
The following table presents changes in the allowance for doubtful accounts:

	Year Ended December 31,
	2025	2024
Beginning balance	$2,065	$1,197
Provision for doubtful accounts	608	998
Write-offs, net of recoveries	(1,618)	(130)
Ending balance	$1,055	$2,065
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
Repair and maintenance costs are expensed as incurred, while improvements are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in operating expenses within the consolidated statements of operations.
Capitalized Software Development Costs
The Company capitalizes certain costs associated with creating and enhancing internally developed software related to the Company’s technology infrastructure and such costs are recorded within property, equipment and software, net. These costs include personnel and related employee benefit expenses for employees who are directly associated with and who devote time to software development projects. Software development costs that do not qualify for capitalization are expensed as incurred and recorded in technology and development expense or platform operations expense in the consolidated statements of operations.
Software development activities typically consist of three stages: (1) the planning stage; (2) the application and infrastructure development stage; and (3) the post-implementation stage. Costs incurred in the planning and post-implementation stages, including costs associated with training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software development when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose. Software development costs are depreciated using a straight-line method over the estimated useful life, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived.
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
Goodwill
Goodwill is tested for impairment at least annually, as of the first day of the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company assesses its conclusion regarding reporting units in conjunction with its annual goodwill impairment test and has determined that it has one reporting unit for the purposes of allocating and testing goodwill.
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
Employee Retention Credit
The Coronavirus Aid, Relief, and Economic Security Act, as amended by the Consolidated Appropriations Act, 2021 (the "Appropriations Act"), provided for an employee retention credit ("ERC"), a refundable tax credit against certain employment taxes for eligible employers that paid qualified wages to some or all employees after March 12, 2020 and before January 1, 2022. The Appropriations Act amended the ERC to be equal to 70% of qualified wages paid to employees during 2021.
The Company qualified for the ERC for underlying wages paid during the year ended December 31, 2020 as well as during the three months ended March 31, 2021 and filed a cash refund claim during the year ended December 31, 2021. The Company deferred recognition of the credit until the related uncertainty was resolved and receipt of the refund became realizable. During the year ended December 31, 2025, the Company received $2.8 million related to the ERC which was recorded within Other expense (income), net in the consolidated statements of operations.
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated balance sheets. The fair value of debt is estimated using primarily level 2 inputs including quoted market prices or discounted cash flow analyses, based on estimated incremental borrowing rates for similar types of borrowing arrangements. As of December 31, 2025 and 2024, there was no outstanding balance under the Amended Loan Agreement (as defined below).
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Certain assets and liabilities, including goodwill and intangible assets, are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.
Leases
The framework for measuring lease assets and liabilities and related disclosure requirements are provided in ASC 842, Leases, ("ASC 842"). This pronouncement requires lessees to record the present value of operating lease payments as operating lease assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. In accordance with the guidance, the Company elected the practical expedient to exclude leases with a term of less than one year from the measurement of operating lease assets and lease liabilities. The Company also elected the practical expedient that allows lessees the option to account for lease and non-lease components together as a single component for all real estate classes of underlying assets.
Under ASC 842, the Company determines whether an arrangement is a lease at the contract inception date. Our leases may require us to make fixed or variable lease payments. Variable lease payments are based on a variety of factors including property values, tax and utility rates, property services fees, and other factors. Since these costs are variable in nature, they are excluded from the measurement of the reported operating lease assets and liabilities and are expensed as incurred. The Company records rent expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term.
The present value of the lease payments is calculated using the Company’s incremental borrowing rate applicable to the lease, which is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset. Refer to Note 5—Leases for additional information.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash with financial institutions and its cash levels exceed the Federal Deposit Insurance Corporation's federally insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we will be able to access uninsured funds in a timely manner or at all. Accounts receivable includes amounts due from customers with principal operations primarily in the United States.
The following table provides the Company’s concentrations of credit risk with respect to advertising agency holding companies and individual customers as a percentage of the Company’s total revenues for the periods presented.

	Year Ended December 31,
	2025	2024	2023
Advertising Agency Holding Company
A	<10.0%	<10.0%	10.0%
Individual Customer
B	<10.0%	<10.0%	14.1%
As of December 31, 2025, two advertising agency holding companies accounted for 14.9% and 12.0% of consolidated accounts receivable. As of December 31, 2024, one individual customer accounted for 13.9% of consolidated accounts receivable.
As of December 31, 2025, one individual supplier accounted for 16.8% of consolidated accounts payable and accrued liabilities. As of December 31, 2024, three suppliers accounted for 14.0%, 12.6% and 12.6%, respectively, of consolidated accounts payable and accrued liabilities.
Non-Marketable Equity Securities
We hold investments in non-marketable equity securities that represent investments in privately held companies without readily determinable fair values. The Company measures investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes. These investments are included within other assets on our consolidated balance sheets.
As of December 31, 2025, the Company had non-marketable equity investments without readily determinable fair value of $3.5 million and none as of December 31, 2024. The Company did not record any adjustments to the carrying value resulting from observable price changes or impairment and accordingly did not recognize any gains or losses for the year ended December 31, 2025.
Related Party Relationships
Capital V LLC (formerly Four Brothers 2 LLC), the holder of Class B common stock as of December 31, 2025, is controlled by the Company’s co-founders, Tim Vanderhook and Chris Vanderhook, and therefore is considered a related party. Refer to Note 14—Related Parties for additional information.
Income Taxes
The Company is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC in the consolidated financial statements. Viant Technology LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with our initial public offering. As an entity classified as a partnership for tax purposes, Viant Technology LLC generally is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Viant Technology LLC is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Viant Technology LLC, based on the Company's 27.8% interest in Viant Technology LLC.
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities (“DTAs” and “DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date. We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law and results of recent

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
operations. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance which, would impact the provision for income taxes.
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
In connection with its initial public offering ("IPO"), the Company entered into a Tax Receivable Agreement (the “TRA”) with Viant Technology LLC, continuing members of Viant Technology LLC (not including us) and the TRA Representative. The TRA provides for payment by us to continuing members of Viant Technology LLC (not including us) of 85% of the amount of the net cash tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) our acquisition of Viant Technology LLC units from such continuing members of Viant Technology LLC in connection with the IPO and in future exchanges and (ii) any payments we make under the TRA (including tax benefits related to imputed interest). We will retain the benefit of the remaining 15% of these net cash tax savings. The obligations under the TRA will be Viant Technology Inc.’s obligations and not obligations of Viant Technology LLC.
The amount of the cash payments that we may be required to make under the TRA could be significant. The term of the TRA will continue until all tax benefits that are subject to the TRA have been utilized or have expired, unless we exercise our right to terminate the TRA (or it is otherwise terminated pursuant to its terms, including due to a change in control or our breach of a material obligation thereunder), in which case, we will be required to make the termination payment specified in the TRA. In addition, any payments we make under the TRA will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return. Any actual future payments to the continuing members of Viant Technology LLC will vary based on the factors discussed below. Estimating the amount and timing of payments that may be made under the TRA is by its nature imprecise, as the calculation of amounts payable depends on a variety of factors and future events. We expect to receive distributions from Viant Technology LLC in order to make any required payments under the TRA. However, we may need to incur debt to finance payments under the TRA to the extent such distributions or our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. The payments under the TRA are also not conditioned upon the continuing members of Viant Technology LLC maintaining a continued ownership interest in Viant Technology LLC or us.
The actual increase in tax basis and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending on a number of factors, including the price of shares of our Class A common stock at the time of future exchanges; the timing of future exchanges; the extent to which such exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of our income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging unitholder’s tax basis in its units at the time of the relevant exchange; the depreciation and amortization periods that apply to the increases in tax basis; and the timing and amount of any earlier payments that we may have made under the TRA and the portion of our payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. The increases in the tax basis of the intangible assets of Viant Technology LLC as a result of the exchanges of Viant Technology LLC units and certain other tax benefits will be subject to the TRA. As of December 31, 2025, we concluded that it was more likely than not that our deferred tax assets subject to the TRA will be realized. Therefore, we recorded a liability related to the tax savings we may realize from utilization of such deferred tax assets in the amount of $12.4 million related to the TRA. Upon recognition of the TRA, there may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the TRA exceed the actual benefits we receive in respect of the tax attributes subject to the TRA and/or distributions to us by Viant Technology LLC are not sufficient to permit us to make payments under the TRA.
The TRA provides that if (i) we exercise our right to early termination of the TRA in whole (that is, with respect to all benefits due to all beneficiaries under the TRA) or in part (that is, with respect to some benefits due to all beneficiaries under the TRA), (ii) we experience certain changes in control, (iii) the TRA is rejected in certain bankruptcy proceedings, (iv) we fail (subject to certain exceptions) to make a payment under the TRA within 180 days after the due date or (v) we materially breach our obligations under the TRA, we will be obligated to make an early termination payment to holders of rights under the TRA equal to the present value of all payments that we would be required to pay under the TRA. The amount of such payments will be determined on the basis of certain assumptions in the TRA, including (i) the assumption that we would have enough taxable income in the future to fully utilize the tax

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
benefit resulting from the tax assets that are the subject of the TRA; (ii) the assumption that any item of loss deduction or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by us ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) the assumption that any non-amortizable assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (iv) the assumption that U.S. federal, state and local tax rates will be the same as in effect on the early termination date, unless scheduled to change; and (v) the assumption that any units of Viant Technology LLC (other than those held by us) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A common stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
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
The Company has elected to take advantage of the benefits of this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the first to occur of the date that is (i) no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period provided by Securities Act Section 7(a)(2)(B).
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
Recently Adopted Accounting Pronouncements
Financial Instruments—Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 revises the impairment model to utilize an expected loss methodology in place of the incurred loss methodology, which results in more timely recognition of losses on financial instruments. We adopted this standard at the beginning of the fiscal year 2023. As a result, we revised the impairment model to utilize an expected loss methodology in place of an incurred loss methodology related to our allowance for credit losses. We evaluate our allowance for credit losses based on historical bad debt experience, our assessment of the financial condition of companies with which we do business, current macroeconomic conditions and reasonable and supportable forecasts of future macroeconomic conditions. The adoption did not have a material impact on the Company's consolidated financial statements.
Segment Reporting
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires companies with a single reportable segment to provide all existing segment disclosures in Topic 280, as well as new incremental segment information required by this standard on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this standard for our fiscal year 2024 annual consolidated financial statements and have applied this standard retrospectively for all periods presented.
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is designed to enhance the transparency and decision usefulness of annual income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring consistent categories and greater disaggregation of information in the rate reconciliation as well as income taxes paid disaggregated by jurisdiction. We adopted this standard for our fiscal year 2025 annual consolidated financial statements and have applied this standard for all periods presented.
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
The disaggregation of revenue was as follows:

	Year Ended December 31,
	2025	2024	2023
Over-time revenue	$7,207	$5,698	$3,364
Point-in-time revenue	336,994	283,537	219,570
Total revenue	$344,201	$289,235	$222,934
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $0.7 million and $0.8 million as of December 31, 2025 and 2024, respectively. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts. As of December 31, 2025 and 2024, total deferred revenue was $0.6 million in each period, which is anticipated to be recognized during the succeeding 12-month period and therefore recorded in the current portion of deferred revenue within the consolidated balance sheets.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of December 31,
	2025	2024
Capitalized software development costs	$122,214	$101,877
Computer equipment	2,541	1,778
Purchased software	12	12
Furniture, fixtures and office equipment	1,139	1,090
Leasehold improvements	3,868	4,621
Total property, equipment, and software	129,774	109,378
Less: Accumulated depreciation	(94,705)	(77,896)
Total property, equipment, and software, net	$35,069	$31,482
Depreciation recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2025	2024	2023
Platform operations	$14,329	$13,782	$12,129
Sales and marketing	319	—	—
Technology and development	3,173	1,759	1,559
General and administrative	182	737	577
Total	$18,003	$16,278	$14,265
5. Leases
Lessee Arrangements
The Company has operating leases for its office space, which have remaining lease terms of up to five years. The Company does not have finance leases.
Some of these leases include renewal options to extend the leases for up to five years and/or termination options to terminate the leases within one year. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease.
As of December 31, 2025, the Company's operating leases had a weighted-average remaining lease term of approximately five years and a weighted-average incremental borrowing rate of 4.1%. As of December 31, 2024, the Company's operating leases had a weighted-average remaining lease term of approximately six years and a weighted-average incremental borrowing rate of 4.1%.
Cash paid for amounts included in operating lease liabilities was $5.2 million and $4.6 million for the years ended December 31, 2025 and 2024, respectively.
The components of lease cost were as follows:

	Year Ended December 31,
	2025	2024
Operating lease cost	$5,265	$4,590
Short-term lease cost	870	975
Variable lease cost	327	—
Total lease cost	$6,462	$5,565
As of December 31, 2025, the Company had a remaining contractual obligation of $1.2 million related to a short-term lease to be paid through 2027. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in the disclosure of short-term lease cost. This lease and other of

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
our short-term leases are not recorded on the Company's consolidated balance sheet due to our accounting policy election for short-term leases.
Future minimum lease payments were as follows:

As of December 31,
Year	2025
2026	$5,833
2027	5,500
2028	4,117
2029	3,563
2030	3,249
Thereafter	1,370
Total undiscounted future lease payments	23,632
Less: Imputed interest	(1,884)
Present value of operating lease liabilities	21,748
Less: Operating lease liabilities, current	(5,080)
Operating lease liabilities, noncurrent	$16,668
6. Goodwill and Intangible Assets, Net
The Company’s goodwill balance as of December 31, 2025 and 2024 is $19.2 million and $19.2 million, respectively. The balance as of December 31, 2025 and 2024 is comprised of the Company’s November 2024 acquisition of IRIS.TV as well as the February 2017 acquisition of Adelphic. The goodwill balance was determined based on the excess of the purchase price over the fair value of the identifiable net assets acquired and represents its future revenue and earnings potential related to synergies and certain other assets acquired that do not meet the recognition criteria, such as assembled workforce.
Goodwill is tested for impairment at least annually as of the first day of the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies for additional information. On December 31, 2025, the Company performed a qualitative impairment assessment of its goodwill in accordance with the policy. The results of this test indicated that the Company’s goodwill was not impaired. No goodwill impairment was recorded for the years ended December 31, 2025, 2024 or 2023. As of December 31, 2025, there is no accumulated goodwill impairment loss.
On November 6, 2024, the Company completed the acquisition of IRIS.TV, which was accounted for as a business combination. The total purchase price for this acquisition was $10.0 million. The purchase price consisted of $3.2 million of net assets acquired based on their estimated fair value on the acquisition date. The excess $6.8 million of the purchase price over the fair value of net assets acquired was recorded to goodwill. The goodwill from the acquisition is attributable to expected synergies and other benefits and is deductible for tax purposes.
Intangible assets primarily consist of acquired developed technology, customer relationships, and tradenames and trademarks resulting from business combinations. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using a straight-line method, which approximates the pattern in which the economic benefits are consumed. No impairment was recorded for intangible assets during the years ended December 31, 2025, 2024 or 2023.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
The balance of intangible assets and accumulated amortization are as follows:

	As of December 31, 2025
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.7	$7,986	$(5,500)	$2,486
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	3.7	1,920	(1,507)	413
Total		$12,206	$(9,307)	$2,899

	As of December 31, 2024
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.8	$7,437	$(4,987)	$2,450
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	4.3	1,920	(1,322)	598
Total		$11,657	$(8,609)	$3,048
Amortization of intangible assets recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2025	2024	2023
Platform operations	$515	$60	$58
Sales and marketing	—	—	—
Technology and development	—	—	—
General and administrative	184	123	408
Total	$699	$183	$466
Estimated future amortization of intangible assets is as follows:

As of December 31,
Year	2025
2026	$647
2027	634
2028	634
2029	616
2030	368
Thereafter	—
Total	$2,899

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of December 31,
	2025	2024
Accrued traffic acquisition costs	$38,399	$39,985
Other accrued liabilities	12,429	7,367
Total accrued liabilities	$50,828	$47,352
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
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon the selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate (as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The applicable margin is between 1.00% to 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of December 31, 2025 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum; additionally, the Company pays customary letter of credit fees as applicable.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company's ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that the Company maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of December 31, 2025, the Company was in compliance with all applicable covenants under the Amended Loan Agreement.
The Company did not have an outstanding balance under the revolving credit facility as of December 31, 2025 and 2024.
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
The Company is authorized to grant RSUs, incentive stock options, NQSOs, stock appreciation rights, restricted stock awards, and performance stock awards under the LTIP. As of December 31, 2025, the Company had currently only granted RSUs and NQSOs under the LTIP. Under the LTIP, 6.7 million shares of Class A common stock remained available for grant as of December 31, 2025.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
Stock-based compensation recorded in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2025	2024	2023
Platform operations	$3,948	$2,114	$4,104
Sales and marketing	6,860	4,238	9,729
Technology and development	3,980	2,717	5,752
General and administrative	10,052	11,965	12,706
Total	$24,840	$21,034	$32,291
RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted- Average Grant-Date Fair Value
RSUs outstanding as of December 31, 2024	4,459	$9.08
Granted	2,732	12.22
Vested	(2,775)	8.92
Canceled/forfeited	(463)	10.00
RSUs outstanding as of December 31, 2025	3,953	$11.25
The total fair value of RSUs, as of their respective vesting dates, during the year ended December 31, 2025 was $34.9 million. As of December 31, 2025, the Company had unrecognized stock-based compensation relating to RSUs of approximately $39.6 million, which is expected to be recognized over a weighted-average period of 1.7 years.
NQSOs
The following summarizes NQSO activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)
NQSOs outstanding as of December 31, 2024	5,128	$5.94	7.6	$66,959
Granted	—	—
Exercised	(686)	5.49
Canceled	(63)	4.88
Expired	(17)	5.14
NQSOs outstanding as of December 31, 2025	4,362	$6.03	6.7	$26,288

Vested and exercisable	3,900	$5.84	6.6	$24,246

(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of December 31, 2025 and December 31, 2024.
The weighted-average grant date fair value of the NQSOs granted during the years ended December 31, 2024 and 2023 was $6.67 and $3.20, respectively. No NQSOs were granted during the year ended December 31, 2025. The total intrinsic value of options exercised during the year ended December 31, 2025 and 2024 was $5.6 million and $10.8 million, respectively, and was de minimis for the year ended December 31, 2023.
The Company had unrecognized stock-based compensation relating to unvested NQSOs of approximately $2.0 million, which is expected to be recognized over a weighted-average period of 0.8 years as of December 31, 2025.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
The assumptions used in the Black-Scholes model to determine the fair value of NQSOs were as follows:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	—	4.1%	3.8% - 4.3%
Expected volatility	—	74.4%	75.8% - 81.5%
Expected term (in years)	—	5.8	6.0 - 6.1
Expected dividend yield	—	0.0%	0.0%
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
Stock Repurchase Program
On April 23, 2024, the Company's board approved a stock repurchase program with authorization to purchase up to $50 million in shares of the Company's Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, the Company's board authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. As of December 31, 2025, $40.4 million remained available under the stock repurchase program.
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
Shares of Class A common stock and Class B units repurchased by the Company under the stock repurchase program were as follows (in thousands):

	Year Ended December 31, 2025
	Shares	Amount(1)
Class A common stock repurchases	3,031	$37,945
Class B unit repurchases	—	—
Total repurchases	3,031	$37,945
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
10. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes. The difference is due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes in the current period and the valuation allowance applied against the deferred tax asset in prior-year periods. For the year ended December 31, 2025, the Company recognized income tax benefit of $(14.0) million primarily due to the release of the valuation allowance and recognition of our deferred tax assets, resulting in an effective tax rate of (137.7)%. For the year ended December 31, 2024, the Company recognized income tax expense of $0.2 million due to federal and state taxes payable, resulting in an effective tax rate of 2.0%. For the year ended December 31, 2023, the Company recognized an income tax expense of $0.2 million due to federal and state taxes payable, resulting in an effective tax rate of (1.5)%.
The Company is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC in the consolidated financial statements. Viant Technology LLC is a pass-through entity for U.S. federal and most applicable state and local income tax purposes following a corporate reorganization effected in connection with the IPO. As an entity classified as a partnership for tax purposes, Viant Technology LLC generally is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Viant Technology LLC is passed through to and included in the taxable income or loss of its members, including the Company. The Company is taxed as a corporation and pays corporate federal, state and local taxes with respect to income allocated from Viant Technology LLC, based on the Company's 27.8% economic interest in Viant Technology LLC.
In connection with its IPO, the Company entered into a TRA with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021. The total current and long-term portion of the TRA liability as of December 31, 2025 was $0.2 million and $12.2 million, respectively. There was no current or long-term portion of the TRA liability as of December 31, 2024.
The pre-tax book income (loss) attributable to the Company was as follows:

	Year Ended December 31,
	2025	2024	2023
Income (loss) before taxes
Domestic	$10,131	$12,701	$(9,792)
Foreign	—	—	—
Total income (loss) before taxes	10,131	12,701	(9,792)
The provision for income taxes attributable to the Company was as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal income tax	$(161)	$3	$47
State and local income tax	881	246	104
Foreign income tax	—	—	—
Total current provision	720	249	151
Deferred:
U.S. federal income tax	(11,393)	—	—
State and local income tax	(3,292)	—	—
Foreign income tax	—	—	—
Total deferred benefit	(14,685)	—	—
Income tax (benefit) provision	$(13,965)	$249	$151

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
A reconciliation of the statutory tax rate to the effective tax rate for the years presented are as follows:

	Year Ended December 31,
	2025		2024		2023
Income tax expense (benefit) at federal statutory rate	$2,128	21.0%	$2,667	21.0%	$(2,056)	21.0%
State tax expense (benefit) net of federal tax expense (benefit)(1)	(2,102)	(20.7)%	209	1.6%	35	(0.4)%
Nontaxable or nondeductible items:
Equity compensation	(35)	(0.3)%	(919)	(7.2)%	1,229	(12.5)%
Executive compensation	54	0.5%	304	2.4%	—	—%
Meals and entertainment	121	1.2%	128	1.0%	111	(1.1)%
Other	27	0.3%	20	0.2%	29	(0.3)%
Changes in valuation allowance	(10,216)	(100.8)%	320	2.5%	(713)	7.3%
Tax credits	(769)	(7.6)%	(337)	(2.7)%	(183)	1.9%
Changes in unrecognized tax benefits	436	4.3%	77	0.6%	142	(1.5)%
Other adjustments:
Noncontrolling interests	(3,425)	(33.8)%	(2,127)	(16.7)%	1,356	(13.8)%
Other	(184)	(1.8)%	(93)	(0.7)%	201	(2.1)%
Total tax provision (benefit) and effective tax rate	$(13,965)	(137.7)%	$249	2.0%	$151	(1.5)%
(1)The states that contribute to the majority (greater than 50%) of the tax effect in this category includes Texas and Tennessee for the year ended December 31, 2025 and Texas for the years ended December 31, 2024 and 2023.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
The amount of cash taxes paid by the Company are as follows:

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$—	$100
State
Texas	144	110	73
Tennessee	175	—	—
New York	81	22	29
Massachusetts	4	11	23
North Carolina	—	—	29
Illinois	—	—	31
Other	8	18	20
Foreign	—	—	—
Income taxes, net of amount refunded	$412	$161	$305
The activity related to the Company's valuation allowance are as follows:

	Year Ended December 31,
	2025	2024
Beginning Balance	$(12,529)	$(10,917)
Credited (charged) to expenses	12,529	(715)
Ownership change	—	(897)
Ending Balance	$—	$(12,529)

Change in valuation allowance during the year	$12,529	$(1,612)
The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
State tax benefit	$—	$—
Net operating loss carryforwards	2,214	1,355
Tax credits	2,145	1,098
Investment in Partnership	9,373	10,145
TRA	3,075	—
Other, net	717	(69)
Subtotal	17,524	12,529
Valuation allowance	—	(12,529)
Total deferred tax assets	17,524	—
Deferred tax liabilities:
Other, net	—	—
Total deferred tax liabilities	—	—
Net deferred tax (liabilities) assets	$17,524	$—

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
In assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the weight of all available evidence, both positive and negative, including the four future sources of taxable income, period of expiration of the tax attributes, and historical pre-tax book income in recent years. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2025, the Company released its valuation allowance after concluding, based on the weight of all available evidence, that it is more likely than not that all of the deferred tax assets will be realized in the future. As of December 31, 2024, the Company had recorded a valuation allowance against its deferred tax assets of $12.5 million as management determined it was not more likely than not that the deferred tax assets were going to be realized.
As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $8.8 million and $5.4 million, respectively. As of December 31, 2025 and 2024, the Company has state net operating loss carryforwards of approximately $4.4 million and $3.6 million, respectively. The federal net operating losses carry forward indefinitely and state net operating losses begin to expire in 2032. As of December 31, 2025, the Company had federal and state research and development tax credits of approximately $1.5 million and $1.3 million, respectively. The federal credits will begin to expire in 2044 and the state credits carry forward until exhausted.
A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits is as follows:

	As of December 31,
	2025	2024
Beginning balance of unrecognized tax benefits	$252	$158
Gross increase based on tax positions related to current year	199	84
Gross increase based on tax positions related to prior years	380	10
Ending balance of unrecognized tax benefits	$831	$252
The Company's U.S. federal tax returns are open to examination for all periods ending December 31, 2022 and thereafter, and the Company's state income tax returns are open to examination for all periods ending December 31, 2021 and thereafter. However, to the extent allowed by law the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss or credit carry forward amount. The Company did not recognize any interest or penalties related to unrecognized tax benefits for the years ending December 31, 2025, 2024, and 2023.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic specified research or experimental expenditures and 100% bonus depreciation on eligible property acquired after January 19, 2025. For the year ending December 31, 2025, the most impactful component of the OBBBA was the immediate expense of domestic specified research or experimental expenditures. We will continue to apply OBBBA tax law changes as required or elected in future years.
11. Earnings (Loss) Per Share
For the years ended December 31, 2025, 2024 and 2023, basic net earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings (loss) per share has been calculated in a manner consistent with that of basic net earnings (loss) per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

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

	Year Ended December 31,
	2025	2024	2023
Numerator
Net income (loss)	$24,096	$12,452	$(9,943)
Less: Net income (loss) attributable to noncontrolling interests	15,744	10,090	(6,500)
Net income (loss) attributable to Viant Technology Inc.—basic	$8,352	$2,362	$(3,443)
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of dilutive securities for Class A common stock	—	712	—
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	(177)	—
Add back: Net income (loss) attributable to noncontrolling interests	15,744	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$24,096	$2,897	$(3,443)
Denominator
Weighted-average shares of Class A common stock outstanding—basic	16,422	16,221	15,224
Effect of dilutive securities:
RSUs	1,794	2,125	—
NQSOs	2,328	2,120	—
Shares of Class B common stock	46,432	—	—
Weighted-average shares of Class A common stock outstanding—diluted	66,976	20,466	15,224

Earnings (loss) per share of Class A common stock—basic	$0.51	$0.15	$(0.23)
Earnings (loss) per share of Class A common stock—diluted	$0.36	$0.14	$(0.23)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	—	—	3,647
NQSOs	—	—	5,736
Shares of Class B common stock	—	46,754	47,032
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	—	46,754	56,415
12. Noncontrolling Interests
Viant Technology Inc. is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC. We report noncontrolling interests representing the economic interests in Viant Technology LLC held by the other members of Viant Technology LLC. The limited liability company agreement of Viant Technology LLC, as amended and restated, classifies the interests acquired by the Company as Class A units, and the interests held by the continuing members of Viant Technology LLC as Class B units and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in Viant Technology LLC while retaining control of Viant Technology LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Class B units in Viant Technology LLC by the other members and future issuances of Class A common stock under the LTIP will result in a change in ownership, where the Company will rebalance the noncontrolling interest, offset by a change in additional-paid-in-capital.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
The following table summarizes the ownership of Viant Technology LLC:

	As of December 31, 2025		As of December 31, 2024
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	17,593,198	27.8%	16,368,452	25.9%
Noncontrolling interests	45,717,216	72.2%	46,753,841	74.1%
Total	63,310,414	100.0%	63,122,293	100.0%
During the year ended December 31, 2025, noncontrolling interests exchanged 1,036,625 Class B units of Viant Technology LLC for 1,036,625 shares of the Company’s Class A common stock, which also resulted in the cancellation of 1,036,625 shares of the Company’s Class B common stock that were previously held by noncontrolling interests with no additional consideration provided. During the year ended December 31, 2024, noncontrolling interests exchanged 278,419 Class B shares of Viant Technology LLC for 278,419 shares of the Company’s Class A common stock, which also resulted in the cancellation of 278,419 shares of the Company’s Class B common stock that were previously held by noncontrolling interests with no additional consideration provided.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the years indicated:

	Year Ended December 31,
	2025	2024	2023
Net income (loss) attributable to Viant Technology Inc.	$8,352	$2,362	$(3,443)
Transfers to noncontrolling interests:
Increase (decrease) in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	29,316	(4,014)	(6,112)
Change from net income (loss) attributable to Viant Technology Inc. and transfers to noncontrolling interests	$37,668	$(1,652)	$(9,555)
13. Commitments and Contingencies
Lease Commitments
As of December 31, 2025, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of December 31, 2025, we had non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage and other computing services. As of December 31, 2025, we estimate these obligations to be approximately $16.6 million in 2026, $12.1 million in 2027, and $3.0 million in 2028.
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
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of December 31, 2025 and 2024.

VIANT TECHNOLOGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands, except for per share data)
14. Related Parties
The Company had a balance of $0.2 million as of December 31, 2025 and $0.3 million as of December 31, 2024, payable to related parties for expenses they incurred on our behalf, which was recorded within accrued liabilities on the consolidated balance sheets. The related expense incurred by the Company was $1.9 million for the year ended December 31, 2025, and $1.1 million for the year ended December 31, 2024.
The Company recorded no revenue from its transactions with related parties during the years ended December 31, 2025, 2024 and 2023. The Company recorded no purchases from related parties during the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025 and 2024, no amounts were due to or due from related parties, other than those mentioned above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Independent Registered Public Accounting Firm
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies”.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
(a) None.
(b) On December 15, 2025, Larry Madden, our Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 200,000 shares of the Company’s Class A common stock through August 31, 2026. During the three months ended December 31, 2025, no other director or "officer" (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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
10.17+
Form of Grant Notice and Standard Terms and Conditions for Nonqualified Stock Options under the Viant Technology Inc. 2021 Long-Term Incentive Plan (Employee Form) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2023, filed on March 4, 2024)

10.18+
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units under the Viant Technology Inc. 2021 Long-Term Incentive Plan (Employee Form) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2023, filed on March 4, 2024)

10.19+
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units for Non-Employee Directors under the Viant Technology Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-252912), filed on February 9, 2021)

10.20+
Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units under the Viant Technology Inc. 2021 Long-Term Incentive Plan (New Hire Form) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2023, filed on March 4, 2024)

10.21+
First Amendment to Employment Agreement, dated as of November 15, 2018, by and between Viant Technology LLC and Larry Madden (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40015) for the quarter ended March 31, 2022, filed on May 3, 2022)

10.22+
Viant Technology Inc. Non-Employee Director Compensation Policy, effective as of March 20, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40015) for the quarter ended March 31, 2024, filed on April 30, 2024)

19.1
Viant Technology Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-40015) for the year ended December 31, 2024, filed on March 3, 2025)

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

VIANT TECHNOLOGY INC.

Date: March 11, 2026	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Tim Vanderhook	Chief Executive Officer and Chairman (Principal Executive Officer)	March 11, 2026
Tim Vanderhook

/s/ Larry Madden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2026
Larry Madden

/s/ Chris Vanderhook	Chief Operating Officer and Director	March 11, 2026
Chris Vanderhook

/s/ Max Valdes	Director	March 11, 2026
Max Valdes

/s/ Vivian Yang	Director	March 11, 2026
Vivian Yang

/s/ Brett Wilson	Director	March 11, 2026
Brett Wilson