Form 10-Q
period 2026-03-31
Viant Technology Inc.
filed 2026-05-11
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
As of May 8, 2026, there were 20,021,706 shares and 45,512,216 shares of the registrant’s Class A and Class B common stock, respectively, each $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties.
In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “commit,” “ensure,” “target,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth and product strategies, including our expectations relating to ViantAI; our efforts to enhance the security and privacy of our platform; the impact of information and data privacy trends and regulations on our business and competitors; the potential impacts of macroeconomic and geopolitical events on our business and the business of our customers, suppliers and channel partners, and the economy; payments under our Tax Receivable Agreement; potential impacts from changes in applicable tax laws and other legislation; repurchases of stock related to the stock repurchase program; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; our environmental and sustainability initiatives; the expected benefits of, and our integration of, recently completed acquisition of TVision Insights, Inc.; the outcome of legal proceedings to which we or our subsidiaries are or may become a party; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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
We may use the "Investor Relations" section of our website, our LinkedIn account, the LinkedIn account of our Chief Executive Officer, Tim Vanderhook, the LinkedIn account of our Chief Operating Officer, Chris Vanderhook, our X account (@viant_tech), and Chris Vanderhook's X account (@cvanderhook) as a distribution channel for material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the "Investor Relations" section of our website at investors.viantinc.com and the foregoing LinkedIn and X pages. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the "Email Alerts" option under the IR Resources menu of the Investor Relations section of our website at investors.viantinc.com.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$88,538	$70,642
Operating expenses:
Platform operations	52,165	40,080
Sales and marketing	16,277	14,229
Technology and development	7,138	6,911
General and administrative	16,916	14,281
Total operating expenses	92,496	75,501
Loss from operations	(3,958)	(4,859)
Other expense (income), net:
Interest income, net	(1,362)	(1,724)
TRA remeasurement expense	—	325
Total other expense (income), net	(1,362)	(1,399)
Loss before income taxes	(2,596)	(3,460)
Provision for (benefit from) income taxes	(406)	(153)
Net loss	(2,190)	(3,307)
Less: Net loss attributable to noncontrolling interests	(1,735)	(2,117)
Net loss attributable to Viant Technology Inc.	$(455)	$(1,190)
Earnings (loss) per share of Class A common stock:
Basic	$(0.03)	$(0.07)
Diluted	$(0.03)	$(0.07)
Weighted-average shares of Class A common stock outstanding:
Basic	17,827	16,439
Diluted	63,452	16,439
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	As of March 31,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$185,687	$191,151
Accounts receivable, net of allowances	146,230	177,139
Prepaid expenses and other current assets	5,998	7,902
Total current assets	337,915	376,192
Property, equipment, and software, net	35,424	35,069
Operating lease assets, net	21,181	19,689
Intangible assets, net	2,728	2,899
Goodwill	19,190	19,190
Deferred tax assets	18,534	17,524
Other assets	4,033	4,100
Total assets	$439,005	$474,663
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$53,711	$83,520
Accrued liabilities	46,064	50,828
Accrued compensation	9,204	12,988
Deferred revenue	551	583
Current portion of operating lease liabilities	5,098	5,080
Other current liabilities	3,206	4,036
Total current liabilities	117,834	157,035
Long-term debt	—	—
Long-term portion of operating lease liabilities	18,286	16,668
Long-term portion of TRA liability	12,486	12,159
Total liabilities	148,606	185,862
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 18,820,004 and 18,271,293	19	18
Outstanding — 18,264,502 and 17,593,198
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 45,559,716 and 45,717,216	46	46
Additional paid-in capital	190,099	182,744
Accumulated deficit	(98,749)	(91,751)
Treasury stock, at cost; 555,502 and 678,095 shares held	(6,105)	(8,920)
Total stockholders’ equity attributable to Viant Technology Inc.	85,310	82,137
Noncontrolling interests	205,089	206,664
Total equity	290,399	288,801
Total liabilities and stockholders’ equity	$439,005	$474,663
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December, 31, 2025	18,271	$18	45,717	$46	$182,744	$(91,751)	(678)	$(8,920)	$206,664	$288,801
Issuance of Class A common stock related to vesting of restricted stock units	391	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	158	—	(158)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(297)	(3,121)	—	(3,121)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(94)	(987)	—	(987)
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—
Reissuance of treasury stock	—	—	—	—	—	(6,543)	514	6,923	—	380
Tax receivable agreement liability and deferred taxes arising from exchanges or remeasurements	—	—	—	—	139	—	—	—	—	139
Allocation of equity to noncontrolling interests	—	—	—	—	(160)	—	—	—	160	—
Accrued member tax distributions	—	—	—	—	(159)	—	—	—	—	(159)
Stock-based compensation	—	—	—	—	7,535	—	—	—	—	7,535
Net loss	—	—	—	—	—	(455)	—	—	(1,735)	(2,190)
Balance as of March, 31, 2026	18,820	$19	45,560	$46	$190,099	$(98,749)	(556)	$(6,105)	$205,089	$290,399

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December, 31, 2024	17,934	$18	46,754	$47	$125,386	$(50,566)	(1,565)	$(21,046)	$220,236	$274,075
Issuance of Class A common stock related to vesting of restricted stock units	243	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	34	—	(34)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(243)	(3,232)	—	(3,232)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(1,190)	(17,361)	—	(17,361)
Reissuance of treasury stock	—	—	—	—	—	(12,904)	1,204	14,126	—	1,222
Allocation of equity to noncontrolling interests	—	—	—	—	(2,945)	—	—	—	2,945	—
Accrued member tax distributions	—	—	—	—	(173)	—	—	—	—	(173)
Stock-based compensation	—	—	—	—	6,291	—	—	—	—	6,291
Net loss	—	—	—	—	—	(1,190)	—	—	(2,117)	(3,307)
Balance as of March, 31, 2025	18,210	$18	46,720	$47	$128,559	$(64,660)	(1,795)	$(27,513)	$221,064	$257,515
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,190)	$(3,307)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,473	4,324
Stock-based compensation	6,577	5,639
Provision for doubtful accounts	204	390
Loss on disposal of assets	132	—
Noncash lease expense	1,206	1,126
Deferred taxes	(518)	—
Changes in operating assets and liabilities:
Accounts receivable	30,705	15,269
Prepaid expenses and other assets	1,971	(60)
Accounts payable	(29,819)	(11,595)
Accrued liabilities	(4,515)	(9,293)
Accrued compensation	(4,644)	(3,784)
Deferred revenue	(32)	(330)
Operating lease liabilities	(1,062)	(1,073)
Other liabilities	(563)	(1,758)
Net cash provided by (used in) operating activities	2,925	(4,452)
Cash flows from investing activities:
Purchases of property and equipment	(313)	(124)
Capitalized software development costs	(3,617)	(3,599)
Cash paid for acquisitions	—	(315)
Net cash used in investing activities	(3,930)	(4,038)
Cash flows from financing activities:
Repurchase of stock related to tax withholdings on vested equity awards	(3,121)	(3,232)
Repurchase of stock related to the stock repurchase program	(987)	(17,025)
Payment of member tax distributions	(452)	(3,645)
Proceeds from the exercise of stock options	380	1,222
Payment on tax receivable agreement liability	(279)	—
Net cash used in financing activities	(4,459)	(22,680)
Net decrease in cash and cash equivalents	(5,464)	(31,170)
Cash and cash equivalents at beginning of period	191,151	205,048
Cash and cash equivalents at end of period	$185,687	$173,878
Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$72
Cash paid for income taxes, net	174	241
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	958	652
Operating lease assets obtained in exchange for operating lease liabilities including adjustments	2,698	58
Capitalized assets financed by accounts payable and accrued liabilities	1,351	1,774
Accrued member tax distributions	—	1,944
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
Management believes that the accompanying condensed consolidated financial statements reflect the adjustments necessary for the fair statement of its condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. Certain information and disclosures normally included in the Company's consolidated financial statements prepared in accordance with GAAP have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.
The condensed consolidated statement of operations for the three months ended March 31, 2026 is not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, primarily those related to revenue recognition, stock-based compensation, income taxes, allowances for doubtful accounts, leases, the useful lives of capitalized software development costs and other property, equipment, and software and assumptions used in the impairment analyses of long-lived assets, investments and

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

goodwill. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The impact of widespread macroeconomic and geopolitical uncertainties, including the impact of bank failures, tariffs and international trade conflicts, high interest rates, inflationary pressures, labor shortages, shortages of goods and services, supply chain constraints, pandemics, political cycles, changes in laws and interpretations of laws, international conflicts and acts of terrorism on our business continues to evolve. Many of our estimates and assumptions consider these macroeconomic and geopolitical factors in the market, which require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available on the potential impact on our business of global economic and business events, our estimates may change materially in future periods as a result.
Comprehensive Loss
For the periods presented, net loss is equal to comprehensive loss.
Segment Information
The Company has a single reportable operating segment which owns and operates a DSP that enables marketers and their advertising agencies to automate and centralize the planning, buying and measurement of their video, audio and display ads across most channels, including connected TV ("CTV"), streaming audio, digital out-of-home, mobile and desktop in the United States. The Company derives its revenues from the services it provides through utilization of its platform. In reaching this conclusion of a single reportable operating segment, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance.
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

	Three Months Ended March 31,
	2026	2025
Traffic acquisition costs	$38,241	$27,913
Other platform operations	13,924	12,167
Total platform operations	$52,165	$40,080
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of March 31, 2026, cash equivalents included money market funds of $156.8 million.
Accounts Receivable, Net of Allowances
The following table presents changes in the allowance for doubtful accounts for the three months ended March 31, 2026:

Balance as of December 31, 2025	$1,055
Provision for doubtful accounts	204
Write-offs, net of recoveries	(19)
Balance as of March, 31, 2026	$1,240

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
For the three months ended March 31, 2026, one advertising agency holding company accounted for 13.0% of consolidated revenue. For the three months ended March 31, 2025, no individual customers or advertising agency holding companies accounted for more than 10% of consolidated revenue.
As of March 31, 2026, one advertising agency holding company accounted for 16.2% of consolidated accounts receivable. As of December 31, 2025, two advertising agency holding companies accounted for 14.9% and 12.0% of consolidated accounts receivable.
As of March 31, 2026, one individual supplier accounted for 16.1% of consolidated accounts payable and accrued liabilities. As of December 31, 2025, one individual supplier accounted for 16.8% of consolidated accounts payable and accrued liabilities.
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
As of March 31, 2026, the Company had non-marketable equity investments without readily determinable fair value of $3.5 million. The Company did not record any adjustments to the carrying value resulting from observable price changes or impairment and accordingly did not recognize any gains or losses for the three months ended March 31, 2026.
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

3. Revenue
The disaggregation of revenue was as follows:

	Three Months Ended March 31,
	2026	2025
Over-time revenue	$1,082	$1,653
Point-in-time revenue	87,456	68,989
Total revenue	$88,538	$70,642
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $0.7 million as of March 31, 2026 and $0.7 million as of December 31, 2025. These amounts do not include contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts. Remaining deferred revenue that is anticipated to be recognized during the succeeding 12 month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.
4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of March 31,	As of December 31,
	2026	2025
Capitalized software development costs	$123,020	$122,214
Computer equipment	2,781	2,541
Purchased software	12	12
Furniture, fixtures and office equipment	1,160	1,139
Leasehold improvements	3,966	3,868
Total property, equipment, and software	130,939	129,774
Less: Accumulated depreciation	(95,515)	(94,705)
Total property, equipment, and software, net	$35,424	$35,069
Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2026	2025
Platform operations	$4,685	$3,455
Sales and marketing	96	74
Technology and development	474	590
General and administrative	47	42
Total	$5,302	$4,161
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

As of March 31, 2026, the Company's operating leases had a weighted-average remaining lease term of approximately five years and a weighted-average incremental borrowing rate of 4.3%. As of December 31, 2025, the Company's operating leases had a weighted-average remaining lease term of approximately five years and a weighted-average incremental borrowing rate of 4.1%.
Cash paid for amounts included in operating lease liabilities was $1.4 million for the three months ended March 31, 2026, and $1.1 million for the three months ended March 31, 2025.
The components of lease cost were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$1,406	$1,201
Short-term lease cost	34	214
Variable lease cost	129	—
Total lease cost	$1,569	$1,415
As of March 31, 2026, the Company had a remaining contractual obligation of $0.6 million related to a short-term lease to be paid through 2027. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in the disclosure of short-term lease cost. This lease and other of our short-term leases are not recorded on the Company's condensed consolidated balance sheet due to our accounting policy election for short-term leases.
Future minimum lease payments were as follows:

As of March 31,
Year	2026
Remainder of 2026	$4,597
2027	5,840
2028	4,458
2029	3,940
2030	3,769
Thereafter	3,341
Total undiscounted future lease payments	25,945
Less: Imputed interest	(2,561)
Present value of operating lease liabilities	23,384
Less: Operating lease liabilities, current	(5,098)
Operating lease liabilities, noncurrent	$18,286
6. Intangible Assets, Net
The balances of intangible assets and accumulated amortization were as follows:

	As of March 31, 2026
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.5	$7,986	$(5,632)	$2,354
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	3.6	1,920	(1,546)	374
Total		$12,206	$(9,478)	$2,728

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

	As of December 31, 2025
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.7	$7,986	$(5,500)	$2,486
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	3.7	1,920	(1,507)	413
Total		$12,206	$(9,307)	$2,899
Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2026	2025
Platform operations	$132	$117
Sales and marketing	—	—
Technology and development	—	—
General and administrative	39	46
Total	$171	$163
Estimated future amortization of intangible assets is as follows:

As of March 31,
Year	2026
Remainder of 2026	$475
2027	634
2028	634
2029	616
2030	369
Thereafter	—
Total	$2,728
7. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of March 31,	As of December 31,
	2026	2025
Accrued traffic acquisition costs	$38,499	$38,399
Other accrued liabilities	7,565	12,429
Total accrued liabilities	$46,064	$50,828
As of March 31, 2026 and December 31, 2025, the Company had a balance of $0.2 million and $0.2 million, respectively, payable to related parties for expenses such related parties incurred on the Company's behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The related expense incurred by the Company was $0.4 million for the three months ended March 31, 2026, and $0.4 million for the three months ended March 31, 2025.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

8. Revolving Credit Facility
In October 2019, the Company entered into a senior secured revolving credit agreement (the "Loan Agreement") with PNC Bank, National Association (“PNC Bank”) that was amended in April 2023 (the "Amended Loan Agreement"). The Amended Loan Agreement increased the borrowing capacity to $75.0 million, extended the maturity date to April 4, 2028, and changed the rates at which advances will bear interest. The Amended Loan Agreement is collateralized by security interests in substantially all of the Company's assets.
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon the selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate (as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The applicable margin is between 1.00% to 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of March 31, 2026 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum; additionally, the Company pays customary letter of credit fees as applicable.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company's ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that the Company maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of March 31, 2026, the Company was in compliance with all applicable covenants under the Amended Loan Agreement.
The Company did not have an outstanding balance under the revolving credit facility as of March 31, 2026 and December 31, 2025.
9. Stockholders' Equity
Stock-based Compensation
The Company is authorized to grant restricted stock units ("RSUs"), incentive stock options, nonqualified stock options ("NQSOs"), stock appreciation rights, restricted stock awards and performance stock unit awards ("PSUs") under its 2021 Long Term Incentive Plan (the “LTIP”). RSUs granted to employees generally vest over a period of three years, contingent upon continued employment through the vesting date. RSUs awarded to members of our board of directors (the "board") upon their initial appointment vest over a three-year period on each of the first, second and third anniversaries of the date of appointment. Board members are also awarded annual grants of RSUs on the date of each annual meeting of Viant's stockholders (the "annual meeting") that vest in full on the earlier of (i) the date of the following year’s annual meeting or (ii) the first anniversary of the date of grant. If board members are appointed on a date other than the date of an annual meeting, such board members will receive a prorated annual grant of RSUs vesting in full on the date of the next annual meeting. The grant date fair value of RSUs is measured using the closing price of our common stock on the grant date. PSUs granted to employees generally vest over a period of three years subject to the achievement of performance conditions and are contingent upon continued employment through the vesting date. The grant date fair value of PSUs is measured using the closing price of our common stock on the grant date. Stock-based compensation for PSUs is based on the probable outcome of the performance condition and evaluated each subsequent reporting period over the requisite service period. PSUs may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. As of March 31, 2026, NQSOs generally vest over a period of three-to-four years and have a contractual term of ten years.
As of March 31, 2026, the Company had granted RSUs, PSUs and NQSOs under the LTIP. Under the LTIP, 5.9 million shares of Class A common stock remained available for grant as of March 31, 2026.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2026	2025
Platform operations	$688	$892
Sales and marketing	2,403	1,500
Technology and development	976	758
General and administrative	2,510	2,489
Total	$6,577	$5,639
RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2025	3,953	$11.25
Granted	3,460	12.26
Vested	(835)	8.60
Canceled/forfeited	(74)	10.82
RSUs outstanding as of March 31, 2026	6,504	$12.14
As of March 31, 2026, the Company had unrecognized stock-based compensation relating to RSUs of approximately $74.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.
PSUs
The following summarizes PSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
PSUs outstanding as of December 31, 2025	—	$—
Granted	487	12.32
Vested	—	—
Canceled/forfeited	—	—
PSUs outstanding as of March 31, 2026	487	$12.32
As of March 31, 2026, the Company had unrecognized stock-based compensation relating to PSUs of approximately $5.8 million, which is expected to be recognized over a weighted-average period of 1.7 years.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

NQSOs
The following summarizes NQSO activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)
NQSOs outstanding as of December 31, 2025	4,362	$6.03	6.7	$26,288
Granted	—	—
Exercised	(70)	5.41
Canceled	(1)	6.00
Expired	—	—
NQSOs outstanding as of March 31, 2026	4,291	$6.04	6.4	$22,227

Vested and exercisable	4,071	$5.89	6.4	$21,696
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of March 31, 2026 and December 31, 2025.
As of March 31, 2026, the Company had unrecognized stock-based compensation relating to unvested NQSOs of approximately $1.2 million, which is expected to be recognized over a weighted-average period of 0.9 years.
When the Company grants NQSOs, the Black-Scholes model is used to determine the fair value of NQSOs. For the three months ended March 31, 2026 and 2025, the Company did not grant any NQSOs.
Stock Repurchase Program
On April 23, 2024, the Company's board approved a stock repurchase program with authorization to purchase up to $50 million in shares of the Company's Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, the Company's board authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. As of March 31, 2026, $39.4 million remained available under the stock repurchase program.
The Company may make repurchases under the program, from time to time, through open market purchases, block trades, privately negotiated transactions, accelerated stock repurchase transactions or by other means. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases under this authorization. The volume, timing and manner of any repurchases will be determined at the Company's discretion, subject to general market conditions, as well as the Company's management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. The stock repurchase program does not obligate the Company to repurchase any specific number of shares of Class A common stock or Class B units, has no time limit, and may be modified, suspended or discontinued at any time without notice, at the discretion of the board of directors. The Company expects to fund repurchases from existing cash and cash equivalents, short-term investments and/or future cash flows.
Shares of Class A common stock and Class B units repurchased by the Company under the stock repurchase program were as follows (in thousands):

	Three Months Ended March 31, 2026
	Shares	Amount
Class A common stock repurchases	94	$987
Class B unit repurchases	—	—
Total repurchases	94	$987

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Issuance of Shares
Upon vesting of shares under the LTIP, the Company will issue treasury stock. If treasury stock is not available, newly issued stock will be issued.
10. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% to income (loss) before income taxes due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes in the current period and the valuation allowance applied against the deferred tax asset in prior-year periods. During the three months ended December 31, 2025, the Company released its valuation allowance and did not record a valuation allowance for the three months ended March 31, 2026. For the three months ended March 31, 2026, the Company recognized an income tax benefit of $0.4 million, attributable to year-to-date loss and excess tax benefits on vested stock-based compensation that will be realized during the year, resulting in an effective tax rate of 15.7%. For the three months ended March 31, 2025, the Company recognized an income tax benefit of $0.2 million attributable to year-to-date loss and excess tax benefit related to vested stock-based compensation, resulting in an effective tax rate of 4.4%.
In connection with its initial public offering ("IPO"), the Company entered into a Tax Receivable Agreement ("TRA") with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021. The total TRA liability as of March 31, 2026 was $12.5 million, all of which was classified as long-term. The total current and long-term portions of the TRA liability as of December 31, 2025 was $0.2 million and $12.2 million, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic specified research or experimental expenditures and 100% bonus depreciation on eligible property acquired after January 19, 2025. For the three months ended March 31, 2026, the most impactful component of the OBBBA is expected to be the ability to immediately expense of domestic specified research or experimental expenditures. We will continue to apply OBBBA tax law changes as required or elected in future years.
11. Earnings (Loss) Per Share
For the three months ended March 31, 2026 and 2025, basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings (loss) per share has been calculated in a manner consistent with that of basic net earnings (loss) per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table presents the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss	$(2,190)	$(3,307)
Less: Net loss attributable to noncontrolling interests	(1,735)	(2,117)
Net loss attributable to Viant Technology Inc.—basic	$(455)	$(1,190)
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	—
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	—
Add back: Net loss attributable to noncontrolling interests	(1,735)	—
Net loss attributable to Viant Technology, Inc.—diluted	$(2,190)	$(1,190)
Denominator
Weighted-average shares of Class A common stock outstanding—basic	17,827	16,439
Effect of dilutive securities:
RSUs	—	—
NQSOs	—	—
PSUs	—	—
Shares of Class B common stock	45,625	—
Weighted-average shares of Class A common stock outstanding—diluted	63,452	16,439

Earnings (loss) per share of Class A common stock—basic	$(0.03)	$(0.07)
Earnings (loss) per share of Class A common stock—diluted	$(0.03)	$(0.07)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	6,504	5,415
NQSOs	4,291	4,899
PSUs(1)	487	—
Shares of Class B common stock	—	46,720
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	11,282	57,034
(1)Number of securities outstanding at the end of the period that were excluded from the computation of diluted earnings (loss) per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table summarizes the ownership of Viant Technology LLC:

	As of March 31, 2026		As of December 31, 2025
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	18,264,502	28.6%	17,593,198	27.8%
Noncontrolling interests	45,559,716	71.4%	45,717,216	72.2%
Total	63,824,218	100.0%	63,310,414	100.0%
During the three months ended March 31, 2026, noncontrolling interests exchanged 157,500 Class B units of Viant Technology LLC for 157,500 shares of the Company’s Class A common stock, which also resulted in the cancellation of 157,500 shares of the Company's Class B common stock that were previously held by noncontrolling interests with no additional consideration provided. During the three months ended March 31, 2025, noncontrolling interests exchanged 33,629 Class B units of Viant Technology LLC, for 33,629 shares of the Company’s Class A common stock, which also resulted in the cancellation of 33,629 shares of the Company's Class B common stock that were previously held by noncontrolling interests with no additional consideration provided.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Viant Technology Inc.	$(455)	$(1,190)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(160)	(2,945)
Change from net loss attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(615)	$(4,135)
13. Commitments and Contingencies
Lease Commitments
As of March 31, 2026, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of March 31, 2026, we had non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage and other computing services. As of March 31, 2026, we estimate these obligations to be approximately $11.8 million for the remainder of 2026, $12.1 million in 2027, and $3.0 million in 2028.
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
On January 14, 2022, The Nielsen Company (US), LLC ("Nielsen") filed a complaint in the District of Delaware alleging that TVision Insights, Inc. ("TVision") infringes on one of Nielsen’s patents by utilizing certain content recognition tools provided by ACRCloud. Nielsen is seeking monetary damages. A trial has been scheduled for June 2026. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, with respect to this matter. The Company is entitled to indemnification for a portion of any losses that may result from this matter, subject to the terms and limitations of the underlying TVision purchase agreement. The Company believes it has meritorious defenses and intends to defend itself vigorously in this matter.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of March 31, 2026.
14. Subsequent Events
On May 1, 2026, the Company completed the acquisition of TVision to enhance its CTV measurement capabilities through real-time attention signals and AI-powered optimization for superior campaign performance. The consideration paid at closing was $22.5 million in cash, subject to customary adjustments and hold-backs, and 1.7 million shares of the Company’s Class A common stock, which was determined based on an agreed equity value of $17.5 million divided by the volume-weighted average price of the Company’s Class A common stock over the ten trading days preceding the execution of the agreement. We expect to account for this transaction as a business combination and are currently in the process of determining the initial purchase accounting for this transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of Viant Technology Inc. and its subsidiaries (“Viant,” “we,” “us,” “our” or the “Company”) should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) and our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on March 11, 2026. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties which could cause our actual results to differ materially from those anticipated in these forward-looking statements, including, but not limited to, the risks and uncertainties discussed under the headings “Special Note Regarding Forward-Looking Statements” and “Risk Factors” and discussed elsewhere in this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Additionally, our artificial intelligence product suite, ViantAI, is the foundational component of our long-term vision for autonomous advertising. We expect it to power every stage of the programmatic advertising lifecycle and create the most efficient and cost-effective experience for our customers. Our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments, AI Measurement and Analysis, which provides accessible measurement and insights via a user-friendly chat interface, and recently released AI Decisioning, which automates planning, execution, measurement and dynamic optimization of campaigns in real-time. The launch of AI Decisioning was accompanied by the introduction of Outcomes, our autonomous advertising performance solution that utilizes each of the four phases of ViantAI, and various signals within our intelligence layer, to build and execute campaigns designed to deliver an optimal outcome.
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
Our financial results for the three months ended March 31, 2026 and 2025, respectively, include:
•Revenue of $88.5 million and $70.6 million, representing an increase of 25%;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
•Gross profit of $36.4 million and $30.6 million, representing an increase of 19%;
•Contribution ex-TAC(1) of $50.3 million and $42.7 million, representing an increase of 18%;
•Net loss of $2.2 million and $3.3 million, representing an improvement of 34%;
•Non-GAAP net income(1) of $5.6 million and $2.8 million, representing an increase of 99%; and
•Adjusted EBITDA(1) of $9.8 million and $5.4 million, representing an increase of 81%.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Factors Affecting Our Performance
Attract, Retain and Grow our Customer Base
Our future growth depends on our ability to enhance and improve our offerings and platform to increase adoption and usage across our customer base, while also supporting ongoing customer acquisition. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe we are well-positioned to capture more of our customers’ programmatic budgets. We also continue to add functionality to our platform to encourage our customers to increase their usage. For instance, we continue to leverage artificial intelligence and machine learning in our platform to help our customers improve the efficiency and effectiveness of their advertising campaigns. We believe ViantAI will support continued market share gains and contribute to the expansion of our total addressable market. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP and highlight the advantages of our exclusive data, consisting of three primary pillars of proprietary insight into content, identity and now attention with our recent acquisition of TVision.
We have also experienced strengthening advertiser demand, reflected in broad-based activity across customer verticals, continued demand for CTV, increased utilization of our proprietary data and expanded use of the ViantAI product suite. We also continue to see engagement across our sales pipeline, which we believe reflects advertiser interest in differentiated, independent and transparent buy-side alternatives. While the impact of these trends have varied and may continue to fluctuate period to period, we believe they reflect ongoing interest in our platform and solutions, including our proprietary data and our CTV and AI-driven offerings.
We evaluate our customers' usage of our platform based on changes in revenue and contribution ex-TAC and we evaluate market penetration based on changes in advertiser spend. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features and our platform fee that we charge customers. For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, our revenue grew 25%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue, gross profit and contribution ex-TAC during the three months ended March 31, 2026. For a detailed discussion of our key operating measures, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
Investment in Growth
We believe that the advertising market is in the early stages of a shift toward programmatic advertising. We plan to invest for long-term growth. We anticipate that our operating expenses will continue to increase over the long-term as we invest in platform operations, technology and development to enhance our product capabilities and in sales and marketing to acquire new customers and increase our customers’ usage of our platform. We believe that these investments will contribute to our long-term growth.
Impact of Macroeconomic and Geopolitical Conditions
Macroeconomic conditions and geopolitical events, such as pandemics, inflation, high interest rates, tariffs, international trade conflicts, tightening of credit markets, recession risks, labor shortages, supply chain disruptions, political cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism, have impacted and may continue to impact our business and the business of our customers, while also disrupting sales channels and advertising and marketing activities. We continue to actively monitor the impact of these macroeconomic factors on our results of operations, financial condition and cash flows, and on our customers, partners, industry and employees. The extent to which these factors impact our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted. Due to the nature of our business, the effect of these macroeconomic conditions and geopolitical events may not be fully reflected in our results of operations until future periods.
Growth of the Digital Advertising Market
We expect to continue to benefit from overall adoption of programmatic advertising by marketers and their agencies. We have benefitted from, and expect to continue to benefit from the broader industry shift of advertising budgets from linear television to CTV, which is significantly expanding the total addressable market for programmatic advertising and has represented a growing portion of activity on our platform. We believe we are well-positioned to capitalize on this shift and momentum as advertisers increasingly allocate budgets to CTV. Any material change in the growth rate of digital advertising or the rate of adoption of programmatic advertising could affect our performance. Recent years have shown that advertising spend is closely tied to advertisers’ financial performance, and a downturn, either generally or in one or more of the industries in which our customers operate, could adversely impact the digital advertising market and our operating results.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Results of Operations
The following tables present our unaudited condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Consolidated Statements of Operations Data:
Revenue	$88,538	$70,642
Operating expenses(1):
Platform operations	52,165	40,080
Sales and marketing	16,277	14,229
Technology and development	7,138	6,911
General and administrative	16,916	14,281
Total operating expenses	92,496	75,501
Loss from operations	(3,958)	(4,859)
Total other expense (income), net	(1,362)	(1,399)
Loss before income taxes	(2,596)	(3,460)
Provision for (benefit from) income taxes	(406)	(153)
Net loss	(2,190)	(3,307)
Less: Net loss attributable to noncontrolling interests	(1,735)	(2,117)
Net loss attributable to Viant Technology Inc.	$(455)	$(1,190)

	Three Months Ended March 31,
	2026	2025

	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%
Operating expenses(1):
Platform operations	59%	57%
Sales and marketing	18%	20%
Technology and development	8%	10%
General and administrative	19%	20%
Total operating expenses	104%	107%
Loss from operations	(4)%	(7)%
Total other expense (income), net	(2)%	(2)%
Loss before income taxes	(3)%	(5)%
Provision for (benefit from) income taxes	—%	—%
Net loss	(2)%	(5)%
Less: Net loss attributable to noncontrolling interests	(2)%	(3)%
Net loss attributable to Viant Technology Inc.	(1)%	(2)%
*Percentages may not sum due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Stock-based compensation, depreciation and amortization included in operating expenses are as follows:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation:
Platform operations	$688	$892
Sales and marketing	2,403	1,500
Technology and development	976	758
General and administrative	2,510	2,489
Total stock-based compensation	$6,577	$5,639

	Three Months Ended March 31,
	2026	2025
Depreciation:
Platform operations	$4,685	$3,455
Sales and marketing	96	74
Technology and development	474	590
General and administrative	47	42
Total depreciation	$5,302	$4,161

	Three Months Ended March 31,
	2026	2025
Amortization:
Platform operations	$132	$117
Sales and marketing	—	—
Technology and development	—	—
General and administrative	39	46
Total amortization	$171	$163
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenue	$88,538	$70,642	$17,896	25%
Revenue increased by $17.9 million, or 25%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to a 79% increase in revenue from marketers in the financial services, healthcare, consumer goods, and industrial industry verticals and, on a cumulative basis, relatively flat performance across our remaining industry verticals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Operating Expenses
Platform Operations

	Three Months Ended March 31,		Change
	2026	2025	$	%
Traffic acquisition costs	$38,241	$27,913	$10,328	37%
Other platform operations	13,924	12,167	1,757	14%
Total platform operations	$52,165	$40,080	$12,085	30%
Percentage of revenue	59%	57%
Platform operations expense increased by $12.1 million, or 30%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to a $10.3 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $1.2 million increase in depreciation and amortization expense driven by our continued investment in developed technology, a $0.4 million increase in personnel costs, a $0.2 million increase in cloud and data center services and a $0.2 million increase in data-related costs, both in support of our DSP, partially offset by a $0.2 million decrease in stock-based compensation.
Sales and Marketing

	Three Months Ended March 31,		Change
	2026	2025	$	%
Sales and marketing	$16,277	$14,229	$2,048	14%
Percentage of revenue	18%	20%
Sales and marketing expense increased by $2.0 million, or 14%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to a $1.1 million increase in personnel costs, a $0.9 million increase in stock-based compensation, a $0.2 million increase in travel and entertainment, and a $0.1 million increase in facilities expense, partially offset by a $0.3 million decrease in advertising expense.
Technology and Development

	Three Months Ended March 31,		Change
	2026	2025	$	%
Technology and development	$7,138	$6,911	$227	3%
Percentage of revenue	8%	10%
Technology and development expense increased by $0.2 million, or 3%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to a $0.2 million increase in stock-based compensation and a $0.1 million increase in technology costs in support of our DSP, partially offset by a $0.1 million decrease in depreciation expense.
General and Administrative

	Three Months Ended March 31,		Change
	2026	2025	$	%
General and administrative	$16,916	$14,281	$2,635	18%
Percentage of revenue	19%	20%
General and administrative expense increased by $2.6 million, or 18%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily due to a $2.0 million increase in personnel costs and a $1.3 million increase in accounting, legal, and consulting expenses associated with general corporate, compliance, and transaction-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
related matters, partially offset by a $0.4 million decrease in travel and entertainment expense, a $0.2 million decrease in bad debt expense, and a $0.1 million decrease in business insurance.
Total Other Expense (Income), Net

	Three Months Ended March 31,		Change
	2026	2025	$	%
Total other expense (income), net	$(1,362)	$(1,399)	$37	(3)%
Percentage of revenue	(2)%	(2)%
Total other income, net decreased 3% during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was due to a decrease in interest income on cash and cash equivalents driven by lower interest rates and lower money market fund balances.
For the three months ended March 31, 2026 and 2025, total interest cost incurred was $0.1 million. Interest costs capitalized during the three months ended March 31, 2026 and 2025 were zero.
Provision For (Benefit From) Income Taxes

	Three Months Ended March 31,		Change
	2026	2025	$	%
Provision for (benefit from) income taxes	$(406)	$(153)	$(253)	165%
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the three months ended March 31, 2026 and 2025. The benefit from income taxes was $0.4 million for the three months ended March 31, 2026, attributable to year-to-date loss and excess tax benefits on vested stock-based compensation that will be realized during the year. The benefit from income taxes was de minimis for the three months ended March 31, 2025.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025	Change (%)
	(NM = Not Meaningful)
Operating and Financial Performance Measures
Gross profit	$36,373	$30,562	19%
Contribution ex-TAC	$50,297	$42,729	18%
Total operating expenses	$92,496	$75,501	23%
Non-GAAP operating expenses	$40,544	$37,327	9%
Net loss	$(2,190)	$(3,307)	34%
Adjusted EBITDA	$9,753	$5,402	81%
Net loss as a percentage of gross profit	(6)%	(11)%	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	19%	13%	NM
Non-GAAP net income	$5,606	$2,816	99%
Earnings (loss) per share—basic	$(0.03)	$(0.07)	57%
Earnings (loss) per share—diluted	$(0.03)	$(0.07)	57%
Non-GAAP earnings (loss) per share—basic	$0.09	$0.04	125%
Non-GAAP earnings (loss) per share—diluted	$0.07	$0.03	133%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended March 31,
	2026	2025
Revenue	$88,538	$70,642
Less: Platform operations	(52,165)	(40,080)
Gross profit	36,373	30,562
Add: Other platform operations	13,924	12,167
Contribution ex-TAC	$50,297	$42,729
Non-GAAP operating expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense, net, less TAC, stock-based compensation, depreciation, amortization and certain other items that are not related to our core operations, such as acquisition and restructuring costs. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
of the measures we use to provide our business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of TAC, stock-based compensation, depreciation, amortization and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core controllable costs and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
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
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Platform operations	$52,165	$40,080
Sales and marketing	16,277	14,229
Technology and development	7,138	6,911
General and administrative	16,916	14,281
Total operating expenses	92,496	75,501
Add:
Other expense, net	—	—
Less:
Traffic acquisition costs	(38,241)	(27,913)
Stock-based compensation	(6,577)	(5,639)
Depreciation and amortization	(5,473)	(4,324)
Acquisition and restructuring costs(1)	(1,661)	(298)
Non-GAAP operating expenses	$40,544	$37,327
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed acquisitions for the three months ended March 31, 2026 and 2025.
Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC
Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest expense (income), net, income tax benefit (expense), depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as acquisition and restructuring costs, as well as TRA remeasurement expense. Net income (loss) is the most comparable GAAP financial measure. Adjusted EBITDA as a percentage of contribution ex-TAC is a non-GAAP financial measure we calculate by dividing adjusted EBITDA by contribution ex-TAC for the period or periods presented. Net income (loss) as a percentage of gross profit is the most comparable GAAP financial measure.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net loss	$(2,190)	$(3,307)
Add back (less):
Interest income, net	(1,362)	(1,724)
Provision for (benefit from) income taxes	(406)	(153)
Depreciation and amortization	5,473	4,324
Stock-based compensation	6,577	5,639
Acquisition and restructuring costs(1)	1,661	298
TRA remeasurement expense(2)	—	325
Adjusted EBITDA	$9,753	$5,402
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed acquisitions for the three months ended March 31, 2026 and 2025.
(2)TRA remeasurement expense reflects the remeasurement of the TRA liability for the three months ended March 31, 2025.
The following table presents the calculation of net loss as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended March 31,
	2026	2025
Gross profit	$36,373	$30,562
Net loss	$(2,190)	$(3,307)
Net loss as a percentage of gross profit	(6)%	(11)%
Contribution ex-TAC(1)	$50,297	$42,729
Adjusted EBITDA	$9,753	$5,402
Adjusted EBITDA as a percentage of contribution ex-TAC	19%	13%
(1)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”
Non-GAAP net income (loss)
Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss) adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as acquisition and restructuring costs as well as TRA remeasurement expense and the income tax effect of these adjustments. Net income (loss) is the most comparable GAAP financial measure. Non-GAAP net income (loss) is a key measure used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following table presents a reconciliation of net loss to non-GAAP net income for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net loss	$(2,190)	$(3,307)
Add back (less):
Stock-based compensation	6,577	5,639
Acquisition and restructuring costs(1)	1,661	298
TRA remeasurement expense(2)	—	325
Income tax benefit (expense) related to Viant Technology Inc.’s share of non-GAAP pre-tax loss(3)	(442)	(139)
Non-GAAP net income	$5,606	$2,816
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed acquisitions for the three months ended March 31, 2026 and 2025.
(2)TRA remeasurement expense reflects the remeasurement of the TRA liability for the three months ended March 31, 2025.
(3)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the three months ended March 31, 2026 and 2025 is calculated using assumed blended tax rates of 28% and 23%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is a non-GAAP financial measure defined by us as earnings (loss) per share of Class A common stock—basic and diluted, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as acquisition and restructuring costs, as well as TRA remeasurement expense and the income tax effect of these adjustments. Earnings (loss) per share of Class A common stock—basic and diluted is the most comparable GAAP financial measure. Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share of Class A common stock—basic and diluted provides information to investors and the market generally that aids in the understanding and evaluation of our results of operations in the same manner as our management and board of directors.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of shares of Class A common stock such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect. Shares of our Class B common stock, restricted stock units ("RSUs"), performance stock units ("PSUs"), and nonqualified stock options ("NQSOs") are considered potentially dilutive shares of Class A common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the periods presented:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Earnings (Loss) per Share	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(2,190)	$(2,190)	$(3,307)	$(3,307)
Adjustments:
Add back: Stock-based compensation	—	6,577	—	5,639
Add back: Acquisition and restructuring costs(1)	—	1,661	—	298
Add back: TRA remeasurement expense(2)	—	—	—	325
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax loss(3)	—	(442)	—	(139)
Non-GAAP net income	(2,190)	5,606	(3,307)	2,816
Less: Net income (loss) attributable to noncontrolling interests(4)	(1,735)	4,073	(2,117)	2,188
Net income (loss) attributable to Viant Technology Inc.—basic	$(455)	$1,533	$(1,190)	$628
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	—	—	119
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	—	—	(27)
Add back: Net income (loss) attributable to noncontrolling interests(4)	(1,735)	4,073	—	—
Income tax benefit (expense) related to the Company's share of non-GAAP pre-tax loss(3)	—	(1,146)	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(2,190)	$4,460	$(1,190)	$720
Denominator
Weighted-average shares of Class A common stock outstanding —basic	17,827	17,827	16,439	16,439
Effect of dilutive securities:
RSUs	—	736	—	2,553
NQSOs	—	1,887	—	3,047
Shares of Class B common stock	45,625	45,625	—	—
Weighted-average shares of Class A common stock outstanding —diluted	63,452	66,075	16,439	22,039

Earnings (loss) per share of Class A common stock—basic	$(0.03)	$0.09	$(0.07)	$0.04
Earnings (loss) per share of Class A common stock—diluted	$(0.03)	$0.07	$(0.07)	$0.03

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	6,504	—	5,415	—
NQSOs	4,291	—	4,899	—
PSUs(5)	487	487	—	—
Shares of Class B common stock	—	—	46,720	46,720
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	11,282	487	57,034	46,720

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed acquisitions for the three months ended March 31, 2026 and 2025.
(2)TRA remeasurement expense reflects the remeasurement of the TRA liability for the three months ended March 31, 2025.
(3)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the three months ended March 31, 2026 and 2025 is calculated using assumed blended tax rates of 28% and 23%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(4)The adjustment to net income attributable to noncontrolling interests represents stock-based compensation as well as acquisition and restructuring costs attributed to the noncontrolling interests outstanding during the period.
(5)Number of securities outstanding at the end of the period that were excluded from the computation of diluted non-GAAP earnings (loss) per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.

Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $185.7 million and working capital, consisting of current assets less current liabilities, of $220.1 million, compared to cash and cash equivalents of $191.2 million and working capital of $219.2 million as of December 31, 2025.
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
Our primary uses of cash are capital expenditures to develop our technology in support of enhancing our platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; other expenditures to finance our operations, platform development and rapid growth; future minimum payments under our non-cancelable operating leases; repurchases under the stock repurchase program; and acquisitions and investments. We intend to continue investing in critical areas of our business for the remainder of 2026 to further accelerate demand for our product and growth across the platform.
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
Commitments
As of March 31, 2026, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $4.6 million for the remainder of 2026, $5.8 million in 2027, $4.5 million in 2028, $3.9 million in 2029, and $3.8 million in 2030, and non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, which we estimate will be approximately $11.8 million for the remainder of 2026, $12.1 million in 2027, and $3.0 million in 2028.
We did not have any other off-balance sheet arrangements as of March 31, 2026 other than the minimum payments under the operating leases, hosting arrangements and the indemnification agreements described above and in Note 13—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Income Taxes and Tax Receivable Agreement
In connection with the initial public offering ("IPO"), we entered into a TRA with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021, as described under Note 10—Income Taxes and Tax Receivable Agreement to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As of March 31, 2026, we concluded that it was more likely than not that our deferred tax assets subject to the TRA will be realized. Therefore, we recorded a liability related to the tax savings we may realize from utilization of such deferred tax assets. As of March 31, 2026, the total liability for the TRA was approximately $12.5 million. If utilization of the deferred tax asset subject to the TRA becomes not more likely than not in the future, we may reverse the liability related to the TRA which will be recognized as a reduction in other expenses within the consolidated statements of operations.
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
Stock Repurchase Program
On April 23, 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of our Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, our board of directors authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. During the three months ended March 31, 2026, we repurchased 0.1 million shares of our Class A common stock for an aggregate amount of $1.0 million, including costs associated with the repurchases. As of March 31, 2026, $39.4 million remained available under the stock repurchase program for Class A common stock and Class B unit repurchases. For additional information related to share repurchases, refer to Note 9—Stockholders' Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Revolving Credit Facility
As of March 31, 2026, our Amended Loan Agreement provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of March 31, 2026 and December 31, 2025, there was no outstanding balance and up to $74.1 million of undrawn availability under the revolving credit facility.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of March 31, 2026, the Company was in compliance with all applicable covenants under the Amended Loan Agreement. We do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months from the date of this report.
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Cash Flows
Cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows included in Item 1 of this Quarterly Report, are summarized in the following table for the periods presented:

	Three Months Ended March 31,
	2026	2025
Consolidated Statements of Cash Flows Data
Cash flows provided by (used in) operating activities	$2,925	$(4,452)
Cash flows used in investing activities	(3,930)	(4,038)
Cash flows used in financing activities	(4,459)	(22,680)
Net decrease in cash and cash equivalents	$(5,464)	$(31,170)
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
Cash flows provided by operating activities was $2.9 million for the three months ended March 31, 2026, resulting primarily from net loss of $2.2 million; noncash add back adjustments to net loss of $13.1 million, including $6.6 million for stock-based compensation, $5.5 million for depreciation and amortization, $1.2 million for noncash lease expense, $(0.5) million for deferred tax assets; and a decrease of $8.0 million from changes in working capital, primarily including a net increase of $32.7 million in accounts receivable, prepaid assets and other assets related to higher sales and timing of customer collections due to seasonal fluctuations, as well as a net decrease of $39.0 million in accounts payable, accrued liabilities and accrued compensation related to timing of payments.
Cash flows used in operating activities was $4.5 million for the three months ended March 31, 2025, resulting primarily from net loss of $3.3 million, noncash add back adjustments to net loss of $11.5 million, including $5.6 million for stock-based compensation, $4.3 million for depreciation and amortization and $1.1 million for noncash lease expense; and a decrease of $12.6 million from changes in working capital, primarily including a net decrease of $15.2 million in accounts receivable, prepaid assets and other assets related to the timing of customer collections due to seasonal fluctuations, as well as a net increase of $24.7 million in accounts payable, accrued liabilities and accrued compensation related to timing of payments.
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
Cash flows used in investing activities was $3.9 million for the three months ended March 31, 2026, resulting primarily from $3.6 million of investments in capitalized software to develop our technology in support of enhancing our platform and $0.3 million of purchases of property and equipment.
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
Cash flows used in financing activities was $4.5 million for the three months ended March 31, 2026, resulting primarily from $3.1 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards, $1.0 million for the repurchase of stock related to the stock repurchase program, $0.5 million for payments related to member tax distributions, and $0.3 million for payments on the tax receivable agreement liability, partially offset by $0.4 million of proceeds related to the exercise of stock options.
Cash flows used in financing activities was $22.7 million for the three months ended March 31, 2025, resulting primarily from $17.0 million for the repurchase of stock related to the stock repurchase program, $3.2 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards and $3.6 million for payments related to member tax distributions partially offset by $1.2 million of proceeds related to the exercise of stock options.
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
An accounting policy is deemed to be critical if it requires an accounting estimate to be made on assumptions about matters that are highly uncertain at the time the estimate is made and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the assumptions and estimates associated with the evaluation of revenue recognition criteria, including the determination of net versus gross revenue recognition in our customer arrangements, the assumptions used in the valuation models to determine the fair value of common stock and stock-based compensation, the estimates and judgment involved in the capitalization of internal-use software development costs, the judgment in estimating deferred tax assets and liabilities, including the realizability of deferred tax assets, and the judgment in estimating the TRA liability, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
Since the date of our Annual Report on Form 10-K for the year ended December 31, 2025, there have been no material changes in our critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recently Issued Accounting Pronouncements
For information regarding recently issued accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2026, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our business or ability to operate our platform could be impacted by changes in technology initiated by technology companies, end users, or government regulation. Such developments, including the restriction of “third-party cookies,” and use of automated opt out signals could cause instability in the advertising technology industry;

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
•Our acquisition of TVision Insights, Inc. ("TVision") expands our operations into the audience measurement space and subjects us to additional risks, including risks relating to the integration of panel-based measurement technologies, the accuracy and reliability of measurement data, increased competition from established measurement providers, and intellectual property and other litigation;
•The market price of our Class A common stock has been and may continue to be volatile or may decline regardless of our operating performance;
•Evolving expectations regarding environmental, social and governance matters may impact our business and reputation; and
•We are a “controlled company” within the meaning of the listing standards of the Nasdaq Global Select Market and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.
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
We had approximately 408 employees as of March 31, 2026. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
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
We have acquired businesses and technologies to enhance our capabilities and grow our business, including our acquisition of TVision, which closed on May 1, 2026. The TVision acquisition expands our operations into the audience measurement space, an area in which we have not historically competed, and subjects us to additional risks, including risks relating to the integration of panel-based measurement technologies, the accuracy and reliability of measurement data, increased competition from established measurement providers, and intellectual property and other litigation. To the extent we find suitable and attractive acquisition candidates and business opportunities in the future, we may continue to acquire other complementary businesses, products and technologies and enter into joint ventures or similar strategic relationships. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices, tax liabilities, actual or threatened litigation, privacy or cybersecurity issues or employee or customer issues. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may not be able to successfully integrate the services, products and personnel of any acquired business into our operations. In addition, any future acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business and distract our management. Further, we may be unable to realize the revenue improvements, cost savings and other intended benefits of any such transaction. Acquisitions involve numerous other risks, any of which could harm our business, including:
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
We may not be able to recruit and retain panelist households willing to install our in-home measurement technology.
We rely on proprietary computer vision, sensor technology, and other technologies installed in panelist households to gather television, digital, and audience measurement data to track viewing attention, engagement, and co-viewing behavior from households. It may be increasingly difficult and costly to recruit households willing to permit the installation of cameras and sensors in their living spaces. Shifts in consumer sentiment around data collection, opt-in monitoring, and in-home technology, as well as heightened consumer awareness of and sensitivity to privacy, could result in greater reluctance to participate in our panels and difficulty retaining a representative panel, which could impair our ability to maintain adequate sample sizes and demographic representation. In addition, aspects of our computer vision technology that perform facial recognition may be subject to biometric privacy laws, as well as other state and local laws regulating the collection and use of biometric identifiers. Changes in or expanded enforcement of such laws could increase compliance costs, limit our ability to collect certain data, or expose us to litigation risk. As a result, ensuring that our recruited panel mirrors the behaviors and characteristics of the broader U.S. viewing population, and covers the range of demographic segments requested by our customers, presents an ongoing challenge. Additionally, as viewing habits fragment across television, connected TV, and streaming platforms, maintaining a panel that adequately captures the full spectrum of consumption behavior becomes more complex.
If we are unsuccessful in recruiting and retaining appropriate panelist households, maintaining sufficient sample sizes and demographic representation, sustaining adequate participation levels, our clients may lose confidence in our measurement services. Industry partners or customers may subject our methodologies to heightened scrutiny, seek price reductions, or shift spending to competing measurement providers. Any sustained erosion of confidence in the representativeness or reliability of data obtained from panels could materially and adversely affect our business, financial condition, and results of operations.
Criticism of our attention measurement methodology by various industry groups and market participants could adversely affect our business.
Due to the emerging and high-profile nature of our services in the television and advertising measurement industries, we could be subject to criticism from media companies, advertisers, agencies, and other market participants regarding our measurement methodologies, panel composition, or the applicability of our attention-based metrics. We strive to be transparent, impartial, and rigorous in the production of our audience attention measurement services, and we actively engage with customers and industry stakeholders to validate and refine our approach. Criticism from industry participants, including customers with competing and often conflicting demands regarding what our metrics should capture and how they should be reported, could result in decreased demand for our services. No assurance can be given that legislation or regulatory action will not be pursued in the future that would subject our business to additional oversight, which could increase compliance costs and adversely affect our business, results of operations, and cash flows.
The market in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.
We operate in a highly competitive and rapidly changing industry that is subject to changing technology and customer demands and that includes many companies providing competing solutions. With the introduction of new technologies and the influx of new entrants into the market, we expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. Furthermore, our brand promotion activities may not yield any increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. In addition, through our acquisition of TVision, we have entered the audience measurement space, where we face competition from established measurement providers that may have substantially greater financial, marketing, technological and other resources than we do and may engage in aggressive pricing action or develop products and services that are superior to or achieve greater market acceptance than ours.
We also compete with large privately-held companies such as Yahoo DSP, with public companies exclusively serving our industry such as The Trade Desk, and with divisions of large, well-established public companies such as Google and Amazon. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive customer bases and broader supplier relationships than we have and operate internationally. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper marketer relationships, offer services at lower prices, or offer a global range of services and inventory. Increased competition may result in reduced pricing for our platform, increased sales and marketing expense, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business. These companies may also have greater brand recognition and longer histories than we have and may actively seek to serve our market and have the power to significantly change the nature of the marketplace to their advantage. Some of our larger competitors, particularly those that are divisions of large companies, have substantially broader product offerings and may leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that may discourage customers from using our platform, including through selling at zero or negative margins or product bundling with other services they provide at reduced prices. Customers may prefer to purchase advertising from social medial platforms or other closed platforms, which they cannot acquire through our platform. Potential customers may also prefer to purchase from their existing platform rather than a new platform regardless of product performance or features. These larger competitors often have broader product lines and market focus and may therefore not be as susceptible to downturns in a particular market. We may also experience negative market perception as a result of being a smaller company than our larger competitors.
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
Risks Related to Data Privacy and Artificial Intelligence
We are subject to stringent and changing legal obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class action claims) and mass arbitration demands, litigation and regulatory defense costs, fines and penalties, disruptions of our business operations, reputational harm, loss of customers, panelists, or sales, revenue declines, increase the cost of data, reduce the availability of data, reduce our ability to utilize or disclose data, and have adverse effects on the demand for our products and services or other adverse business consequences.
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
If the data collected from our panelist households is not transmitted accurately, or if panelists fail to properly configure or maintain our in-home measurement devices, the quality and reliability of our measurement data could be compromised, which could adversely affect our business.
Our in-home measurement business depends on the accurate and continuous collection, transmission, and other processing of viewing data from our proprietary computer vision and sensor technology installed in panelist households. A number of factors could compromise the integrity of this data, including improper installation or configuration of our devices by panelists, physical obstruction or repositioning of cameras and sensors, failure of panelists to follow setup and usage instructions, loss of internet connectivity in panelist homes, software or firmware malfunctions, and hardware degradation or failure. If panelists do not correctly position or maintain our devices, for example, by inadvertently blocking the camera's field of view, failing to keep the device powered on, or not updating device software, the data transmitted to us may be incomplete, inaccurate, or unrepresentative of actual viewing behavior. If any of these events were to occur, our business, results of operations, and financial condition could be adversely affected.
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
Our deployment of AI Technologies presents particular risks. For example, the models underlying our AI Technologies may be incorrectly designed or implemented and exhibit defects. ViantAI uses machine learning trained on years of data; however, in any given use case, any data on which our AI Technologies are trained may be incomplete, inadequate, inaccurate, biased or otherwise poor-quality. As a result, ViantAI could produce inaccurate, unexpected or unfavorable results or behaviors, and therefore poorly-designed or executed campaigns, sub-optimal ad placement, targeting, or bidding, or misleading insights for our customers. In turn, these effects could reduce click-through rates, conversion rates, and return-on-advertising spend. Any of the foregoing could impair the performance of our products, services and business, as well as our reputation and the reputations of our customers, and we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims.
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
There is significant patent and other intellectual property development activity in the digital advertising and audience measurement industries. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Our success depends on the continual development of our platform. From time to time, we receive claims from third parties that our platform and underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition or expand into new areas, including through our acquisition of TVision and our entry into the audience measurement space, we may face a higher risk of being the subject of intellectual property claims from established measurement providers and other competitors with significant patent portfolios and other intellectual property rights. In addition, various "non-practicing entities" that own patents and other intellectual property rights are and may continue to aggressively assert their rights in order to extract value from us. Furthermore, from time to time we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. Certain agreements with suppliers or clients may contain provisions where we indemnify the counterparty for damages suffered as a result of claims related to intellectual property infringement based on our data or technology, and such indemnification obligations could be expensive. The cost of settling or defending against intellectual property claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and diverts the attention of management, technical personnel and other employees from our business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Additionally, we may be obligated to indemnify our customers or inventory and data suppliers or other vendors in connection with any such litigation. If we are found to infringe these rights, we could potentially be required to cease utilizing portions of our platform. We may also be required to develop alternative non-infringing technology, which could require significant time and expense. Alternatively, we could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.
In connection with our acquisition of TVision, we assumed certain pending litigation with The Nielsen Company (US), LLC ("Nielsen"). Nielsen has filed multiple patent infringement actions against TVision since 2021. Two cases remain active: (i) a 2022 action (Case No. 1:22-cv-00057, D. Del.) alleging infringement of a patent relating to Automatic Content Recognition technology used in our measurement services, for which a jury trial is scheduled for June 2026, and (ii) a 2025 action (Case No. 1:25-cv-00575, D. Del.) alleging infringement of an additional Nielsen patent. In November 2025, TVision filed antitrust counterclaims in the 2025 action alleging that Nielsen has used anticompetitive practices, including serial patent litigation, exclusionary contract terms, and monopoly power in the TV audience measurement market, to suppress competition in violation of the Sherman Antitrust Act.
While we believe the pending patent claims against us lack merit and that our antitrust counterclaims are well-founded, patent and antitrust litigation is inherently uncertain, complex, and costly. In addition, we cannot assure you that our antitrust counterclaims will result in a favorable outcome or any monetary recovery.
The cost of defending and prosecuting these matters, regardless of the outcome, could be significant and could divert the attention of management and technical personnel from our business operations. Although certain of these litigation costs and potential losses are subject to indemnification and cost-sharing arrangements under our merger agreement with TVision's former equityholders, such indemnification is subject to limitations and may not fully cover all losses we incur.
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
We are a holding company, and our only business is to act as the managing member of Viant Technology LLC, and our only material assets are Class A units representing approximately 28.6% of the membership interests of Viant Technology LLC as of March 31, 2026. We do not have any independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will depend upon the financial results and cash flows of Viant Technology LLC.
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
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of our income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging unitholder’s tax basis in its units at the time of the relevant exchange; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The increases in the tax basis of the intangible assets of Viant Technology LLC as a result of the exchanges of Viant Technology LLC units and certain other tax benefits will be subject to the TRA. As of March 31, 2026, we concluded that it was more likely than not that our deferred tax assets subject to the Tax Receivable Agreement will be realized. Therefore, we recorded a liability related to the tax savings we may realize from utilization of such deferred tax assets. As of March 31, 2026, the total TRA liability is approximately $12.5 million. If utilization of the deferred tax asset subject to the TRA becomes not more likely than not in the future, we may reverse the liability related to the TRA. Upon recognition of the TRA, there may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by Viant Technology LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.
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
Through their ownership of common stock, the Vanderhook Parties control approximately 68% of the voting power of our common stock in the election of directors as of March 31, 2026. This control limits or precludes your ability to influence corporate matters. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.
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
In April 2024, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $50 million of our Class A common stock or Class B units of Viant Technology LLC, including through open market purchases, privately negotiated transactions, or by other means, including through the use of Rule 10b5-1 trading plans, each in accordance with applicable securities laws and other restrictions. On May 5, 2025, our board of directors authorized an increase to the existing stock repurchase program, approving the repurchase of up to an additional $50.0 million of the Company’s Class A common stock or Class B units of Viant Technology LLC. The timing, amount, and manner of any repurchase will be determined at our discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. Our repurchases could affect the trading price of our Class A common stock, increase trading price volatility, and reduce our cash reserves, and the program may be suspended or terminated at any time, which may result in a decrease in the trading prices of our Class A common stock.
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
In addition to shares repurchased under the stock repurchase program, during the first quarter of 2026, we repurchased shares of Class A common stock in connection with the vesting of restricted stock units to provide the holders of such restricted stock units with cash to satisfy the estimated taxes incidental to the vesting of the related awards.
The following table summarizes shares repurchased during the periods presented:

Period	Total Number of Class A Shares Purchased	Total Number of Class B Units Purchased	Average Price Paid per Class A Share(1)	Average Price Paid per Class B Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
1/1/26 to 1/31/26	—	—	$—	$—	—	$40,410
2/1/26 to 2/28/26	—	—	$—	$—	—	$40,410
3/1/26 to 3/31/26	93,978	—	$10.50	$—	93,978	$39,423
Total	93,978	—			93,978
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended March 31, 2026, no director or "officer" (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Viant Technology Inc. Non-Employee Director Compensation Policy, effective as of June 3, 2026

10.2*	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Viant Technology LLC, dated as of May 1, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________
*    Filed herewith.
†    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIANT TECHNOLOGY INC.

Date: May 11, 2026	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)