Form 10-Q
period 2026-06-30
Viant Technology Inc.
filed 2026-08-10
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of August 7, 2026, there were 21,135,122 shares and 45,339,716 shares of the registrant’s Class A and Class B common stock, respectively, each $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties.
In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “commit,” “ensure,” “target,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth and product strategies, including our expectations relating to ViantAI; our efforts to enhance the security and privacy of our platform; the impact of information and data privacy trends and regulations on our business and competitors; the potential impacts of macroeconomic and geopolitical events on our business and the business of our customers, suppliers and channel partners, and the economy; payments under our Tax Receivable Agreement; potential impacts from changes in applicable tax laws and other legislation; repurchases of stock related to the stock repurchase program; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; our environmental and sustainability initiatives; the expected benefits of, and our integration of, the recently completed acquisition of TVision Insights, Inc.; the outcome of legal proceedings to which we or our subsidiaries are or may become a party; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$104,254	$77,853	$192,792	$148,495
Operating expenses:
Platform operations	58,710	41,970	110,875	82,050
Sales and marketing	20,474	15,484	36,751	29,713
Technology and development	10,840	7,691	17,978	14,602
General and administrative	18,082	12,696	34,998	26,977
Total operating expenses	108,106	77,841	200,602	153,342
Income (loss) from operations	(3,852)	12	(7,810)	(4,847)
Other expense (income), net:
Interest income, net	(1,254)	(1,484)	(2,616)	(3,208)
TRA remeasurement expense	—	—	—	325
Total other expense (income), net	(1,254)	(1,484)	(2,616)	(2,883)
Income (loss) before income taxes	(2,598)	1,496	(5,194)	(1,964)
Provision for (benefit from) income taxes	(762)	(291)	(1,168)	(444)
Net income (loss)	(1,836)	1,787	(4,026)	(1,520)
Less: Net income (loss) attributable to noncontrolling interests	(1,725)	1,497	(3,460)	(620)
Net income (loss) attributable to Viant Technology Inc.	$(111)	$290	$(566)	$(900)
Earnings (loss) per share of Class A common stock:
Basic	$(0.01)	$0.02	$(0.03)	$(0.06)
Diluted	$(0.03)	$0.02	$(0.06)	$(0.06)
Weighted-average shares of Class A common stock outstanding:
Basic	19,695	15,996	18,767	16,216
Diluted	65,193	19,903	64,328	16,216
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	As of June 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$193,053	$191,151
Accounts receivable, net of allowances	145,142	177,139
Prepaid expenses and other current assets	12,235	7,902
Total current assets	350,430	376,192
Property, equipment, and software, net	37,603	35,069
Operating lease assets, net	20,277	19,689
Intangible assets, net	14,500	2,899
Goodwill	32,602	19,190
Deferred tax assets	34,138	17,524
Other assets	8,887	4,100
Total assets	$498,437	$474,663
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$66,619	$83,520
Accrued liabilities	57,224	50,828
Accrued compensation	9,708	12,988
Deferred revenue	2,240	583
Current portion of operating lease liabilities	5,236	5,080
Other current liabilities	8,826	4,036
Total current liabilities	149,853	157,035
Long-term debt	—	—
Long-term portion of operating lease liabilities	16,902	16,668
Long-term portion of TRA liability	12,855	12,159
Total liabilities	179,610	185,862
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 21,052,546 and 18,271,293	21	18
Outstanding — 21,052,546 and 17,593,198
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 45,402,216 and 45,717,216	45	46
Additional paid-in capital	217,876	182,744
Accumulated deficit	(104,493)	(91,751)
Treasury stock, at cost; 0 and 678,095 shares held	—	(8,920)
Total stockholders’ equity attributable to Viant Technology Inc.	113,449	82,137
Noncontrolling interests	205,378	206,664
Total equity	318,827	288,801
Total liabilities and stockholders’ equity	$498,437	$474,663
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of March 31, 2026	18,820	$19	45,560	$46	$190,099	$(98,749)	(556)	$(6,105)	$205,089	$290,399
Issuance of Class A common stock related to vesting of restricted stock units	392	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock related to acquisitions	1,657	2	—	—	18,852	—	—	—	—	18,854
Exercise of stock options	26	—	—	—	152	—	—	—	—	152
Exchange of Class B common stock for Class A common stock	158	—	(158)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	—	—	—	—
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—
Reissuance of treasury stock	—	—	—	—	—	(5,633)	556	6,105	—	472
Tax receivable agreement liability and deferred taxes arising from exchanges or remeasurements	—	—	—	—	(364)	—	—	—	—	(364)
Allocation of equity to noncontrolling interests	—	—	—	—	(2,014)	—	—	—	2,014	—
Accrued member tax distributions	—	—	—	—	(213)	—	—	—	—	(213)
Stock-based compensation	—	—	—	—	11,364	—	—	—	—	11,364
Net loss	—	—	—	—	—	(111)	—	—	(1,725)	(1,836)
Balance as of June 30, 2026	21,053	$21	45,402	$45	$217,876	$(104,493)	—	$—	$205,378	$318,827

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of March 31, 2025	18,210	$18	46,720	$47	$128,559	$(64,660)	(1,795)	$(27,513)	$221,064	$257,515
Issuance of Class A common stock related to vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	24	—	(24)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	—	—	—	—
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(816)	(10,610)	—	(10,610)
Reissuance of treasury stock	—	—	—	—	—	(11,397)	629	11,996	—	599
Allocation of equity to noncontrolling interests	—	—	—	—	(5,565)	—	—	—	5,565	—
Accrued member tax distributions	—	—	—	—	(1,031)	—	—	—	—	(1,031)
Stock-based compensation	—	—	—	—	7,343	—	—	—	—	7,343
Net income	—	—	—	—	—	290	—	—	1,497	1,787
Balance as of June 30, 2025	18,234	$18	46,696	$47	$129,306	$(75,767)	(1,982)	$(26,127)	$228,126	$255,603

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2025	18,271	$18	45,717	$46	$182,744	$(91,751)	(678)	$(8,920)	$206,664	$288,801
Issuance of Class A common stock related to vesting of restricted stock units	783	1	—	—	—	—	—	—	—	1
Issuance of Class A common stock related to acquisitions	1,657	2	—	—	18,852	—	—	—	—	18,854
Exercise of stock options	26	—	—	—	152	—	—	—	—	152
Exchange of Class B common stock for Class A common stock	315	—	(315)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(297)	(3,121)	—	(3,121)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(94)	(987)	—	(987)
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—
Reissuance of treasury stock	—	—	—	—	—	(12,176)	1,069	13,028	—	852
Tax receivable agreement liability and deferred taxes arising from exchanges or remeasurements	—	—	—	—	(225)	—	—	—	—	(225)
Allocation of equity to noncontrolling interests	—	—	—	—	(2,174)	—	—	—	2,174	—
Accrued member tax distributions	—	—	—	—	(372)	—	—	—	—	(372)
Stock-based compensation	—	—	—	—	18,899	—	—	—	—	18,899
Net loss	—	—	—	—	—	(566)	—	—	(3,460)	(4,026)
Balance as of June 30, 2026	21,053	$21	45,402	$45	$217,876	$(104,493)	—	$—	$205,378	$318,827

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2024	17,934	$18	46,754	$47	$125,386	$(50,566)	(1,565)	$(21,046)	$220,236	$274,075
Issuance of Class A common stock related to vesting of restricted stock units	243	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	57	—	(57)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(243)	(3,232)	—	(3,232)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(2,006)	(27,971)	—	(27,971)
Reissuance of treasury stock	—	—	—	—	—	(24,301)	1,833	26,122	—	1,821
Allocation of equity to noncontrolling interests	—	—	—	—	(8,510)	—	—	—	8,510	—
Accrued member tax distributions	—	—	—	—	(1,204)	—	—	—	—	(1,204)
Stock-based compensation	—	—	—	—	13,634	—	—	—	—	13,634
Net loss	—	—	—	—	—	(900)	—	—	(620)	(1,520)
Balance as of June 30, 2025	18,234	$18	46,696	$47	$129,306	$(75,767)	(1,982)	$(26,127)	$228,126	$255,603
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,026)	$(1,520)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,037	8,883
Stock-based compensation	16,527	11,982
Provision for doubtful accounts	972	419
Loss on disposal of assets	157	—
Noncash lease expense	2,506	2,101
Deferred taxes	(1,435)	—
Changes in operating assets and liabilities:
Accounts receivable	31,950	11,194
Prepaid expenses and other assets	(6,431)	3,008
Accounts payable	(19,923)	(4,413)
Accrued liabilities	5,422	(8,887)
Accrued compensation	(3,588)	(2,152)
Deferred revenue	(38)	5
Operating lease liabilities	(2,711)	(2,243)
Other liabilities	846	(1,895)
Net cash provided by operating activities	31,265	16,482
Cash flows from investing activities:
Purchases of property and equipment	(1,029)	(599)
Capitalized software development costs	(8,847)	(7,923)
Cash paid for acquisitions, net of cash acquired	(15,438)	(544)
Cash paid for investments	—	(3,500)
Net cash used in investing activities	(25,314)	(12,566)
Cash flows from financing activities:
Repurchase of stock related to tax withholdings on vested equity awards	(3,121)	(3,232)
Repurchase of stock related to the stock repurchase program	(987)	(28,117)
Payment of member tax distributions	(665)	(6,620)
Proceeds from the exercise of stock options	1,003	1,821
Payment on tax receivable agreement liability	(279)	—
Net cash used in financing activities	(4,049)	(36,148)
Net increase (decrease) in cash and cash equivalents	1,902	(32,232)
Cash and cash equivalents at beginning of period	191,151	205,048
Cash and cash equivalents at end of period	$193,053	$172,816
Supplemental disclosure of cash flow information:
Cash paid for interest	$140	$140
Cash paid for income taxes, net	21	216
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	2,372	1,652
Operating lease assets obtained in exchange for operating lease liabilities including adjustments	2,814	(50)
Capitalized assets financed by accounts payable and accrued liabilities	707	1,423
Issuance of common stock in connection with acquisitions	18,854	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

1. Nature of Operations
Viant Technology Inc. (the “Company,” “we,” “us,” “our” or “Viant”) was incorporated in the State of Delaware on October 9, 2020. The Company operates a cloud-based demand side platform (“DSP”) used by marketers and their advertising agencies to centralize the planning, buying and measurement of their advertising across a wide range of advertising channels and formats and provides related data, measurement and other technology-enabled solutions.
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
The condensed consolidated statements of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, primarily those related to revenue recognition, stock-based compensation, income taxes, allowances for doubtful accounts, leases, the useful lives of capitalized software development costs and

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

other property, equipment, and software assumptions used in the impairment analyses of long-lived assets, investments and goodwill and assumptions used in valuing acquired assets and liabilities assumed in business combinations. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Segment Information
The Company has a single reportable operating segment comprising its advertising technology operations. The Company owns and operates a DSP that enables marketers and their advertising agencies to automate and centralize the planning, buying and measurement of their video, audio and display ads across most channels, including connected TV ("CTV"), streaming audio, digital out-of-home, mobile and desktop in the United States, and provides related data, measurement and other technology-enabled solutions. The Company derives its revenues from the services it provides through utilization of its platform. In reaching this conclusion of a single reportable operating segment, management considers the definition of the chief operating decision maker (“CODM”), how the business is defined by the CODM, the nature of the information provided to the CODM and how that information is used to make operating decisions, allocate resources and assess performance.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Traffic acquisition costs	$44,050	$29,481	$82,291	$57,393
Other platform operations	14,660	12,489	28,584	24,657
Total platform operations	$58,710	$41,970	$110,875	$82,050
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of June 30, 2026, cash equivalents included money market funds of $168.2 million.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Accounts Receivable, Net of Allowances
The following table presents changes in the allowance for doubtful accounts for the six months ended June 30, 2026:

Balance as of December 31, 2025	$1,055
Provision for doubtful accounts	972
Write-offs, net of recoveries	(562)
Balance as of June 30, 2026	$1,465
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
For the three and six months ended June 30, 2026, one advertising agency holding company accounted for 12.5% and 12.7% of consolidated revenue, respectively. For the three and six months ended June 30, 2025, no individual customers or advertising agency holding companies accounted for more than 10% of consolidated revenue.
As of June 30, 2026, no individual customers or advertising agency holding companies accounted for more than 10% of consolidated accounts receivable. As of December 31, 2025, two advertising agency holding companies accounted for 14.9% and 12.0% of consolidated accounts receivable.
As of June 30, 2026, one individual supplier accounted for 18.5% of consolidated accounts payable and accrued liabilities. As of December 31, 2025, one individual supplier accounted for 16.8% of consolidated accounts payable and accrued liabilities.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. The assets acquired and liabilities assumed are recognized and measured at their estimated acquisition date fair values. Goodwill represents the excess of the purchase consideration transferred over the estimated fair value of the identifiable net assets acquired. The purchase consideration is measured based on the fair value of the assets transferred, liabilities incurred or assumed, equity interests issued and includes the estimated fair value of any contingent consideration, as applicable.
Any adjustments to provisional amounts that are identified during the measurement period, not to exceed one year from the date of acquisition, are recorded in the reporting period in which the adjustment amounts are determined, with a corresponding adjustment to goodwill, as appropriate. The Company's estimates of fair value are based on assumptions that management believes are reasonable; however, those estimates are inherently uncertain and may change as additional information becomes available. After the measurement period ends, subsequent changes are recognized in the Company's condensed consolidated statements of operations in accordance with the applicable accounting guidance. All acquisition related costs are expensed as incurred.
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
As of June 30, 2026, the Company had non-marketable equity investments without readily determinable fair value of $3.5 million. The Company did not record any adjustments to the carrying value resulting from observable price changes or impairment and accordingly did not recognize any gains or losses for the six months ended June 30, 2026.

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
Recently Issued Accounting Pronouncements
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosure of additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The effective date for this ASU is for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of these amendments.
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
Environmental Credits and Environmental Credit Obligations
In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). ASU 2026-02 establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. The effective date for this ASU is for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of these amendments.
3. Revenue
The disaggregation of revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Over-time revenue	$3,101	$1,564	$4,184	$3,217
Point-in-time revenue	101,153	76,289	188,608	145,278
Total revenue	$104,254	$77,853	$192,792	$148,495
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $11.7 million as of June 30, 2026 and $0.7 million as of December 31, 2025. The Company expects to recognize these remaining performance obligations as revenue primarily over the next one to two years, based on the fixed consideration anticipated to be recognized over the remaining contractual term of its contracts with customers. The Company has elected the use of the practical expedient to not disclose information about remaining performance obligations for contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts. Remaining deferred revenue that is anticipated to be recognized during the succeeding 12 month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of June 30,	As of December 31,
	2026	2025
Capitalized software development costs	$128,930	$122,214
Computer equipment	3,752	2,541
Purchased software	12	12
Furniture, fixtures and office equipment	1,090	1,139
Leasehold improvements	3,718	3,868
Total property, equipment, and software	137,502	129,774
Less: Accumulated depreciation	(99,899)	(94,705)
Total property, equipment, and software, net	$37,603	$35,069
Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Platform operations	$4,338	$3,541	$9,023	$6,996
Sales and marketing	130	79	226	153
Technology and development	510	717	984	1,307
General and administrative	58	43	105	85
Total	$5,036	$4,380	$10,338	$8,541
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
As of June 30, 2026, the Company's operating leases had a weighted-average remaining lease term of approximately five years and a weighted-average incremental borrowing rate of 4.2%. As of December 31, 2025, the Company's operating leases had a weighted-average remaining lease term of approximately five years and a weighted-average incremental borrowing rate of 4.1%.
Cash paid for amounts included in operating lease liabilities was $1.5 million and $2.9 million for the three and six months ended June 30, 2026, respectively, and $1.3 million and $2.4 million for the three and six months ended June 30, 2025, respectively.
The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$1,537	$1,325	$2,943	$2,526
Short-term lease cost	4	47	38	261
Variable lease cost	102	—	231	—
Total lease cost	$1,643	$1,372	$3,212	$2,787

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

As of June 30, 2026, the Company had a remaining contractual obligation of $0.6 million related to a short-term lease to be paid through 2027. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in the disclosure of short-term lease cost. This lease and other of our short-term leases are not recorded on the Company's condensed consolidated balance sheet due to our accounting policy election for short-term leases.
Future minimum lease payments were as follows:

As of June 30,
Year	2026
Remainder of 2026	$3,067
2027	5,888
2028	4,458
2029	3,940
2030	3,769
Thereafter	3,341
Total undiscounted future lease payments	24,463
Less: Imputed interest	(2,325)
Present value of operating lease liabilities	22,138
Less: Operating lease liabilities, current	(5,236)
Operating lease liabilities, noncurrent	$16,902

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

6. Business Acquisitions
On May 1, 2026, the Company completed the acquisition of TVision Insights, Inc. ("TVision"). The acquisition expands the Company’s proprietary data and measurement capabilities and is expected to strengthen our AI-powered programmatic platform through the integration of TVision’s attention signals. The acquisition was accounted for as a business combination.
The estimated purchase consideration is approximately $37.5 million, consisting of $16.2 million in cash, $18.9 million of our Class A common stock, and the estimated amount expected to be payable under a contractual holdback arrangement. Under the purchase agreement, $4.2 million of the consideration is held back to cover customary post-closing working capital adjustments and possible indemnification claims. As of the acquisition date, the Company has estimated post-closing working capital adjustments of approximately $1.8 million, which reduce the estimated purchase consideration and have been reflected in the preliminary allocation of purchase consideration. Such estimate is subject to change.
The allocation of the total purchase consideration was as follows:

Total
(in thousands)
Cash and cash equivalents	$766
Accounts receivable and other assets	2,615
Intangible assets	12,300
Deferred tax asset	14,652
Goodwill	13,412
Accounts payable and other liabilities	(6,254)
Total	$37,491
The preliminary fair value estimates of the net assets acquired are based upon initial calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period, which is up to one year from the acquisition date. The goodwill from the acquisition is attributable to expected synergies and other benefits and is not deductible for tax purposes. The results of operations of TVision were not material to the Company's consolidated results of operations.
The fair values of the identifiable intangible assets acquired were determined by management using both an income approach and cost approach and represent Level 3 measurements within the fair value hierarchy because they were based primarily on significant unobservable inputs, including discount rates, royalty rates, forecasts, and projected revenue growth rates.
The intangible assets are being amortized on a straight-line basis over the estimated useful lives. Identifiable intangible assets acquired as of the date of acquisition were as follows:

	Total	Useful Life
	(in thousands)	(in years)
Developed technology	$7,000	6
Trademarks/tradenames	3,000	5
Customer relationships	1,200	7
Panelist relationships	1,100	4
Total	$12,300

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

7. Goodwill and Intangible Assets, Net
The Company’s goodwill balance as of June 30, 2026 and December 31, 2025 is $32.6 million and $19.2 million, respectively. The change in the carrying amount of goodwill for the six months ended June 30, 2026 consists of the Company's May 2026 acquisition of TVision. The balance as of December 31, 2025 is comprised of the Company’s November 2024 acquisition of IRIS.TV as well as the February 2017 acquisition of Adelphic.
The balances of intangible assets and accumulated amortization were as follows:

	As of June 30, 2026
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.4	$14,986	$(5,958)	$9,027
Customer relationships	6.8	3,500	(2,329)	1,171
Trademarks/tradenames	4.7	4,920	(1,672)	3,248
Panelist relationships	3.8	1,100	(46)	1,054
Total		$24,506	$(10,005)	$14,500

	As of December 31, 2025
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.7	$7,986	$(5,500)	$2,486
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	3.7	1,920	(1,507)	413
Total		$12,206	$(9,307)	$2,899
Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Platform operations	$423	$133	$555	$250
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	105	46	144	92
Total	$528	$179	$699	$342

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Estimated future amortization of intangible assets is as follows:

As of June 30,
Year	2026
Remainder of 2026	$1,423
2027	2,847
2028	2,847
2029	2,829
2030	2,398
Thereafter	2,156
Total	$14,500
8. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
	2026	2025
Accrued traffic acquisition costs	$45,071	$38,399
Other accrued liabilities	12,153	12,429
Total accrued liabilities	$57,224	$50,828
As of June 30, 2026 and December 31, 2025, the Company had a balance of $0.9 million and $0.2 million, respectively, payable to related parties for expenses such related parties incurred on the Company's behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The related expense incurred by the Company was $0.9 million and $1.2 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.1 million for the three and six months ended June 30, 2025, respectively.
9. Revolving Credit Facility
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
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon the selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate (as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The applicable margin is between 1.00% and 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of June 30, 2026 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum; additionally, the Company pays customary letter of credit fees as applicable.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company's ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that the Company maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of June 30, 2026, the Company was in compliance with all applicable covenants under the Amended Loan Agreement.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The Company did not have an outstanding balance under the revolving credit facility as of June 30, 2026 and December 31, 2025.
10. Stockholders' Equity
Stock-based Compensation
The Company is authorized to grant restricted stock units ("RSUs"), incentive stock options, nonqualified stock options ("NQSOs"), stock appreciation rights, restricted stock awards and performance stock unit awards ("PSUs") under its 2021 Long Term Incentive Plan (the “LTIP”). RSUs granted to employees generally vest over a period of three years, contingent upon continued employment through the vesting date. RSUs awarded to members of our board of directors (the "board") upon their initial appointment vest over a three-year period on each of the first, second and third anniversaries of the date of appointment. Board members are also awarded annual grants of RSUs on the date of each annual meeting of Viant's stockholders (the "annual meeting") that vest in full on the earlier of (i) the date of the following year’s annual meeting or (ii) the first anniversary of the date of grant. If board members are appointed on a date other than the date of an annual meeting, such board members will receive a prorated annual grant of RSUs vesting in full on the date of the next annual meeting. The grant date fair value of RSUs is measured using the closing price of our common stock on the grant date. PSUs granted to employees generally vest over a period of three years subject to the achievement of performance conditions and are contingent upon continued employment through the vesting date. The grant date fair value of PSUs is measured using the closing price of our common stock on the grant date. Stock-based compensation for PSUs is based on the probable outcome of the performance condition and evaluated each subsequent reporting period over the requisite service period. PSUs may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. As of June 30, 2026, NQSOs generally vest over a period of three-to-four years and have a contractual term of ten years.
As of June 30, 2026, the Company had granted RSUs, PSUs and NQSOs under the LTIP. Under the LTIP, 4.1 million shares of Class A common stock remained available for grant as of June 30, 2026.
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Platform operations	$955	$998	$1,643	$1,890
Sales and marketing	3,304	1,819	5,707	3,319
Technology and development	2,467	1,037	3,443	1,795
General and administrative	3,224	2,489	5,734	4,978
Total	$9,950	$6,343	$16,527	$11,982
RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2025	3,953	$11.25
Granted	5,396	11.95
Vested	(1,700)	9.98
Canceled/forfeited	(143)	11.00
RSUs outstanding as of June 30, 2026	7,506	$12.04
As of June 30, 2026, the Company had unrecognized stock-based compensation relating to RSUs of approximately $85.9 million, which is expected to be recognized over a weighted-average period of 2.3 years.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

PSUs
The following summarizes PSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
PSUs outstanding as of December 31, 2025	—	$—
Granted	487	12.32
Vested	—	—
Canceled/forfeited	—	—
PSUs outstanding as of June 30, 2026	487	$12.32
As of June 30, 2026, the Company had unrecognized stock-based compensation relating to PSUs of approximately $4.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.
NQSOs
The following summarizes NQSO activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)
NQSOs outstanding as of December 31, 2025	4,362	$6.03	6.7	$26,288
Granted	—	—
Exercised	(179)	5.60
Canceled	(1)	6.00
Expired	—	—
NQSOs outstanding as of June 30, 2026	4,182	$6.05	6.2	$27,710

Vested and exercisable	4,032	$5.93	6.2	$27,182
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of June 30, 2026 and December 31, 2025.
As of June 30, 2026, the Company had unrecognized stock-based compensation relating to unvested NQSOs of approximately $0.8 million, which is expected to be recognized over a weighted-average period of 0.7 years.
When the Company grants NQSOs, the Black-Scholes model is used to determine the fair value of NQSOs. For the three and six months ended June 30, 2026 and 2025, the Company did not grant any NQSOs.
Stock Repurchase Program
On April 23, 2024, the Company's board approved a stock repurchase program with authorization to purchase up to $50 million in shares of the Company's Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, the Company's board authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. As of June 30, 2026, $39.4 million remained available under the stock repurchase program.
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
Shares of Class A common stock and Class B units repurchased by the Company under the stock repurchase program were as follows (in thousands):

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Shares	Amount	Shares	Amount
Class A common stock repurchases	—	$—	94	$987
Class B unit repurchases	—	—	—	—
Total repurchases	—	$—	94	$987
Issuance of Shares
Upon vesting of shares under the LTIP, the Company will issue treasury stock. If treasury stock is not available, newly issued stock will be issued.
11. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% and blended state tax rate to income (loss) before income taxes. This is due to Viant Technology LLC’s pass-through structure for U.S. income tax purposes in the current period and the valuation allowance applied against the deferred tax asset in prior-year periods through September 30, 2025. As of December 31, 2025, the Company released its valuation allowance and recorded no valuation allowance for the six months ended June 30, 2026. For the three and six months ended June 30, 2026, the Company recognized an income tax benefit of $0.8 million and $1.2 million, respectively, attributable to year-to-date loss and excess tax benefits on vested stock-based compensation that will be realized during the year, resulting in an effective tax rate of 29.3% and 22.5%, respectively. For the three and six months ended June 30, 2025, the Company recognized income tax benefits of $0.3 million and $0.4 million, respectively, attributable to year-to-date loss and excess tax benefit related to vested stock-based compensation, resulting in an effective tax rate of (19.4)% and 22.6%, respectively.
In connection with its initial public offering ("IPO"), the Company entered into a Tax Receivable Agreement ("TRA") with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021. The total TRA liability as of June 30, 2026 was $12.9 million, all of which was classified as long-term. The total current and long-term portions of the TRA liability as of December 31, 2025 were $0.2 million and $12.2 million, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic specified research or experimental expenditures and 100% bonus depreciation on eligible property acquired after January 19, 2025. The most impactful component of OBBBA to our Company is the ability to immediately expense domestic specified research or experimental expenditures, which is an annual election. The Company evaluates immediately expensing these costs in conjunction with our general operations and other book-to-tax differences on an annual basis. As of June 30, 2026, we are anticipating expensing these costs in its entirety. We will continue to apply OBBBA tax law changes as required or elected throughout the year.
12. Earnings (Loss) Per Share
For the three and six months ended June 30, 2026 and 2025, basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings (loss) per share has been calculated in a manner consistent with that of basic net earnings (loss) per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table presents the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$(1,836)	$1,787	$(4,026)	$(1,520)
Less: Net income (loss) attributable to noncontrolling interests	(1,725)	1,497	(3,460)	(620)
Net income (loss) attributable to Viant Technology Inc.—basic	$(111)	$290	$(566)	$(900)
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	90	—	—
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	(24)	—	—
Add back: Net income (loss) attributable to noncontrolling interests	(1,725)	—	(3,460)	—
Net income (loss) attributable to Viant Technology, Inc.—diluted	$(1,836)	$356	$(4,026)	$(900)
Denominator
Weighted-average shares of Class A common stock outstanding—basic	19,695	15,996	18,767	16,216
Effect of dilutive securities:
RSUs	—	1,497	—	—
NQSOs	—	2,410	—	—
Shares of Class B common stock	45,498	—	45,561	—
Weighted-average shares of Class A common stock outstanding—diluted	65,193	19,903	64,328	16,216

Earnings (loss) per share of Class A common stock—basic	$(0.01)	$0.02	$(0.03)	$(0.06)
Earnings (loss) per share of Class A common stock—diluted	$(0.03)	$0.02	$(0.06)	$(0.06)

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	7,506	—	7,506	5,058
NQSOs	4,182	—	4,182	4,769
PSUs(1)	487	—	487	—
Shares of Class B common stock	—	46,696	—	46,696
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	12,175	46,696	12,175	56,523
(1)Number of securities outstanding at the end of the period that were excluded from the computation of diluted earnings (loss) per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
13. Noncontrolling Interests
Viant Technology Inc. is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC. We report noncontrolling interests representing the economic interests in Viant Technology LLC held by the other members of Viant Technology LLC. The limited liability company agreement of Viant Technology LLC, as amended and restated, classifies the interests acquired by the Company as Class A units and the interests held by the continuing

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

members of Viant Technology LLC as Class B units, and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in Viant Technology LLC while retaining control of Viant Technology LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Class B units in Viant Technology LLC by the other members and future issuances of Class A common stock will result in a change in ownership, where the Company will rebalance the noncontrolling interest, offset by a change in additional-paid-in-capital.
The following table summarizes the ownership of Viant Technology LLC:

	As of June 30, 2026		As of December 31, 2025
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	21,052,546	31.7%	17,593,198	27.8%
Noncontrolling interests	45,402,216	68.3%	45,717,216	72.2%
Total	66,454,762	100.0%	63,310,414	100.0%
During the three and six months ended June 30, 2026, noncontrolling interests exchanged 157,500 and 315,000 Class B units of Viant Technology LLC, respectively, for 157,500 and 315,000 shares of the Company’s Class A common stock, respectively, which also resulted in the cancellation of 157,500 and 315,000 shares of the Company's Class B common stock, respectively, that were previously held by noncontrolling interests with no additional consideration provided. During the three and six months ended June 30, 2025, noncontrolling interests exchanged 23,719 and 57,348 Class B units of Viant Technology LLC, respectively, for 23,719 and 57,348 shares of the Company’s Class A common stock, respectively, which also resulted in the cancellation of 23,719 and 57,348 shares of the Company's Class B common stock, respectively, that were previously held by noncontrolling interests with no additional consideration provided.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Viant Technology Inc.	$(111)	$290	$(566)	$(900)
Transfers to noncontrolling interests:
Decrease in the additional-paid-in-capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(2,014)	(5,565)	(2,174)	(8,510)
Change from net income (loss) attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(2,125)	$(5,275)	$(2,740)	$(9,410)
14. Commitments and Contingencies
Lease Commitments
As of June 30, 2026, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of June 30, 2026, we had non-cancelable contractual agreements primarily related to the hosting of our data storage, processing and other computing services. As of June 30, 2026, we estimate these obligations to be approximately $7.8 million for the remainder of 2026, $12.2 million in 2027, and $3.0 million in 2028.
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

On January 14, 2022, The Nielsen Company (US), LLC ("Nielsen") filed a complaint in the District of Delaware alleging that TVision infringes on one of Nielsen’s patents by utilizing certain content recognition tools provided by ACRCloud. In June 2026, the jury returned a unanimous verdict of non-infringement in favor of TVision.
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of June 30, 2026.

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
Overview
We are an advertising technology company. Our cloud-based demand side platform (“DSP”) enables the programmatic purchase of advertising, which is the electronification of the digital advertising buying process. Our proprietary data, measurement, AI and other technology-enabled solutions enhance advertising planning, execution and performance. Programmatic advertising is rapidly taking market share from traditional ad sales channels, which require more staffing, offer less transparency and involve higher costs to buyers.
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
Our DSP is an easy-to-use self-service platform that provides our customers with transparency and control over their advertising campaigns. Customers can choose to maintain hands-on control over every campaign detail or have our platform autonomously execute, optimize and measure their advertising investments. Our platform offers customers unique visibility across a variety of inventory, allowing them to create customized audience segments and leverage our proprietary data and addressability solutions, including Household ID ("HHID"), IRIS_ID, and attention signals, as well as strategic partner data, to reach target audiences at scale. Our platform delivers a full suite of forecasting, reporting and built-in automation that provides our customers with insights into available inventory based on the desired target audience. We offer advanced forecasting and reporting that empowers our customers with functionality designed to ensure they can accurately measure and improve their return on advertising spend across channels, a feature we believe helps us grow our customer base as more customers recognize its benefits.
We generate revenue from platform fees and fees related to the purchase of our proprietary data, measurement, and technology service offerings pursuant to agreements that enable a wide variety of marketers and their agencies to select the mix of pricing and service options that suits their unique business and advertising needs.
Our platform pricing options consist of a percentage of spend pricing option and a fixed cost per mille (“CPM”) pricing option. Customers who prefer to use our platform on a self-service basis to execute their advertising campaigns enter into master service agreements (“MSAs”) with us, and we generate revenue under these arrangements by charging a platform fee that is primarily a percentage of spend. Customers who prefer to use our fixed CPM pricing option enter into insertion order (“IO”) arrangements with us, and we generate revenue by charging these customers a platform fee at a price for every 1,000 impressions an ad receives. We also offer additional service options to customers accessing our platform under an MSA or an IO, which enables them to use our services to aid them in data management, media execution and advanced reporting. When customers utilize these service options, we generate revenue by charging a service fee separate from the platform fee.
We believe that offering a mix of pricing and service options provides greater flexibility for marketers and their advertising agencies seeking to plan, buy and measure programmatic campaigns using our platform and related data, measurement and technology-enabled solutions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Our financial results for the three months ended June 30, 2026 and 2025, respectively, include:
•Revenue of $104.3 million and $77.9 million, representing an increase of 34%;
•Gross profit of $45.5 million and $35.9 million, representing an increase of 27%;
•Contribution ex-TAC(1) of $60.2 million and $48.4 million, representing an increase of 24%;
•Net income (loss) of $(1.8) million and $1.8 million, representing a decrease of 203%;
•Non-GAAP net income(1) of $9.9 million and $8.0 million, representing an increase of 23%; and
•Adjusted EBITDA(1) of $14.2 million and $11.3 million, representing an increase of 26%.
Our financial results for the six months ended June 30, 2026 and 2025, respectively, include:
•Revenue of $192.8 million and $148.5 million, representing an increase of 30%;
•Gross profit of $81.9 million and $66.4 million, representing an increase of 23%;
•Contribution ex-TAC(1) of $110.5 million and $91.1 million, representing an increase of 21%;
•Net loss of $(4.0) million and $(1.5) million, representing an increase of 165%;
•Non-GAAP net income(1) of $15.5 million and $10.8 million, representing an increase of 44%; and
•Adjusted EBITDA(1) of $24.0 million and $16.7 million, representing an increase of 44%.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Factors Affecting Our Performance
Attract, Retain and Grow our Customer Base
Our future growth depends on our ability to enhance and improve our offerings and platform to increase adoption and usage across our customer base, while also supporting ongoing customer acquisition. We believe many advertisers are in the early stages of moving a greater percentage of their advertising budgets to programmatic channels. By providing solutions for the planning, buying and measuring of their media spend across most channels, we believe we are well-positioned to capture more of our customers’ programmatic budgets. We also continue to add functionality to our platform to encourage our customers to increase their usage. For instance, we continue to leverage artificial intelligence and machine learning in our platform to help our customers improve the efficiency and effectiveness of their advertising campaigns. We believe ViantAI will support continued market share gains and contribute to the expansion of our total addressable market. Further, we intend to continue to grow our sales and marketing efforts to increase awareness of our DSP and highlight the advantages of our proprietary data. On May 1, 2026, we completed our acquisition of TVision, adding attention measurement and data capabilities that we are integrating into our platform and broader product offerings alongside our existing measurement, data, content and identity capabilities. We believe these combined capabilities will enhance our measurement and optimization solutions and, over time, support increased adoption and usage of our platform.
We have also experienced strengthening advertiser demand, reflected in broad-based activity across advertiser industry verticals, continued demand for CTV, increased utilization of our proprietary data and expanded use of the ViantAI product suite. We also continue to see engagement across our sales pipeline, including with enterprise brands, which we believe reflects advertiser interest in differentiated, independent and transparent buy-side alternatives. While the impact of these trends has varied and may continue to fluctuate from period-to-period, we believe they reflect ongoing interest in our platform and solutions, including our proprietary data and our CTV and AI-driven offerings.
We evaluate our financial performance based on changes in revenue and contribution ex-TAC. Separately, we use changes in advertiser spend as a qualitative indicator of our platform's market penetration. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features such as our proprietary data, measurement, and technology-enabled solutions, and our platform fee that we charge customers. For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, our revenue grew 30%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue, gross profit and contribution ex-TAC during the six months ended June 30, 2026. For a detailed discussion of our key operating measures, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
Investment in Growth
We believe that the advertising market is in the early stages of a shift toward programmatic advertising. We plan to invest for long-term growth. We anticipate that our operating expenses will continue to increase over the long-term as we invest in platform operations, technology and development to enhance our product capabilities and in sales and marketing to acquire new customers and increase our customers’ usage of our platform and related offerings. We believe that these investments will contribute to our long-term growth.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Results of Operations
The following tables present our unaudited condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Statements of Operations Data:
Revenue	$104,254	$77,853	$192,792	$148,495
Operating expenses(1):
Platform operations	58,710	41,970	110,875	82,050
Sales and marketing	20,474	15,484	36,751	29,713
Technology and development	10,840	7,691	17,978	14,602
General and administrative	18,082	12,696	34,998	26,977
Total operating expenses	108,106	77,841	200,602	153,342
Income (loss) from operations	(3,852)	12	(7,810)	(4,847)
Total other expense (income), net	(1,254)	(1,484)	(2,616)	(2,883)
Income (loss) before income taxes	(2,598)	1,496	(5,194)	(1,964)
Provision for (benefit from) income taxes	(762)	(291)	(1,168)	(444)
Net income (loss)	(1,836)	1,787	(4,026)	(1,520)
Less: Net income (loss) attributable to noncontrolling interests	(1,725)	1,497	(3,460)	(620)
Net income (loss) attributable to Viant Technology Inc.	$(111)	$290	$(566)	$(900)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Operating expenses(1):
Platform operations	56%	54%	58%	55%
Sales and marketing	20%	20%	19%	20%
Technology and development	10%	10%	9%	10%
General and administrative	17%	16%	18%	18%
Total operating expenses	104%	100%	104%	103%
Income (loss) from operations	(4)%	—%	(4)%	(3)%
Total other expense (income), net	(1)%	(2)%	(1)%	(2)%
Income (loss) before income taxes	(2)%	2%	(3)%	(1)%
Provision for (benefit from) income taxes	(1)%	—%	(1)%	—%
Net income (loss)	(2)%	2%	(2)%	(1)%
Less: Net income (loss) attributable to noncontrolling interests	(2)%	2%	(2)%	—%
Net income (loss) attributable to Viant Technology Inc.	—%	—%	—%	(1)%
*Percentages may not sum due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Stock-based compensation, depreciation and amortization included in operating expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation:
Platform operations	$955	$998	$1,643	$1,890
Sales and marketing	3,304	1,819	5,707	3,319
Technology and development	2,467	1,037	3,443	1,795
General and administrative	3,224	2,489	5,734	4,978
Total stock-based compensation	$9,950	$6,343	$16,527	$11,982

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation:
Platform operations	$4,338	$3,541	$9,023	$6,996
Sales and marketing	130	79	226	153
Technology and development	510	717	984	1,307
General and administrative	58	43	105	85
Total depreciation	$5,036	$4,380	$10,338	$8,541

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization:
Platform operations	$423	$133	$555	$250
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	105	46	144	92
Total amortization	$528	$179	$699	$342
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
Revenue	$104,254	$77,853	$26,401	34%
Revenue increased by $26.4 million, or 34%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a 67% increase in revenue from marketers in the healthcare, public services, and travel industry verticals, while revenue attributable to marketers across our remaining industry verticals increased 19%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Operating Expenses
Platform Operations

	Three Months Ended June 30,		Change
	2026	2025	$	%
Traffic acquisition costs	$44,050	$29,481	$14,569	49%
Other platform operations	14,660	12,489	2,171	17%
Total platform operations	$58,710	$41,970	$16,740	40%
Percentage of revenue	56%	54%
Platform operations expense increased by $16.7 million, or 40%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to a $14.6 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $1.1 million increase in depreciation and amortization expense driven by our continued investment in developed technology, a $0.5 million increase in personnel costs, a $0.4 million increase in technology costs and a $0.1 million increase in cloud and data center services, both in support of our DSP.
Sales and Marketing

	Three Months Ended June 30,		Change
	2026	2025	$	%
Sales and marketing	$20,474	$15,484	$4,990	32%
Percentage of revenue	20%	20%
Sales and marketing expense increased by $5.0 million, or 32%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to a $2.1 million increase in personnel costs, a $1.5 million increase in stock-based compensation, a $0.7 million increase in travel and entertainment, a $0.6 million increase in advertising expense and a $0.1 million increase in depreciation expense.
Technology and Development

	Three Months Ended June 30,		Change
	2026	2025	$	%
Technology and development	$10,840	$7,691	$3,149	41%
Percentage of revenue	10%	10%
Technology and development expense increased by $3.1 million, or 41%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to a $1.4 million increase in stock-based compensation, a $1.2 million increase in personnel costs, a $0.6 million increase in technology costs in support of our DSP and a $0.1 million increase in facilities expense, partially offset by a $0.2 million decrease in depreciation expense.
General and Administrative

	Three Months Ended June 30,		Change
	2026	2025	$	%
General and administrative	$18,082	$12,696	$5,386	42%
Percentage of revenue	17%	16%
General and administrative expense increased by $5.4 million, or 42%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily due to a $2.2 million increase in accounting, legal, and consulting expenses associated with general corporate, compliance, and transaction-related matters, a $1.7 million increase in personnel costs, a $0.7 million increase in stock-based compensation, a $0.7 million increase in bad debt expense and a $0.1 million increase in depreciation and amortization expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Total Other Expense (Income), Net

	Three Months Ended June 30,		Change
	2026	2025	$	%
Total other expense (income), net	$(1,254)	$(1,484)	$230	(15)%
Percentage of revenue	(1)%	(2)%
Total other income, net decreased 15% during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was due to a decrease in interest income on cash and cash equivalents driven by lower interest rates and lower average money market fund balances for the three months ended June 30, 2026.
For the three months ended June 30, 2026 and 2025, total interest cost incurred was $0.1 million. Interest costs capitalized during the three months ended June 30, 2026 and 2025 were zero.
Provision For (Benefit From) Income Taxes

	Three Months Ended June 30,		Change
	2026	2025	$	%
Provision for (benefit from) income taxes	$(762)	$(291)	$(471)	162%
Percentage of revenue	(1)%	—%
The U.S. federal statutory tax rate was 21% for the three months ended June 30, 2026 and 2025. The benefit from income taxes was $0.8 million for the three months ended June 30, 2026, attributable to year-to-date loss and excess tax benefits on vested stock-based compensation that will be realized during the year. The benefit from income taxes was $0.3 million for the three months ended June 30, 2025 attributable to year-to-date loss and excess tax benefit on vested stock-based compensation.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenue	$192,792	$148,495	$44,297	30%
Revenue increased by $44.3 million, or 30%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a 75% increase in revenue from marketers in the healthcare, financial services, and business services industry verticals, while revenue attributable to marketers across our remaining industry verticals increased 14%.
Operating Expenses
Platform Operations

	Six Months Ended June 30,		Change
	2026	2025	$	%
Traffic acquisition costs	$82,291	$57,393	$24,898	43%
Other platform operations	28,584	24,657	3,927	16%
Total platform operations	$110,875	$82,050	$28,825	35%
Percentage of revenue	58%	55%
Platform operations expense increased by $28.8 million, or 35%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to a $24.9 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $2.3 million increase in depreciation and amortization expense, a $0.9 million increase in personnel costs, a $0.5 million increase in technology costs and a $0.4 million increase in cloud and data center services both in support of our DSP, partially offset by a $0.2 million decrease in stock-based compensation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Sales and Marketing

	Six Months Ended June 30,		Change
	2026	2025	$	%
Sales and marketing	$36,751	$29,713	$7,038	24%
Percentage of revenue	19%	20%
Sales and marketing expense increased by $7.0 million, or 24%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to a $3.1 million increase in personnel costs, a $2.4 million increase in stock-based compensation, a $0.9 million increase in travel and entertainment expense, a $0.3 million increase in advertising expense, a $0.2 million increase in facilities expense and a $0.1 million increase in depreciation expense.
Technology and Development

	Six Months Ended June 30,		Change
	2026	2025	$	%
Technology and development	$17,978	$14,602	$3,376	23%
Percentage of revenue	9%	10%
Technology and development expense increased by $3.4 million, or 23%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to a $1.6 million increase in stock-based compensation, a $1.1 million increase in personnel costs, a $0.7 million increase in technology costs in support of our DSP, a $0.2 million increase in travel and entertainment expense and a $0.1 million increase in facilities expense, partially offset by a $0.3 million decrease in depreciation expense.
General and Administrative

	Six Months Ended June 30,		Change
	2026	2025	$	%
General and administrative	$34,998	$26,977	$8,021	30%
Percentage of revenue	18%	18%
General and administrative expense increased by $8.0 million, or 30%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily due to a $3.7 million increase in personnel costs, a $3.3 million increase in accounting, legal, and consulting expenses associated with general corporate, compliance, and transaction-related matters, a $0.8 million increase in stock-based compensation and a $0.6 million increase in bad debt expense and a $0.1 million increase in depreciation and amortization, partially offset by a $0.3 million decrease in travel and entertainment expense and a $0.2 million decrease in business insurance.
Total Other Expense (Income), Net

	Six Months Ended June 30,		Change
	2026	2025	$	%
Total other expense (income), net	$(2,616)	$(2,883)	$267	(9)%
Percentage of revenue	(1)%	(2)%
Total other income, net decreased by $0.3 million, or 9%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily attributable to a decrease in interest income on cash and cash equivalents driven by lower interest rates and lower money market fund balances.
For the six months ended June 30, 2026 and 2025, total interest cost incurred was $0.2 million and $0.1 million, respectively. Interest costs capitalized during the six months ended June 30, 2026 and 2025 were zero.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Provision For (Benefit From) Income Taxes

	Six Months Ended June 30,		Change
	2026	2025	$	%
Provision for (benefit from) income taxes	$(1,168)	$(444)	$(724)	163%
Percentage of revenue	(1)%	—%
The U.S. federal statutory tax rate was 21% for the six months ended June 30, 2026 and 2025. The benefit from income taxes was $1.2 million for the six months ended June 30, 2026, attributable to year-to-date loss and excess tax benefit on vested stock-based compensation. The benefit from income taxes was $0.4 million for the six months ended June 30, 2025, attributable to year-to-date loss and excess tax benefit on vested stock-based compensation.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change (%)	2026	2025	Change (%)
	(NM = Not Meaningful)
Operating and Financial Performance Measures
Gross profit	$45,544	$35,883	27%	$81,917	$66,445	23%
Contribution ex-TAC	$60,204	$48,372	24%	$110,501	$91,102	21%
Total operating expenses	$108,106	$77,841	39%	$200,602	$153,342	31%
Non-GAAP operating expenses	$45,996	$37,089	24%	$86,540	$74,417	16%
Net income (loss)	$(1,836)	$1,787	(203)%	$(4,026)	$(1,520)	165%
Adjusted EBITDA	$14,208	$11,283	26%	$23,961	$16,685	44%
Net income (loss) as a percentage of gross profit	(4)%	5%	NM	(5)%	(2)%	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	24%	23%	NM	22%	18%	NM
Non-GAAP net income (loss)	$9,869	$8,012	23%	$15,505	$10,801	44%
Earnings (loss) per share—basic	$(0.01)	$0.02	(150)%	$(0.03)	$(0.06)	50%
Earnings (loss) per share—diluted	$(0.03)	$0.02	(250)%	$(0.06)	$(0.06)	—%
Non-GAAP earnings (loss) per share—basic	$0.15	$0.10	50%	$0.24	$0.14	71%
Non-GAAP earnings (loss) per share—diluted	$0.12	$0.09	33%	$0.19	$0.12	58%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$104,254	$77,853	$192,792	$148,495
Less: Platform operations	(58,710)	(41,970)	(110,875)	(82,050)
Gross profit	45,544	35,883	81,917	66,445
Add: Other platform operations	14,660	12,489	28,584	24,657
Contribution ex-TAC	$60,204	$48,372	$110,501	$91,102

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
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Platform operations	$58,710	$41,970	$110,875	$82,050
Sales and marketing	20,474	15,484	36,751	29,713
Technology and development	10,840	7,691	17,978	14,602
General and administrative	18,082	12,696	34,998	26,977
Total operating expenses	108,106	77,841	200,602	153,342
Less:
Traffic acquisition costs	(44,050)	(29,481)	(82,291)	(57,393)
Stock-based compensation	(9,950)	(6,343)	(16,527)	(11,982)
Depreciation and amortization	(5,564)	(4,559)	(11,037)	(8,883)
Acquisition and restructuring costs(1)	(2,546)	(369)	(4,207)	(667)
Non-GAAP operating expenses	$45,996	$37,089	$86,540	$74,417
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed acquisitions for the three and six months ended June 30, 2026 and 2025.
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
The following table presents a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(1,836)	$1,787	$(4,026)	$(1,520)
Add back (less):
Interest income, net	(1,254)	(1,484)	(2,616)	(3,208)
Provision for (benefit from) income taxes	(762)	(291)	(1,168)	(444)
Depreciation and amortization	5,564	4,559	11,037	8,883
Stock-based compensation	9,950	6,343	16,527	11,982
Acquisition and restructuring costs(1)	2,546	369	4,207	667
TRA remeasurement expense(2)	—	—	—	325
Adjusted EBITDA	$14,208	$11,283	$23,961	$16,685
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed acquisitions for the three and six months ended June 30, 2026 and 2025.
(2)TRA remeasurement expense reflects the remeasurement of the TRA liability for the six months ended June 30, 2025.
The following table presents the calculation of net loss as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit	$45,544	$35,883	$81,917	$66,445
Net income (loss)	$(1,836)	$1,787	$(4,026)	$(1,520)
Net income (loss) as a percentage of gross profit	(4)%	5%	(5)%	(2)%
Contribution ex-TAC(1)	$60,204	$48,372	$110,501	$91,102
Adjusted EBITDA	$14,208	$11,283	$23,961	$16,685
Adjusted EBITDA as a percentage of contribution ex-TAC	24%	23%	22%	18%
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
The following table presents a reconciliation of net loss to non-GAAP net income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(1,836)	$1,787	$(4,026)	$(1,520)
Add back (less):
Stock-based compensation	9,950	6,343	16,527	11,982
Acquisition and restructuring costs(1)	2,546	369	4,207	667
TRA remeasurement expense(2)	—	—	—	325
Income tax benefit (expense) related to Viant Technology Inc.’s share of non-GAAP pre-tax income (loss)(3)	(791)	(487)	(1,203)	(653)
Non-GAAP net income	$9,869	$8,012	$15,505	$10,801
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed acquisitions for the three and six months ended June 30, 2026 and 2025.
(2)TRA remeasurement expense reflects the remeasurement of the TRA liability for the six months ended June 30, 2025.
(3)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the three months ended June 30, 2026 and 2025 is calculated using assumed blended tax rates of 26% and 27%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
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
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of shares of Class A common stock such as equity awards using the treasury-stock method and Class B common stock using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except to the extent their inclusion would be anti-dilutive. Shares of our Class B common stock, restricted stock units ("RSUs"), performance stock units ("PSUs"), and nonqualified stock options ("NQSOs") are considered potentially dilutive shares of Class A common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the periods presented:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Earnings (Loss) per Share	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Non-GAAP Earnings (Loss) per Share
Numerator
Net income (loss)	$(1,836)	$(1,836)	$1,787	$1,787
Adjustments:
Add back: Stock-based compensation	—	9,950	—	6,343
Add back: Acquisition and restructuring costs(1)	—	2,546	—	369
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(2)	—	(791)	—	(487)
Non-GAAP net income	(1,836)	9,869	1,787	8,012
Less: Net income (loss) attributable to noncontrolling interests(3)	(1,725)	6,891	1,497	6,407
Net income (loss) attributable to Viant Technology Inc.—basic	$(111)	$2,978	$290	$1,605
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	—	90	377
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	—	(24)	(101)
Add back: Net income (loss) attributable to noncontrolling interests(3)	(1,725)	6,891	—	—
Income tax benefit (expense) related to the Company's share of non-GAAP pre-tax income (loss)(2)	—	(1,812)	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(1,836)	$8,057	$356	$1,881
Denominator
Weighted-average shares of Class A common stock outstanding —basic	19,695	19,695	15,996	15,996
Effect of dilutive securities:
RSUs	—	477	1,497	1,497
NQSOs	—	1,905	2,410	2,410
PSUs	—	—	—	—
Shares of Class B common stock	45,498	45,498	—	—
Weighted-average shares of Class A common stock outstanding —diluted	65,193	67,575	19,903	19,903

Earnings (loss) per share of Class A common stock—basic	$(0.01)	$0.15	$0.02	$0.10
Earnings (loss) per share of Class A common stock—diluted	$(0.03)	$0.12	$0.02	$0.09

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	7,506	—	—	—
NQSOs	4,182	—	—	—
PSUs(4)	487	487	—	—
Shares of Class B common stock	—	—	46,696	46,696
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	12,175	487	46,696	46,696

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed acquisitions for the three months ended June 30, 2026 and 2025.
(2)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the three months ended June 30, 2026 and 2025 is calculated using assumed blended tax rates of 26% and 27%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(3)The adjustment to net income attributable to noncontrolling interests represents stock-based compensation as well as acquisition and restructuring costs attributed to the noncontrolling interests outstanding during the period.
(4)Number of securities outstanding at the end of the period that were excluded from the computation of diluted non-GAAP earnings (loss) per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Earnings (Loss) per Share	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Non-GAAP Earnings (Loss) per Share
Numerator
Net loss	$(4,026)	$(4,026)	$(1,520)	$(1,520)
Adjustments:
Add back: Stock-based compensation	—	16,527	—	11,982
Add back: Acquisition and restructuring costs(1)	—	4,207	—	667
Add back: TRA remeasurement expense(2)	—	—	—	325
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax loss(3)	—	(1,203)	—	(653)
Non-GAAP net income (loss)	(4,026)	15,505	(1,520)	10,801
Less: Net income (loss) attributable to noncontrolling interests(4)	(3,460)	10,963	(620)	8,595
Net income (loss) attributable to Viant Technology Inc.—basic	$(566)	$4,542	$(900)	$2,206
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	—	—	495
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	—	—	(134)
Add back: Net income (loss) attributable to noncontrolling interests(4)	(3,460)	10,963	—	—
Income tax expense (benefit) related to the Company's share of non-GAAP pre-tax loss(3)	—	(2,882)	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(4,026)	$12,623	$(900)	$2,567
Denominator
Weighted-average shares of Class A common stock outstanding —basic	18,767	18,767	16,216	16,216
Effect of dilutive securities:
RSUs	—	732	—	2,222
NQSOs	—	1,886	—	2,749
PSUs	—	—	—	—
Shares of Class B Common stock	45,561	45,561	—	—
Weighted-average shares of Class A common stock outstanding —diluted	64,328	66,946	16,216	21,187

Earnings (loss) per share of Class A common stock—basic	$(0.03)	$0.24	$(0.06)	$0.14
Earnings (loss) per share of Class A common stock—diluted	$(0.06)	$0.19	$(0.06)	$0.12

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	7,506	—	5,058	—
NQSOs	4,182	—	4,769	—
PSUs(5)	487	487	—	—
Shares of Class B common stock	—	—	46,696	46,696
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	12,175	487	56,523	46,696

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed acquisitions for the six months ended June 30, 2026 and 2025.
(2)TRA remeasurement expense reflects the remeasurement of the TRA liability for the six months ended June 30, 2025.
(3)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the six months ended June 30, 2026 and 2025 is calculated using assumed blended tax rates of 26% and 27%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
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
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $193.1 million and working capital, consisting of current assets less current liabilities, of $200.6 million, compared to cash and cash equivalents of $191.2 million and working capital of $219.2 million as of December 31, 2025.
Our primary sources of cash are revenues derived from the programmatic purchase of advertising on our platform and related data, measurement, and other technology-enabled offerings, and our existing cash and cash equivalents, although we have addressed, and may in the future address, our liquidity needs by utilizing our borrowing capacity under the asset-based revolving credit and security agreement we have with PNC Bank (as amended in April 2023) (the “Amended Loan Agreement”), obtaining debt financing from other sources or raising additional funds by issuing equity.
Our primary uses of cash are capital expenditures to develop our technology in support of enhancing our platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; other expenditures to finance our operations, platform development and rapid growth; future minimum payments under our non-cancelable operating leases; repurchases under the stock repurchase program; and acquisitions and investments. We intend to continue investing in critical areas of our business for the remainder of 2026 to further accelerate demand for our products and growth across the platform.
We assess our liquidity in terms of our ability to generate cash sufficient to fund our short- and long-term cash requirements. As such, we project our anticipated cash requirements as well as cash flows generated from operating activities to meet those needs. We believe our existing cash and cash equivalents, cash flows generated from our operations and the undrawn availability under our revolving credit facility will be sufficient to meet our cash requirements over the next 12 months from the date of this report. We believe we will meet longer-term expected future cash requirements and obligations beyond the next 12 months through a combination of existing cash and cash equivalents, cash flow from operations and other sources of liquidity, which could include the undrawn availability under our revolving credit facility and issuances of equity securities or debt offerings. Our ability to fund longer-term operating needs will depend on our ability to generate positive cash flows through operations, our ability to access the capital markets and other factors, including those discussed under the section titled “Risk Factors” in this Quarterly Report.
Commitments
As of June 30, 2026, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $3.1 million for the remainder of 2026, $5.9 million in 2027, $4.5 million in 2028, $3.9 million in 2029, and $3.8 million in 2030, and non-cancelable contractual agreements primarily related to the hosting of our data storage, processing and other computing services, which we estimate will be approximately $7.8 million for the remainder of 2026, $12.2 million in 2027, and $3.0 million in 2028.
We did not have any other off-balance sheet arrangements as of June 30, 2026 other than the minimum payments under our hosting arrangements and the indemnification agreements described above and in Note 14—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Income Taxes and Tax Receivable Agreement
In connection with the initial public offering ("IPO"), we entered into a TRA with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021, as described under Note 11—Income Taxes and Tax Receivable Agreement to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As of June 30, 2026, we concluded that it was more likely than not that our deferred tax assets subject to the TRA will be realized. Therefore, we recorded a liability related to the tax savings we may realize from utilization of such deferred tax assets. As of June 30, 2026, the total liability for the TRA was approximately $12.9 million. If utilization of the deferred tax asset subject to the TRA becomes not more likely than not in the future, we may reverse the liability related to the TRA which will be recognized as a reduction in other expenses within the consolidated statements of operations.
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
Stock Repurchase Program
On April 23, 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of our Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, our board of directors authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. During the three months ended June 30, 2026, we did not repurchase shares of our Class A common stock. During the six months ended June 30, 2026, we repurchased 0.1 million shares of our Class A common stock for an aggregate amount of $1.0 million, including costs associated with the repurchases. As of June 30, 2026, $39.4 million remained available under the stock repurchase program for Class A common stock and Class B unit repurchases. For additional information related to share repurchases, refer to Note 10—Stockholders' Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Revolving Credit Facility
As of June 30, 2026, our Amended Loan Agreement provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of June 30, 2026 and December 31, 2025, there was no outstanding balance and up to $74.1 million of undrawn availability under the revolving credit facility.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of June 30, 2026, the Company was in compliance with all applicable covenants under the Amended Loan Agreement. We do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months from the date of this report.
We are a holding company with no operations of our own and are dependent on distributions from Viant Technology LLC to pay our taxes and satisfy any current or future cash requirements. Our Amended Loan Agreement imposes, and any future credit facilities may impose, limitations on our ability and the ability of Viant Technology LLC to pay dividends to third parties.
For further discussion of our Amended Loan Agreement, refer to Note 9—Revolving Credit Facility to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Cash Flows
Cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows included in Item 1 of this Quarterly Report, are summarized in the following table for the periods presented:

	Six Months Ended June 30,
	2026	2025
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$31,265	$16,482
Cash flows used in investing activities	(25,314)	(12,566)
Cash flows used in financing activities	(4,049)	(36,148)
Net increase (decrease) in cash and cash equivalents	$1,902	$(32,232)
Cash Flows Provided by Operating Activities
Our cash flows from operating activities have been primarily influenced by growth in our operations, increases or decreases in collections from our customers and related payments to our suppliers of advertising media and data. Cash flows from operating activities have been affected by changes in our working capital, particularly changes in accounts receivable, accounts payable and accrued liabilities. The timing of cash receipts from customers and payments to suppliers can significantly impact our cash flows from operating activities. We typically pay suppliers in advance of collections from our customers. Our collection and payment cycles can vary from period-to-period. In addition, we expect seasonality to impact cash flows from operating activities on a quarterly basis.
Cash flows provided by operating activities was $31.3 million for the six months ended June 30, 2026, resulting primarily from net loss of $4.0 million; noncash add back adjustments to net loss of $29.8 million, including $16.5 million for stock-based compensation, $11.0 million for depreciation and amortization, $2.5 million for noncash lease expense, $(1.4) million for deferred tax assets; and an increase of $5.5 million from changes in working capital, primarily including a net increase of $25.5 million in accounts receivable, prepaid assets and other assets related to higher sales and timing of customer collections due to seasonal fluctuations, as well as a net decrease of $18.1 million in accounts payable, accrued liabilities and accrued compensation related to timing of payments.
Cash flows provided by operating activities was $16.5 million for the six months ended June 30, 2025, resulting primarily from net loss of $1.5 million, noncash add back adjustments to net loss of $23.4 million, including $12.0 million for stock-based compensation, $8.9 million for depreciation and amortization and $2.1 million for noncash lease expense; and a decrease of $5.4 million from changes in working capital, primarily including a net decrease of $14.2 million in accounts receivable, prepaid assets and other assets related to the timing of customer collections due to seasonal fluctuations, as well as a net increase of $15.5 million in accounts payable, accrued liabilities and accrued compensation related to timing of payments.
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
Cash flows used in investing activities was $25.3 million for the six months ended June 30, 2026, resulting primarily from $15.4 million in cash paid for acquisitions, $8.8 million of investments in capitalized software to develop our technology in support of enhancing our platform and $1.0 million of purchases of property and equipment.
Cash flows used in investing activities was $12.6 million for the six months ended June 30, 2025, resulting primarily from $7.9 million of investments in capitalized software to develop our technology in support of enhancing our platform, $3.5 million of cash paid for investments, $0.6 million of purchases of property and equipment and $0.5 million of cash paid for acquisitions.

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
Cash flows used in financing activities was $4.0 million for the six months ended June 30, 2026, resulting primarily from $3.1 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards, $1.0 million for the repurchase of stock related to the stock repurchase program, $0.7 million for payments related to member tax distributions, and $0.3 million for payments on the tax receivable agreement liability, partially offset by $1.0 million of proceeds related to the exercise of stock options.
Cash flows used in financing activities was $36.1 million for the six months ended June 30, 2025, resulting primarily from $28.1 million for the repurchase of stock related to the stock repurchase program, $3.2 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards and $6.6 million for payments related to member tax distributions partially offset by $1.8 million of proceeds related to the exercise of stock options.
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
In connection with the TVision acquisition, we made estimates regarding the fair values and useful lives of acquired intangible assets, including developed technology, trademarks and tradenames, customer relationships and panelist relationships, as well as deferred tax assets and goodwill. These estimates involved assumptions regarding future cash flows and revenue growth rates, useful lives, customer and panelist relationships, discount rates, royalty rates, and other factors. The purchase price allocation remains preliminary and may be revised during the measurement period as additional information becomes available.
Except for the estimates associated with the preliminary accounting for the TVision acquisition discussed above, since the date of our Annual Report on Form 10-K for the year ended December 31, 2025, there have been no material changes in our critical accounting policies and estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recently Issued Accounting Pronouncements
For information regarding recently issued accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2026, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our acquisition of TVision Insights, Inc. ("TVision") expands our operations into the audience measurement space, adding attention measurement and data capabilities that we are integrating into our platform and broader product offerings alongside our existing measurement, data, content and identity capabilities, and subjects us to additional risks, including risks relating to the integration of panel-based measurement technologies, the accuracy and reliability of measurement data, increased competition from established measurement providers, and intellectual property and other litigation;
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
We derive revenue from the programmatic purchase of advertising on our platform and related data, measurement and other technology-enabled offerings. We expect that programmatic ad buying will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will largely depend on increasing our customers’ usage of our platform. While the market for programmatic ad buying for desktop and mobile ads is relatively established, the market in other channels is still emerging, and our current and potential customers may not shift quickly enough to programmatic ad buying from other buying methods, which could reduce our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform, and our business, growth prospects and financial condition would be adversely affected.
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
Legislators, regulators, and other authorities have focused heavily on third-party data suppliers and the advertising industry in recent years, and we expect this to continue. State privacy laws and other U.S. and foreign laws governing Personal Information and privacy pose additional and material compliance risks to such suppliers and companies operating in the advertising industry. In addition, state lawmakers continue to update or enact new laws governing activities of data brokers. For example, states increasingly require companies like ours to honor requests to opt out of certain advertising related uses and disclosures of Personal Information through browser-or device-based mechanisms and California will soon require browsers to support such mechanisms, which may increase our compliance costs. Further, California will soon require data brokers to honor deletion requests made through a centralized mechanism, which may limit the availability of data on our platform. These developments could impact our business and diminish our revenue.
Furthermore, digital advertising and in-app advertising are largely dependent on established technology companies and their operation of the most commonly used internet browsers (Chrome, Firefox, Internet Explorer and Safari), devices, operating systems (such as Android and iOS) and applications. These companies may change the operations or policies of their browsers, devices and operating systems in a manner that fundamentally changes our ability to operate our platform or use or collect data. Users of these browsers, devices or operating systems may also adjust their behaviors and use of technology in ways that change our ability to collect data. Digital advertising and in-app advertising are also dependent, in part, on internet protocols and the practices of internet service providers, including IP address allocation. Changes that these providers make to their practices, or adoption of new internet protocols, may materially limit or alter the availability of data. Individuals may increasingly resist or turn off the collection, use, and sharing of Personal Information to deliver targeted advertising. Individuals are increasingly becoming aware of options related to consent, browser-based signals including the “Global Privacy Control,” a browser setting that notifies websites of a user's privacy preferences, and other “ad-blocking” software, any of which could materially impact our and our data supplier’s ability to collect, use and disclose Personal Information. Individuals also use controls available to them through their mobile devices to turn off “tracking” and the delivery of personalized ads through mobile apps. A limitation or alteration of the availability of data in any of these or other instances may have a material impact on the advertising technology industry, which could decrease advertising budgets and subsequently reduce our revenue and adversely affect our business, operating results and financial condition. Please see “—Risks Related to Data Privacy and Artificial Intelligence” for additional discussion of the laws and regulations governing the collection of data to which we are or may become subject and about the risks to our business associated with such laws and regulations.
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
We had approximately 470 employees as of June 30, 2026. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
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
We have acquired businesses and technologies to enhance our capabilities and grow our business, including our acquisition of TVision, which closed on May 1, 2026. The TVision acquisition expands our operations into the audience measurement space, adding attention measurement and data capabilities that we are integrating into our platform and broader product offerings alongside our existing measurement, data, content and identity capabilities, and subjects us to additional risks, including risks relating to the integration of panel-based measurement technologies, the accuracy and reliability of measurement data, increased competition from established measurement providers, and intellectual property and other litigation. To the extent we find suitable and attractive acquisition candidates and business opportunities in the future, we may continue to acquire other complementary businesses, products and technologies and enter into joint ventures or similar strategic relationships. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices, tax liabilities, actual or threatened litigation, privacy or cybersecurity issues or employee or customer issues. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. We may not be able to successfully integrate the services, products and personnel of any acquired business into our operations. In addition, any future acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business and distract our management. Further, we may be unable to realize the revenue improvements, cost savings and other intended benefits of any such transaction. Acquisitions involve numerous other risks, any of which could harm our business, including:
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
We rely on proprietary computer vision, sensor technology, and other technologies installed in panelist households to gather television, digital, and audience measurement data to track viewing attention, engagement, and co-viewing behavior from households. It may be increasingly difficult and costly to recruit households willing to permit the installation of cameras and sensors in their living spaces. Shifts in consumer sentiment around data collection, opt-in monitoring, and in-home technology, as well as heightened consumer awareness of and sensitivity to privacy, could result in greater reluctance to participate in our panels and difficulty retaining a representative panel, which could impair our ability to maintain adequate sample sizes and demographic representation. In addition, aspects of our computer vision technology that perform facial recognition may be subject to biometric privacy laws, as well as other state and local laws regulating the collection and use of biometric identifiers and other personal information. Changes in or expanded enforcement of such laws could increase compliance costs, limit our ability to collect certain data, or expose us to litigation risk. As a result, ensuring that our recruited panel mirrors the behaviors and characteristics of the broader U.S. viewing population, and covers the range of demographic segments requested by our customers, presents an ongoing challenge. Additionally, as viewing habits fragment across television, connected TV, and streaming platforms, maintaining a panel that adequately captures the full spectrum of consumption behavior becomes more complex.
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
We also compete with large privately-held companies such as Yahoo DSP, with public companies exclusively serving our industry such as The Trade Desk, and with divisions of large, well-established public companies such as Google and Amazon. Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, allowing them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive customer bases and broader supplier relationships than we have and operate internationally. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper marketer relationships, offer services at lower prices, or offer a global range of services and inventory. Increased competition may result in reduced pricing for our platform, increased sales and marketing expense, longer sales cycles or a decrease of our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business. These companies may also have greater brand recognition and longer histories than we have and may actively seek to serve our market and have the power to significantly change the nature of the marketplace to their advantage. Some of our larger competitors, particularly those that are divisions of large companies, have substantially broader product offerings and may leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that may discourage customers from using our platform, including through selling at zero or negative margins or product bundling with other services they provide at reduced prices. Customers may prefer to purchase advertising from social media platforms or other closed platforms, which they cannot acquire through our platform. Potential customers may also prefer to purchase from their existing platform rather than a new platform regardless of product performance or features. These larger competitors often have broader product lines and market focus and may therefore not be as susceptible to downturns in a particular market. We may also experience negative market perception as a result of being a smaller company than our larger competitors.
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
In the United States, an ever-increasing number of laws and regulations apply to the Processing of Personal Information. In recent years, the U.S. federal and state legislatures, along with regulatory authorities at the state and federal level, have increased their focus on the collection and use of Personal Information, including relating to “interest-based,” “cross-context behavioral,” or “targeted” advertising. For example, the FTC has been very active in bringing enforcement actions against companies that handle Personal Information it views as sensitive for advertising purposes, including location data brokers and companies that process health-related data. These enforcement actions may signal increased ongoing regulatory scrutiny of advertising practices, particularly those that involve “sensitive” categories of personal data such as health data, data related to children and teens, and precise location information. The FTC could expand this focus by acting on new authority to enforce a federal law focused on disclosures of certain information it classifies as sensitive to certain restricted countries or entities under the control of such countries.
State legislatures have also continued their focus in this area. For example, state privacy laws require covered businesses to, among other things, provide disclosures to consumers and grant consumers a right to opt-out of use and disclosure of their Personal Information for purposes of showing targeted advertisements and “sales” of Personal Information, a concept that is broadly defined as the disclosure of Personal Information to a third party for monetary or other valuable consideration. Certain state privacy laws also require or will require companies to respond to user-enabled opt out preference signals or "global privacy controls," such as those expressed through a browser plug-in or privacy setting, device setting, or other mechanisms, that communicate or signal the consumer’s choice to opt-out of the sale or sharing of their Personal Information, or the use of their Personal Information for targeted advertising. Laws additionally require covered businesses to take extra precautions for data deemed “sensitive” and offer consumers rights to access, delete, and correct their Personal Information. These laws are generally enforced by each state’s attorney general with potentially steep penalties for violations.
Lawmakers and regulators are also focused on data Processing by companies that do not have direct relationships with the consumers whose Personal Information they sell or share. Several states, including California, Oregon, Texas, Connecticut, and New Jersey, have enacted or updated laws restricting the activities of data brokers. Beyond additional transparency requirements, beginning in August 2026, companies registered as data brokers in California will be required to honor deletion requests expressed by California residents through a centralized mechanism the state will create. These obligations may reduce the data available to Viant and may result in reductions in revenue.
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
Related to health information, the Washington state My Health My Data Act ("MHMD") introduced a host of requirements covering a very broadly defined notion of consumer health data, including obligations on disclosures of such data that will impact the advertising industry. MHMD is subject to a private right of action, and plaintiffs’ attorneys could explore claims testing the bounds of the law’s text. Other states (e.g., Nevada) have enacted similar laws (though without a private right of action), and we expect more states will follow.
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
For example, in recent years browser providers have enacted and may continue to enact changes restricting the use of third-party cookies in their browsers, which may cause instability in the digital advertising market. Execution and measurement in digital advertising relies to a significant extent on the use of cookies, pixels and other similar technology, including mobile device identifiers that are provided by mobile operating systems for advertising purposes, to collect data about users and devices (collectively referred to as "cookies"). Although we believe our business is less reliant on cookies than some of our competitors because we do not need cookies for marketers and their advertising agencies to identify consumers with our identity resolution capabilities and identity graph, we do use third-party cookies in connection with obtaining information about consumers, and for delivering digital advertising. Today, Apple's Safari, Mozilla's Firefox and Microsoft's Edge already block third-party cookies by default. Google's web browser, Chrome, offers controls over third-party cookies and may introduce new browser-level controls on Chrome. Google’s ongoing development of these technologies, which may not favor us or our partners, has created and will likely continue to create industry uncertainty regarding the potential effects on user experience and advertiser targeting and measurement. Although we believe our platform is well-positioned to adapt to such changes, particularly with our HHID and IRIS_ID, the impact of such changes remains uncertain and could be more disruptive than we anticipate, including to the display advertising ecosystem in particular, where such changes could adversely impact our growth in that channel. Google has also introduced ad blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. Other browsers have added similar controls. These actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate, which could cause changes in advertising budget allocations and thereby could negatively impact our business. In addition, these browser and platform providers may frequently delay or change their previously announced operations or policies.
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
In addition to our ViantAI product suite, we use AI Technologies licensed from third parties in our solutions and our operations and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers, and our business will be harmed. In addition, to the extent any third party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider. In addition, the rapid adoption of generative AI and AI-powered search tools, including agentic AI systems, could reduce the volume of consumer traffic to the open web and other channels, which could in turn reduce the supply of programmatic advertising inventory available on our platform. If consumers increasingly obtain information and make purchasing decisions through AI-generated summaries or AI agents rather than by browsing publisher websites, advertising impressions available for programmatic purchase could decline, which could adversely affect our revenue and growth.
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
In connection with our acquisition of TVision, we assumed certain pending litigation with The Nielsen Company (US), LLC ("Nielsen"). Nielsen has filed multiple patent infringement actions against TVision since 2021. In June 2026, a jury returned a unanimous verdict in our favor in the 2022 action (Case No. 1:22-cv-00057, D. Del.), finding that we did not infringe the asserted patent relating to Automatic Content Recognition technology used in our measurement services. One case remains active: a 2025 action (Case No. 1:25-cv-00575, D. Del.) alleging infringement of an additional Nielsen patent. In November 2025, TVision filed antitrust counterclaims in the 2025 action alleging that Nielsen has used anticompetitive practices, including serial patent litigation, exclusionary contract terms, and monopoly power in the TV audience measurement market, to suppress competition in violation of the Sherman Antitrust Act.
While we believe the pending patent claims against us lack merit and that our antitrust counterclaims are well-founded, patent and antitrust litigation is inherently uncertain, complex, and costly. Nielsen may appeal the June 2026 verdict, and we cannot assure you that such appeal would not be successful. In addition, we cannot assure you that our antitrust counterclaims will result in a favorable outcome or any monetary recovery.
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
We are a holding company, and our only business is to act as the managing member of Viant Technology LLC, and our only material assets are Class A units representing approximately 31.7% of the membership interests of Viant Technology LLC as of June 30, 2026. We do not have any independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will depend upon the financial results and cash flows of Viant Technology LLC.
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
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of our income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging unitholder’s tax basis in its units at the time of the relevant exchange; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The increases in the tax basis of the intangible assets of Viant Technology LLC as a result of the exchanges of Viant Technology LLC units and certain other tax benefits will be subject to the TRA. As of June 30, 2026, we concluded that it was more likely than not that our deferred tax assets subject to the Tax Receivable Agreement will be realized. Therefore, we recorded a liability related to the tax savings we may realize from utilization of such deferred tax assets. As of June 30, 2026, the total TRA liability is approximately $12.9 million. If utilization of the deferred tax asset subject to the TRA becomes not more likely than not in the future, we may reverse the liability related to the TRA. Upon recognition of the TRA, there may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by Viant Technology LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.
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
Tax laws applicable to our business activities are subject to interpretation. We are subject to audit by the IRS and by taxing authorities in the state and local jurisdictions in which we operate. Our tax obligations are based on how tax authorities in such jurisdictions assess revenue-based taxes such as sales and use taxes. Taxing authorities are and may continue to challenge our tax positions and methodologies including our positions regarding the collection of sales and use taxes and the jurisdictions in which we are subject to taxes, which could expose us to additional taxes and penalties. Defending against such audits can result in significant legal and administrative costs and divert management’s attention and resources. In addition, our future tax expense could increase as a result of changes in tax laws, regulations or accounting principles, or changes in the interpretation of the same, or as a result of earning income in jurisdictions that have higher tax rates. Further, several jurisdictions have proposed or enacted taxes applicable to digital services and software. For example, California enacted legislation in June 2026 that, effective January 1, 2027, extends the state's sales and use tax to prewritten software accessed remotely. This and similar developments in other jurisdictions could increase the cost of software and technology services we purchase, require us to collect additional taxes on certain offerings, and increase our overall tax obligations and compliance costs.
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
Our quarterly and annual operating results have fluctuated in the past and we expect our future operating results to fluctuate due to a variety of factors, many of which are beyond our control. In particular, we offer our customers a choice of two different pricing options: a percentage of spend option and a fixed CPM pricing option. We also offer our customers the ability to use our services to aid them in data management, media execution and advanced reporting. Our revenue and contribution ex-TAC vary across these different pricing and service options, and therefore our results may vary based on the mix of pricing and service options chosen by customers in any given period. Contribution ex-TAC is a non-GAAP financial measure. For a detailed discussion of our key operating and financial performance measures and a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.” The varying nature of our pricing mix between periods may make it more difficult for us to forecast our future operating results. Further, variation in our pricing mix may make it more difficult to make comparisons between prior, current and future periods. Period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. Fluctuations in our operating results could cause our performance to fall below the expectations of securities analysts and investors and adversely affect the price of our Class A common stock. Because our business is changing and evolving rapidly, and the macroeconomic and geopolitical environment continues to evolve as a result of pandemics, bank failures, labor shortages, supply chain disruptions, tariffs, inflation and monetary supply shifts, high interest rates, tightening of credit markets, political cycles, changes in laws and interpretations of laws, changes in the volume and relative mix of U.S. government spending, cost-cutting and efficiency initiatives and potential disruptions from international conflicts and acts of terrorism, our historical operating results may not be necessarily indicative of our future operating results. In addition to changes in terms of mix of our different pricing options, factors that may cause our operating results to fluctuate include the following:
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
Through their ownership of common stock, the Vanderhook Parties control approximately 65% of the voting power of our common stock in the election of directors as of June 30, 2026. This control limits or precludes your ability to influence corporate matters. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.
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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In April 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50.0 million of our Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, our board of directors authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50.0 million of the Company's Class A common stock or Class B units of Viant Technology LLC. For additional information related to share repurchases, refer to Note 10—Stockholders' Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
We did not repurchase any shares of Class A common stock or Class B units during the three months ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)On June 17, 2026, Larry Madden, our Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 144,978 shares of the Company’s Class A common stock, including up to 86,280 shares to be issued upon the vesting of restricted stock units, which will be reduced by the number of shares withheld or sold at the direction of the Company to cover taxes, if any, through March 31, 2027. During the three months ended June 30, 2026, no other director or "officer" (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

VIANT TECHNOLOGY INC.

Date: August 10, 2026	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)