Form 10-Q
period 2026-09-30
Viant Technology Inc.
filed 2026-11-09
CIK 1828791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of November 6, 2026, there were 20,240,978 shares and 45,289,716 shares of the registrant’s Class A and Class B common stock, respectively, each $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties.
In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “intend,” “consider,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “commit,” “ensure,” “target,” “predict” or “continue” or the negative or plural of these words or other similar terms or expressions. All statements other than statements of historical fact are forward-looking statements, which speak only as of the date they are made and are not guarantees of future performance. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about: our future financial performance, including our revenue, cost of revenue, gross profit, contribution excluding traffic acquisition costs (“contribution ex-TAC”), adjusted EBITDA, and operating expenses; trends in our key business measures; the sufficiency of our cash and cash equivalents and cash provided by sales of our products and services to meet our liquidity needs; market trends; our market position and opportunity; our growth and product strategies, including our expectations relating to ViantAI; our efforts to enhance the security and privacy of our platform; the impact of information and data privacy trends and regulations on our business and competitors; the potential impacts of macroeconomic and geopolitical events on our business and the business of our customers, suppliers and channel partners, and the economy; payments under our Tax Receivable Agreement; potential impacts from changes in applicable tax laws and other legislation; repurchases of stock related to the stock repurchase program; our ability to attract new customers and retain existing customers; our ability to successfully expand into our existing markets and into new markets; our ability to effectively manage our growth and future expenses; our environmental and sustainability initiatives; the expected benefits of, and our integration of, the recently completed acquisitions of TVision Insights, Inc. and Waymark I Inc.; the outcome of legal proceedings to which we or our subsidiaries are or may become a party; and the impact of recent accounting pronouncements on our unaudited condensed consolidated financial statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$110,428	$85,582	$303,220	$234,077
Operating expenses:
Platform operations	58,820	45,743	169,695	127,793
Sales and marketing	21,650	16,740	58,401	46,453
Technology and development	10,741	7,703	28,719	22,305
General and administrative	17,351	11,165	52,349	38,142
Total operating expenses	108,562	81,351	309,164	234,693
Income (loss) from operations	1,866	4,231	(5,944)	(616)
Other expense (income), net:
Interest income, net	(1,401)	(1,463)	(4,017)	(4,671)
TRA remeasurement expense	—	—	—	325
Total other expense (income), net	(1,401)	(1,463)	(4,017)	(4,346)
Income (loss) before income taxes	3,267	5,694	(1,927)	3,730
Provision for (benefit from) income taxes	649	541	(519)	97
Net income (loss)	2,618	5,153	(1,408)	3,633
Less: Net income (loss) attributable to noncontrolling interests	2,551	4,157	(909)	3,537
Net income (loss) attributable to Viant Technology Inc.	$67	$996	$(499)	$96
Earnings (loss) per share of Class A common stock:
Basic	$0.00	$0.06	$(0.03)	$0.01
Diluted	$0.00	$0.06	$(0.03)	$0.00
Weighted-average shares of Class A common stock outstanding:
Basic	20,660	16,331	19,279	16,255
Diluted	21,223	19,179	19,279	20,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	As of September 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$183,209	$191,151
Accounts receivable, net of allowances	163,753	177,139
Prepaid expenses and other current assets	16,047	7,902
Total current assets	363,009	376,192
Property, equipment, and software, net	40,616	35,069
Operating lease assets, net	19,025	19,689
Intangible assets, net	13,788	2,899
Goodwill	32,407	19,190
Deferred tax assets	33,544	17,524
Other assets	14,373	4,100
Total assets	$516,762	$474,663
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable	$65,697	$83,520
Accrued liabilities	67,800	50,828
Accrued compensation	15,074	12,988
Deferred revenue	2,582	583
Current portion of operating lease liabilities	5,420	5,080
Other current liabilities	8,146	4,036
Total current liabilities	164,719	157,035
Long-term debt	—	—
Long-term portion of operating lease liabilities	15,612	16,668
Long-term portion of TRA liability	13,161	12,159
Total liabilities	193,492	185,862
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value
Authorized shares — 10,000,000
Issued and outstanding — none	—	—
Class A common stock, $0.001 par value
Authorized shares — 450,000,000
Issued — 22,020,072 and 18,271,293	22	18
Outstanding — 21,209,646 and 17,593,198
Class B common stock, $0.001 par value
Authorized shares — 150,000,000
Issued and outstanding — 45,289,716 and 45,717,216	45	46
Additional paid-in capital	229,177	182,744
Accumulated deficit	(104,429)	(91,751)
Treasury stock, at cost; 810,426 and 678,095 shares held	(10,140)	(8,920)
Total stockholders’ equity attributable to Viant Technology Inc.	114,675	82,137
Noncontrolling interests	208,595	206,664
Total equity	323,270	288,801
Total liabilities and stockholders’ equity	$516,762	$474,663
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of June 30, 2026	21,053	$21	45,402	$45	$217,876	$(104,493)	—	$—	$205,378	$318,827
Issuance of Class A common stock related to vesting of restricted stock units	812	1	—	—	—	—	—	—	—	1
Issuance of Class A common stock related to acquisitions	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	42	—	—	—	326	—	—	—	—	326
Exchange of Class B common stock for Class A common stock	113	—	(113)	—	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(361)	(4,602)	—	(4,602)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(450)	(5,543)	—	(5,543)
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—
Reissuance of treasury stock	—	—	—	—	—	(3)	—	5	—	2
Tax receivable agreement liability and deferred taxes arising from exchanges or remeasurements	—	—	—	—	(323)	—	—	—	—	(323)
Allocation of equity to noncontrolling interests	—	—	—	—	(666)	—	—	—	666	—
Accrued member tax distributions	—	—	—	—	(27)	—	—	—	—	(27)
Stock-based compensation	—	—	—	—	11,991	—	—	—	—	11,991
Net income	—	—	—	—	—	67	—	—	2,551	2,618
Balance as of September 30, 2026	22,020	$22	45,290	$45	$229,177	$(104,429)	(810)	$(10,140)	$208,595	$323,270

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of June 30, 2025	18,234	$18	46,696	$47	$129,306	$(75,767)	(1,982)	$(26,127)	$228,126	$255,603
Issuance of Class A common stock related to vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	942	1	(942)	(1)	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	—	—	—	—
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(1,025)	(9,974)	—	(9,974)
Retirement of treasury stock	(942)	(1)	—	—	—	(8,999)	942	9,000	—	—
Reissuance of treasury stock	—	—	—	—	—	(6,524)	480	6,785	—	261
Allocation of equity to noncontrolling interests	—	—	—	—	(2,808)	—	—	—	2,808	—
Accrued member tax distributions	—	—	—	—	3	—	—	—	—	3
Stock-based compensation	—	—	—	—	7,364	—	—	—	—	7,364
Net income	—	—	—	—	—	996	—	—	4,157	5,153
Balance as of September 30, 2025	18,234	$18	45,755	$46	$133,865	$(90,294)	(1,585)	$(20,316)	$235,091	$258,410

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited; in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2025	18,271	$18	45,717	$46	$182,744	$(91,751)	(678)	$(8,920)	$206,664	$288,801
Issuance of Class A common stock related to vesting of restricted stock units	1,595	2	—	—	—	—	—	—	—	2
Issuance of Class A common stock related to acquisitions	1,657	2	—	—	18,852	—	—	—	—	18,854
Exercise of stock options	68	—	—	—	478	—	—	—	—	478
Exchange of Class B common stock for Class A common stock	428	—	(428)	(1)	—	—	—	—	—	(1)
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(658)	(7,723)	—	(7,723)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(544)	(6,530)	—	(6,530)
Retirement of treasury stock	—	—	—	—	—	—	—	—	—	—
Reissuance of treasury stock	—	—	—	—	—	(12,179)	1,069	13,033	—	854
Tax receivable agreement liability and deferred taxes arising from exchanges or remeasurements	—	—	—	—	(548)	—	—	—	—	(548)
Allocation of equity to noncontrolling interests	—	—	—	—	(2,840)	—	—	—	2,840	—
Accrued member tax distributions	—	—	—	—	(399)	—	—	—	—	(399)
Stock-based compensation	—	—	—	—	30,890	—	—	—	—	30,890
Net loss	—	—	—	—	—	(499)	—	—	(909)	(1,408)
Balance as of September 30, 2026	22,020	$22	45,290	$45	$229,177	$(104,429)	(810)	$(10,140)	$208,595	$323,270

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2024	17,934	$18	46,754	$47	$125,386	$(50,566)	(1,565)	$(21,046)	$220,236	$274,075
Issuance of Class A common stock related to vesting of restricted stock units	243	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Exchange of Class B common stock for Class A common stock	999	1	(999)	(1)	—	—	—	—	—	—
Repurchase of stock related to tax withholdings on vested equity awards	—	—	—	—	—	—	(243)	(3,232)	—	(3,232)
Repurchase of stock related to the stock repurchase program	—	—	—	—	—	—	(3,031)	(37,945)	—	(37,945)
Retirement of treasury stock	(942)	(1)	—	—	—	(8,999)	942	9,000	—	—
Reissuance of treasury stock	—	—	—	—	—	(30,825)	2,312	32,907	—	2,082
Allocation of equity to noncontrolling interests	—	—	—	—	(11,318)	—	—	—	11,318	—
Accrued member tax distributions	—	—	—	—	(1,201)	—	—	—	—	(1,201)
Stock-based compensation	—	—	—	—	20,998	—	—	—	—	20,998
Net income	—	—	—	—	—	96	—	—	3,537	3,633
Balance as of September 30, 2025	18,234	$18	45,755	$46	$133,865	$(90,294)	(1,585)	$(20,316)	$235,091	$258,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIANT TECHNOLOGY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,408)	$3,633
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,930	13,690
Stock-based compensation	26,892	18,410
Provision for doubtful accounts	1,000	23
Loss on disposal of assets	174	3
Noncash lease expense	3,705	3,062
Deferred taxes	(819)	—
Changes in operating assets and liabilities:
Accounts receivable	13,312	4,127
Prepaid expenses and other assets	(17,361)	1,163
Accounts payable	(21,357)	(10,476)
Accrued liabilities	15,332	(8,768)
Accrued compensation	649	(476)
Deferred revenue	304	30
Operating lease liabilities	(3,797)	(3,386)
Other liabilities	2,157	(1,504)
Net cash provided by operating activities	35,713	19,531
Cash flows from investing activities:
Purchases of property and equipment	(1,422)	(825)
Capitalized software development costs	(13,518)	(12,564)
Cash paid for acquisitions, net of cash acquired	(15,438)	(549)
Cash paid for investments	—	(3,500)
Net cash used in investing activities	(30,378)	(17,438)
Cash flows from financing activities:
Repurchase of stock related to tax withholdings on vested equity awards	(7,723)	(3,232)
Repurchase of stock related to the stock repurchase program	(5,915)	(38,090)
Payment of member tax distributions	(691)	(6,617)
Proceeds from the exercise of stock options	1,331	2,084
Payment on tax receivable agreement liability	(279)	—
Net cash used in financing activities	(13,277)	(45,855)
Net decrease in cash and cash equivalents	(7,942)	(43,762)
Cash and cash equivalents at beginning of period	191,151	205,048
Cash and cash equivalents at end of period	$183,209	$161,286
Supplemental disclosure of cash flow information:
Cash paid for interest	$211	$211
Cash paid for income taxes, net	225	245
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	3,998	2,588
Operating lease assets obtained in exchange for operating lease liabilities including adjustments	3,073	6
Capitalized assets financed by accounts payable and accrued liabilities	2,197	1,469
Issuance of common stock in connection with acquisitions	18,854	—
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
The condensed consolidated statements of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.
There have been no material changes to the significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, primarily those related to revenue recognition, stock-based compensation, income taxes, allowances for doubtful accounts, leases, the useful lives of capitalized software development costs and other property, equipment, and software assumptions used in the impairment analyses of long-lived assets, investments and goodwill and assumptions used in valuing acquired assets and liabilities assumed in business combinations. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amount of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Traffic acquisition costs	$43,194	$32,592	$125,485	$89,985
Other platform operations	15,626	13,151	44,210	37,808
Total platform operations	$58,820	$45,743	$169,695	$127,793
Cash and Cash Equivalents
For purposes of balance sheet presentation and reporting of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of cash in bank accounts and money market funds for which the carrying value approximates fair value due to their short-term nature. Cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. As of September 30, 2026, cash equivalents included money market funds of $167.6 million.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Accounts Receivable, Net of Allowances
The following table presents changes in the allowance for doubtful accounts for the nine months ended September 30, 2026:

Balance as of December 31, 2025	$1,055
Provision for doubtful accounts	1,000
Write-offs, net of recoveries	(579)
Balance as of September 30, 2026	$1,476
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
For the three and nine months ended September 30, 2026, one advertising agency holding company accounted for 11.6% and 12.3% of consolidated revenue, respectively. For the three and nine months ended September 30, 2025, no individual customers or advertising agency holding companies accounted for more than 10% of consolidated revenue.
As of September 30, 2026, one advertising agency holding company accounted for 11.0% of consolidated accounts receivable. As of December 31, 2025, two advertising agency holding companies accounted for 14.8% and 12.0% of consolidated accounts receivable.
As of September 30, 2026, two individual suppliers accounted for 17.3% and 14.8% of consolidated accounts payable and accrued liabilities. As of December 31, 2025, one individual supplier accounted for 16.8% of consolidated accounts payable and accrued liabilities.
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
As of September 30, 2026, the Company had non-marketable equity investments without readily determinable fair value of $3.5 million. The Company did not record any adjustments to the carrying value resulting from observable price changes or impairment and accordingly did not recognize any gains or losses for the nine months ended September 30, 2026.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

JOBS Act Election as an Emerging Growth Company
On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” the Company may, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. An “emerging growth company” is one with less than $1.235 billion in annual gross revenues, has issued $1 billion or less of non-convertible debt over a three-year period and is not deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (“SEC”). The Company will remain an emerging growth company until December 31, 2026.
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
3. Revenue
The disaggregation of revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Over-time revenue	$4,251	$1,981	$8,435	$5,198
Point-in-time revenue	106,177	83,601	294,785	228,879
Total revenue	$110,428	$85,582	$303,220	$234,077
Revenue for unsatisfied performance obligations expected to be recognized in the future for contracts with an original expected duration of greater than one year was $10.7 million as of September 30, 2026 and $0.7 million as of December 31, 2025. The Company expects to recognize these remaining performance obligations as revenue primarily over the next one to two years, based on the fixed consideration anticipated to be recognized over the remaining contractual term of its contracts with customers. The Company has elected the use of the practical expedient to not disclose information about remaining performance obligations for contracts with an original expected duration of less than one year, which is the majority of the Company’s contracts. Remaining deferred revenue that is anticipated to be recognized during the succeeding 12 month period is recorded in the current portion of deferred revenue within the condensed consolidated balance sheets.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

4. Property, Equipment, and Software, Net
Major classes of property, equipment, and software were as follows:

	As of September 30,	As of December 31,
	2026	2025
Capitalized software development costs	$136,257	$122,214
Computer equipment	4,165	2,541
Purchased software	12	12
Furniture, fixtures and office equipment	1,125	1,139
Leasehold improvements	4,041	3,868
Total property, equipment, and software	145,600	129,774
Less: Accumulated depreciation	(104,984)	(94,705)
Total property, equipment, and software, net	$40,616	$35,069
Depreciation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Platform operations	$4,471	$3,627	$13,494	$10,623
Sales and marketing	127	81	353	234
Technology and development	494	873	1,478	2,180
General and administrative	57	47	162	132
Total	$5,149	$4,628	$15,487	$13,169
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
As of September 30, 2026, the Company's operating leases had a weighted-average remaining lease term of approximately five years and a weighted-average incremental borrowing rate of 4.2%. As of December 31, 2025, the Company's operating leases had a weighted-average remaining lease term of approximately five years and a weighted-average incremental borrowing rate of 4.1%.
Cash paid for amounts included in operating lease liabilities was $1.5 million and $4.4 million for the three and nine months ended September 30, 2026, respectively, and $1.6 million and $4.0 million for the three and nine months ended September 30, 2025, respectively.
The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,468	$1,373	$4,411	$3,899
Short-term lease cost	267	230	305	491
Variable lease cost	101	—	332	—
Total lease cost	$1,836	$1,603	$5,048	$4,390

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

As of September 30, 2026, the Company had a remaining contractual obligation of $0.6 million related to a short-term lease to be paid through 2027. The effective term of this lease is based on the cumulative days available for use throughout the contractual term, which is less than one year. The cost for this lease is included in the disclosure of short-term lease cost. This lease and other of our short-term leases are not recorded on the Company's condensed consolidated balance sheet due to our accounting policy election for short-term leases.
Future minimum lease payments were as follows:

As of September 30,
Year	2026
Remainder of 2026	$1,492
2027	6,295
2028	4,534
2029	3,940
2030	3,769
Thereafter	3,341
Total undiscounted future lease payments	23,371
Less: Commitments for leases not yet commenced	(235)
Less: Imputed interest	(2,104)
Present value of operating lease liabilities	21,032
Less: Operating lease liabilities, current	(5,420)
Operating lease liabilities, noncurrent	$15,612

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
The estimated purchase consideration is approximately $37.3 million, consisting of $16.2 million in cash, $18.9 million of our Class A common stock, and the estimated amount expected to be payable under a contractual holdback arrangement. Under the purchase agreement, $4.2 million of the consideration is held back to cover customary post-closing working capital adjustments and possible indemnification claims. As of September 30, 2026, the post-closing working capital adjustment was finalized at approximately $2.0 million, reducing the purchase consideration as reflected in the preliminary allocation of purchase consideration.
The preliminary allocation of the total purchase consideration as of September 30, 2026 was as follows:

Total
(in thousands)
Cash and cash equivalents	$716
Accounts receivable and other assets	2,786
Intangible assets	12,300
Deferred tax asset	14,652
Goodwill	13,217
Accounts payable and other liabilities	(6,369)
Total	$37,302
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

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

7. Goodwill and Intangible Assets, Net
The Company’s goodwill balance as of September 30, 2026 and December 31, 2025 is $32.4 million and $19.2 million, respectively. The change in the carrying amount of goodwill for the nine months ended September 30, 2026 consists of the Company's May 2026 acquisition of TVision. The balance as of December 31, 2025 is comprised of the Company’s November 2024 acquisition of IRIS.TV as well as the February 2017 acquisition of Adelphic.
The balances of intangible assets and accumulated amortization were as follows:

	As of September 30, 2026
	Remaining Weighted-Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	5.1	$14,986	$(6,384)	$8,602
Customer relationships	6.6	3,500	(2,371)	1,129
Trademarks/tradenames	4.4	4,920	(1,848)	3,072
Panelist relationships	3.6	1,100	(115)	985
Total		$24,506	$(10,718)	$13,788

	As of December 31, 2025
	Remaining Weighted- Average Useful Life (years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.7	$7,986	$(5,500)	$2,486
Customer relationships	0.0	2,300	(2,300)	—
Trademarks/tradenames	3.7	1,920	(1,507)	413
Total		$12,206	$(9,307)	$2,899
Amortization of intangible assets recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Platform operations	$525	$133	$1,080	$383
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	219	46	363	138
Total	$744	$179	$1,443	$521

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

Estimated future amortization of intangible assets is as follows:

As of September 30,
Year	2026
Remainder of 2026	$712
2027	2,847
2028	2,847
2029	2,829
2030	2,398
Thereafter	2,155
Total	$13,788
8. Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	As of September 30,	As of December 31,
	2026	2025
Accrued traffic acquisition costs	$53,217	$38,399
Other accrued liabilities	14,583	12,429
Total accrued liabilities	$67,800	$50,828
As of September 30, 2026 and December 31, 2025, the Company had a balance of $1.0 million and $0.2 million, respectively, payable to related parties for expenses such related parties incurred on the Company's behalf, which was recorded within accrued liabilities on the condensed consolidated balance sheets. The related expense incurred by the Company was $0.6 million and $1.9 million for the three and nine months ended September 30, 2026, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2025, respectively.
9. Revolving Credit Facility
In October 2019, the Company entered into a senior secured revolving credit and security agreement (the "Loan Agreement") with PNC Bank, National Association (“PNC Bank”) that was amended in April 2023 (the "Amended Loan Agreement"). The Amended Loan Agreement increased the borrowing capacity to $75.0 million, extended the maturity date to April 4, 2028, and changed the rates at which advances will bear interest. The Amended Loan Agreement is collateralized by security interests in substantially all of the Company's assets.
Advances under the Amended Loan Agreement bear interest through maturity at a variable rate based upon the selection of either a Domestic Rate Loan or a Term SOFR Rate Loan (each, as defined in the Amended Loan Agreement). For Domestic Rate Loans, borrowings bear interest at the Alternate Base Rate plus an applicable margin. The Alternate Base Rate is defined as a fluctuating interest rate equal to the greater of (1) the base commercial lending rate of PNC Bank, (2) the overnight federal funds rate plus 0.50% and (3) the Daily Simple SOFR plus 1.00%. For Term SOFR Rate Loans, borrowings bear interest at the Term SOFR Rate (as defined in the Amended Loan Agreement) plus the SOFR Adjustment of 0.10% plus an applicable margin. The applicable margin is between 1.00% and 1.25% for Domestic Rate Loans and between 2.00% and 2.25% for Term SOFR Rate Loans based on the average undrawn availability under the revolving credit facility. The applicable margin as of September 30, 2026 was equal to 1.00% for Domestic Rate Loans and 2.00% for Term SOFR Rate Loans. The facility fee for undrawn amounts under the Amended Loan Agreement is 0.375% per annum; additionally, the Company pays customary letter of credit fees as applicable.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, including covenants that restrict the Company's ability to sell assets, make changes to the nature of the business, engage in mergers or acquisitions, incur, assume or permit to exist additional indebtedness and guarantees, create or permit to exist liens, pay dividends, issue equity instruments, make distributions or redeem or repurchase capital stock or make other investments, and engage in transactions with affiliates. The Amended Loan Agreement also requires that the Company maintain compliance with a minimum Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of 1.40 to 1.00 at any time undrawn availability is less than 25%. As of September 30, 2026, the Company was in compliance with all applicable covenants under the Amended Loan Agreement.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The Company did not have an outstanding balance under the revolving credit facility as of September 30, 2026 and December 31, 2025.
10. Stockholders' Equity
Stock-based Compensation
The Company is authorized to grant restricted stock units ("RSUs"), incentive stock options, nonqualified stock options ("NQSOs"), stock appreciation rights, restricted stock awards and performance stock unit awards ("PSUs") under its 2021 Long Term Incentive Plan (the “LTIP”). RSUs granted to employees generally vest over a period of three years, contingent upon continued employment through the vesting date. RSUs awarded to members of our board of directors (the "board") upon their initial appointment vest over a three-year period on each of the first, second and third anniversaries of the date of appointment. Board members are also awarded annual grants of RSUs on the date of each annual meeting of Viant's stockholders (the "annual meeting") that vest in full on the earlier of (i) the date of the following year’s annual meeting or (ii) the first anniversary of the date of grant. If board members are appointed on a date other than the date of an annual meeting, such board members will receive a prorated annual grant of RSUs vesting in full on the date of the next annual meeting. The grant date fair value of RSUs is measured using the closing price of our common stock on the grant date. PSUs granted to employees generally vest over a period of three years subject to the achievement of performance conditions and are contingent upon continued employment through the vesting date. The grant date fair value of PSUs is measured using the closing price of our common stock on the grant date. Stock-based compensation for PSUs is based on the probable outcome of the performance condition and evaluated each subsequent reporting period over the requisite service period. PSUs may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. As of September 30, 2026, NQSOs generally vest over a period of three-to-four years and have a contractual term of ten years.
As of September 30, 2026, the Company had granted RSUs, PSUs and NQSOs under the LTIP. Under the LTIP, 4.4 million shares of Class A common stock remained available for grant as of September 30, 2026.
Stock-based compensation recorded in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Platform operations	$992	$1,025	$2,635	$2,915
Sales and marketing	3,319	1,770	9,026	5,089
Technology and development	2,766	1,091	6,209	2,886
General and administrative	3,288	2,542	9,022	7,520
Total	$10,365	$6,428	$26,892	$18,410
RSUs
The following summarizes RSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
RSUs outstanding as of December 31, 2025	3,953	$11.25
Granted	5,563	11.98
Vested	(2,512)	10.35
Canceled/forfeited	(286)	11.59
RSUs outstanding as of September 30, 2026	6,718	$12.18
As of September 30, 2026, the Company had unrecognized stock-based compensation relating to RSUs of approximately $75.7 million, which is expected to be recognized over a weighted-average period of 2.1 years.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

PSUs
The following summarizes PSU activity:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
PSUs outstanding as of December 31, 2025	—	$—
Granted	487	12.32
Vested	—	—
Canceled/forfeited	—	—
PSUs outstanding as of September 30, 2026	487	$12.32
As of September 30, 2026, the Company had unrecognized stock-based compensation relating to PSUs of approximately $3.8 million, which is expected to be recognized over a weighted-average period of 1.2 years.
NQSOs
The following summarizes NQSO activity:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)(1)
NQSOs outstanding as of December 31, 2025	4,362	$6.03	6.7	$26,288
Granted	—	—
Exercised	(222)	6.00
Canceled	(2)	4.78
Expired	—	—
NQSOs outstanding as of September 30, 2026	4,138	$6.03	5.9	$26,047

Vested and exercisable	4,045	$5.95	5.9	$25,783
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the closing market price of our Class A common stock as of September 30, 2026 and December 31, 2025.
As of September 30, 2026, the Company had unrecognized stock-based compensation relating to unvested NQSOs of approximately $0.5 million, which is expected to be recognized over a weighted-average period of 0.5 years.
When the Company grants NQSOs, the Black-Scholes model is used to determine the fair value of NQSOs. For the three and nine months ended September 30, 2026 and 2025, the Company did not grant any NQSOs.
Stock Repurchase Program
On April 23, 2024, the Company's board approved a stock repurchase program with authorization to purchase up to $50 million in shares of the Company's Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, the Company's board authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. As of September 30, 2026, $33.9 million remained available under the stock repurchase program.
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
Shares of Class A common stock and Class B units repurchased by the Company under the stock repurchase program were as follows (in thousands):

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Shares(1)	Amount(2)	Shares(1)	Amount(2)
Class A common stock repurchases	450	$5,543	544	$6,530
Class B unit repurchases	—	—	—	—
Total repurchases	450	$5,543	544	$6,530
(1)Shares repurchased include unsettled repurchases as of September 30, 2026.
(2)Amount includes costs associated with the repurchase such as commissions.
Issuance of Shares
Upon vesting of shares under the LTIP, the Company will issue treasury stock. If treasury stock is not available, newly issued stock will be issued.
11. Income Taxes and Tax Receivable Agreement
The provision for income taxes differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate of 21% and blended state tax rate to income (loss) before income taxes. This is generally due to Viant’s operating partnership structure for U.S. income tax purposes. For periods through September 30, 2025, a full valuation allowance applied against the deferred tax asset also contributed to the lower tax rate. As of December 31, 2025, the Company released its valuation allowance and recorded no valuation allowance for the nine months ended September 30, 2026. For the three and nine months ended September 30, 2026, the Company recognized income tax expense (benefit) of $0.6 million and $(0.5) million, respectively. The tax expense for the three months ended September 30, 2026 is attributable to that period’s net income while the tax benefit for the nine months ended September 30, 2026 is attributable to the year-to-date loss and excess tax benefits on vested stock based compensation that will be realized during the year. For the three and nine months ended September 30, 2026, this results in an effective tax rate of 19.9% and 27.0%, respectively. For the three and nine months ended September 30, 2025, the Company recognized income tax expense of $0.5 million and $0.1 million, respectively, attributable to year-to-date net income, resulting in an effective tax rate of 9.5% and 2.6%, respectively.
In connection with its initial public offering ("IPO"), the Company entered into a Tax Receivable Agreement ("TRA") with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021. The total TRA liability as of September 30, 2026 was $13.2 million, all of which was classified as long-term. The total current and long-term portions of the TRA liability as of December 31, 2025 were $0.2 million and $12.2 million, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic specified research or experimental expenditures and 100% bonus depreciation on eligible property acquired after January 19, 2025. The most impactful component of OBBBA to our Company is the ability to immediately expense domestic specified research or experimental expenditures. The Company evaluates the option to immediately expense or capitalize a portion of these costs and amortize them over time, in conjunction with our general operations and other book-to-tax differences on an annual basis. As of September 30, 2026, the Company is anticipating expensing these costs in their entirety. The Company will continue to apply OBBBA tax law changes as required or elected throughout the year.
12. Earnings (Loss) Per Share
For the three and nine months ended September 30, 2026 and 2025, basic earnings (loss) per share has been calculated by dividing net income (loss) attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding for the same period, excluding contingently returnable shares. Shares of Class A common stock are weighted for the portion of the period in which the shares were outstanding. Diluted earnings (loss) per share has been calculated in a manner consistent with that of basic net earnings (loss) per share while considering all potentially dilutive shares of Class A common stock outstanding during the period.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

The following table presents the calculation of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$2,618	$5,153	$(1,408)	$3,633
Less: Net income (loss) attributable to noncontrolling interests	2,551	4,157	(909)	3,537
Net income (loss) attributable to Viant Technology Inc.—basic	$67	$996	$(499)	$96
Add back: Reallocation of net income (loss) attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	139	—	5
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	(38)	—	(1)
Add back: Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$67	$1,097	$(499)	$100
Denominator
Weighted-average shares of Class A common stock outstanding—basic	20,660	16,331	19,279	16,255
Effect of dilutive securities:
RSUs	—	810	—	1,967
NQSOs	—	2,038	—	2,514
Contingent shares(1)	563	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	21,223	19,179	19,279	20,736

Earnings (loss) per share of Class A common stock—basic	$0.00	$0.06	$(0.03)	$0.01
Earnings (loss) per share of Class A common stock—diluted	$0.00	$0.06	$(0.03)	$0.00

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	6,718	—	6,718	—
NQSOs	4,138	—	4,138	—
PSUs(2)	487	—	487	—
Contingent shares(1)	—	—	563	—
Shares of Class B common stock	45,290	45,755	45,290	45,755
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	56,633	45,755	57,196	45,755
(1)Represents shares issued as consideration in the TVision acquisition that are contingently returnable in connection with certain post-closing indemnification matters.
(2)Number of securities outstanding at the end of the period that were excluded from the computation of diluted earnings (loss) per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.

VIANT TECHNOLOGY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in thousands, except per share data)

13. Noncontrolling Interests
Viant Technology Inc. is the sole managing member of Viant Technology LLC and, as a result, consolidates the financial results of Viant Technology LLC. We report noncontrolling interests representing the economic interests in Viant Technology LLC held by the other members of Viant Technology LLC. The limited liability company agreement of Viant Technology LLC, as amended and restated, classifies the interests acquired by the Company as Class A units and the interests held by the continuing members of Viant Technology LLC as Class B units, and permits the continuing members of Viant Technology LLC to exchange Class B units for shares of Class A common stock on a one-for-one basis or, at the election of Viant Technology Inc., for cash at the current fair value on the date of the exchange. Changes in the Company’s ownership interest in Viant Technology LLC while retaining control of Viant Technology LLC will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Class B units in Viant Technology LLC by the other members and future issuances of Class A common stock will result in a change in ownership, where the Company will rebalance the noncontrolling interest, offset by a change in additional paid-in capital.
The following table summarizes the ownership of Viant Technology LLC:

	As of September 30, 2026		As of December 31, 2025
Owner	Units Owned	Ownership Percentage	Units Owned	Ownership Percentage
Viant Technology Inc.	21,209,646	31.9%	17,593,198	27.8%
Noncontrolling interests	45,289,716	68.1%	45,717,216	72.2%
Total	66,499,362	100.0%	63,310,414	100.0%
During the three and nine months ended September 30, 2026, noncontrolling interests exchanged 112,500 and 427,500 Class B units of Viant Technology LLC, respectively, for 112,500 and 427,500 shares of the Company’s Class A common stock, respectively, which also resulted in the cancellation of 112,500 and 427,500 shares of the Company's Class B common stock, respectively, that were previously held by noncontrolling interests with no additional consideration provided. During the three and nine months ended September 30, 2025, noncontrolling interests exchanged 941,777 and 999,125 Class B units of Viant Technology LLC, respectively, for 941,777 and 999,125 shares of the Company’s Class A common stock, respectively, which also resulted in the cancellation of 941,777 and 999,125 shares of the Company's Class B common stock, respectively, that were previously held by noncontrolling interests with no additional consideration provided.
The following table presents the effect of changes in the Company’s ownership interest in Viant Technology LLC on the Company’s equity for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Viant Technology Inc.	$67	$996	$(499)	$96
Transfers to noncontrolling interests:
Decrease in the additional paid-in capital of Viant Technology Inc. resulting from ownership changes in Viant Technology LLC	(666)	(2,808)	(2,840)	(11,318)
Change from net income (loss) attributable to Viant Technology Inc. and transfers to noncontrolling interests	$(599)	$(1,812)	$(3,339)	$(11,222)
14. Commitments and Contingencies
Lease Commitments
As of September 30, 2026, we had non-cancelable operating lease commitments for office space that have been recorded as operating lease liabilities. Refer to Note 5—Leases for additional information regarding lease commitments.
Hosting Commitments
As of September 30, 2026, we had non-cancelable contractual agreements primarily related to the hosting of our data storage, processing and other computing services. As of September 30, 2026, we estimate these obligations to be approximately $4.2 million for the remainder of 2026, $13.4 million in 2027, $4.1 million in 2028 and $0.5 million in 2029.

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
Guarantees and Indemnities
The Company has made no significant contractual guarantees for the benefit of third parties. However, in the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company is not aware of indemnification claims that could have a material effect on the Company’s condensed consolidated financial statements. Accordingly, no amounts for any obligation have been recorded as of September 30, 2026.
15. Subsequent Events
The Company's board of directors authorized an increase to the stock repurchase program, effective November 9, 2026, enabling the Company to repurchase up to an additional $50.0 million of the Company's Class A common stock or Class B units of Viant Technology LLC. This raises the total share repurchase authorization to $150 million since inception of the program.
On November 6, 2026, the Company completed the acquisition of Waymark I, Inc., a leading AI powered video ad creation platform, to further strengthen the Company’s suite of AI enabled tools and Connected TV solutions. The purchase consideration was $20.0 million in cash, subject to customary adjustments and hold-backs. We expect to account for this transaction as a business combination and are currently in the process of determining the initial purchase accounting for this transaction.

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
Additionally, our artificial intelligence product suite, ViantAI, is the foundational component of our long-term vision for autonomous advertising. We expect it to power every stage of the programmatic advertising lifecycle and create the most efficient and cost-effective experience for our customers. Our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments, AI Measurement and Analysis, which provides accessible measurement and insights via a user-friendly chat interface, and AI Decisioning, which automates planning, execution, measurement and dynamic optimization of campaigns in real-time. The launch of AI Decisioning was accompanied by the introduction of Outcomes, our autonomous advertising performance solution that utilizes each of the four phases of ViantAI, and various signals within our intelligence layer, to build and execute campaigns designed to deliver an optimal outcome.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Our financial results for the three months ended September 30, 2026 and 2025, respectively, include:
•Revenue of $110.4 million and $85.6 million, representing an increase of 29%;
•Gross profit of $51.6 million and $39.8 million, representing an increase of 30%;
•Contribution ex-TAC(1) of $67.2 million and $53.0 million, representing an increase of 27%;
•Net income of $2.6 million and $5.2 million, representing a decrease of 49%;
•Non-GAAP net income(1) of $13.4 million and $11.2 million, representing an increase of 20%; and
•Adjusted EBITDA(1) of $19.8 million and $16.0 million, representing an increase of 24%.
Our financial results for the nine months ended September 30, 2026 and 2025, respectively, include:
•Revenue of $303.2 million and $234.1 million, representing an increase of 30%;
•Gross profit of $133.5 million and $106.3 million, representing an increase of 26%;
•Contribution ex-TAC(1) of $177.7 million and $144.1 million, representing an increase of 23%;
•Net income (loss) of $(1.4) million and $3.6 million, representing a decrease of 139%;
•Non-GAAP net income(1) of $28.9 million and $22.0 million, representing an increase of 31%; and
•Adjusted EBITDA(1) of $43.8 million and $32.7 million, representing an increase of 34%.
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
We have also experienced strengthening advertiser demand, reflected in broad-based activity across advertiser industry verticals, continued demand for CTV, increased utilization of our proprietary data and expanded use of the ViantAI product suite, including increased adoption of Outcomes. We also continue to see engagement across our sales pipeline, including with enterprise brands, which we believe reflects advertiser interest in differentiated, independent and transparent buy-side alternatives. While the impact of these trends has varied and may continue to fluctuate from period-to-period, we believe they reflect ongoing interest in our platform and solutions, including our proprietary data and our CTV and AI-driven offerings.
We evaluate our financial performance based on changes in revenue and contribution ex-TAC. Separately, we use changes in advertiser spend as a qualitative indicator of our platform's market penetration. We define advertiser spend as the total amount billed to our customers for activity on our platform inclusive of the costs of advertising media, third-party data, other add-on features such as our proprietary data, measurement and technology-enabled solutions and our platform fee that we charge customers. For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, our revenue grew 30%. We believe growing customer adoption of our newer products and platform features continued to drive incremental revenue, gross profit and contribution ex-TAC during the nine months ended September 30, 2026. For a detailed discussion of our key operating measures, see “—Key Operating and Financial Performance Measures—Use of Non-GAAP Financial Measures.”
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
Growth of the Digital Advertising Market
We expect to continue to benefit from overall adoption of programmatic advertising by marketers and their agencies. We have benefitted from, and expect to continue to benefit from, the broader industry shift of advertising budgets from linear television to CTV, which is significantly expanding the total addressable market for programmatic advertising and has represented a growing portion of activity on our platform. We believe we are well-positioned to capitalize on this shift and momentum as advertisers increasingly allocate budgets to CTV. Any material change in the growth rate of digital advertising or the rate of adoption of programmatic advertising could affect our performance. Recent years have shown that advertising spend is closely tied to advertisers’

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
financial performance, and a downturn, either generally or in one or more of the industries in which our customers operate, could adversely impact the digital advertising market and our operating results.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Results of Operations
The following tables present our unaudited condensed consolidated statements of operations, our condensed consolidated statements of operations as a percentage of revenue, and the impact of stock-based compensation, depreciation and amortization on each operating expense line item for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated Statements of Operations Data:
Revenue	$110,428	$85,582	$303,220	$234,077
Operating expenses(1):
Platform operations	58,820	45,743	169,695	127,793
Sales and marketing	21,650	16,740	58,401	46,453
Technology and development	10,741	7,703	28,719	22,305
General and administrative	17,351	11,165	52,349	38,142
Total operating expenses	108,562	81,351	309,164	234,693
Income (loss) from operations	1,866	4,231	(5,944)	(616)
Total other expense (income), net	(1,401)	(1,463)	(4,017)	(4,346)
Income (loss) before income taxes	3,267	5,694	(1,927)	3,730
Provision for (benefit from) income taxes	649	541	(519)	97
Net income (loss)	2,618	5,153	(1,408)	3,633
Less: Net income (loss) attributable to noncontrolling interests	2,551	4,157	(909)	3,537
Net income (loss) attributable to Viant Technology Inc.	$67	$996	$(499)	$96

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(% of revenue*)
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Operating expenses(1):
Platform operations	53%	53%	56%	55%
Sales and marketing	20%	20%	19%	20%
Technology and development	10%	9%	9%	10%
General and administrative	16%	13%	17%	16%
Total operating expenses	98%	95%	102%	100%
Income (loss) from operations	2%	5%	(2)%	—%
Total other expense (income), net	(1)%	(2)%	(1)%	(2)%
Income (loss) before income taxes	3%	7%	(1)%	2%
Provision for (benefit from) income taxes	1%	1%	—%	—%
Net income (loss)	2%	6%	—%	2%
Less: Net income (loss) attributable to noncontrolling interests	2%	5%	—%	2%
Net income (loss) attributable to Viant Technology Inc.	—%	1%	—%	—%
*Percentages may not sum due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Stock-based compensation, depreciation and amortization included in operating expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation:
Platform operations	$992	$1,025	$2,635	$2,915
Sales and marketing	3,319	1,770	9,026	5,089
Technology and development	2,766	1,091	6,209	2,886
General and administrative	3,288	2,542	9,022	7,520
Total stock-based compensation	$10,365	$6,428	$26,892	$18,410

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation:
Platform operations	$4,471	$3,627	$13,494	$10,623
Sales and marketing	127	81	353	234
Technology and development	494	873	1,478	2,180
General and administrative	57	47	162	132
Total depreciation	$5,149	$4,628	$15,487	$13,169

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization:
Platform operations	$525	$133	$1,080	$383
Sales and marketing	—	—	—	—
Technology and development	—	—	—	—
General and administrative	219	46	363	138
Total amortization	$744	$179	$1,443	$521
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenue	$110,428	$85,582	$24,846	29%
Revenue increased by $24.8 million, or 29%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to a 81% increase in revenue from marketers in the healthcare and public services industry verticals, while revenue attributable to marketers across our remaining industry verticals increased 7%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Operating Expenses
Platform Operations

	Three Months Ended September 30,		Change
	2026	2025	$	%
Traffic acquisition costs	$43,194	$32,592	$10,602	33%
Other platform operations	15,626	13,151	2,475	19%
Total platform operations	$58,820	$45,743	$13,077	29%
Percentage of revenue	53%	53%
Platform operations expense increased by $13.1 million, or 29%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily due to a $10.6 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $1.2 million increase in depreciation and amortization expense driven by our continued investment in developed technology, a $0.7 million increase in personnel costs, a $0.4 million increase in technology costs in support of our DSP, and a $0.2 million increase in cloud and data center services.
Sales and Marketing

	Three Months Ended September 30,		Change
	2026	2025	$	%
Sales and marketing	$21,650	$16,740	$4,910	29%
Percentage of revenue	20%	20%
Sales and marketing expense increased by $4.9 million, or 29%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily due to a $3.6 million increase in personnel costs, a $1.5 million increase in stock-based compensation and a $0.1 million increase in travel and entertainment expense partially offset by a $0.3 million decrease in advertising expense.
Technology and Development

	Three Months Ended September 30,		Change
	2026	2025	$	%
Technology and development	$10,741	$7,703	$3,038	39%
Percentage of revenue	10%	9%
Technology and development expense increased by $3.0 million, or 39%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily due to a $1.7 million increase in stock-based compensation, a $1.0 million increase in personnel costs, a $0.6 million increase in technology costs in support of our DSP and a $0.1 million increase in facilities expense, partially offset by a $0.4 million decrease in depreciation expense.
General and Administrative

	Three Months Ended September 30,		Change
	2026	2025	$	%
General and administrative	$17,351	$11,165	$6,186	55%
Percentage of revenue	16%	13%
General and administrative expense increased by $6.2 million, or 55%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily due to a $2.6 million increase in accounting and legal expenses associated with general corporate, compliance, and transaction-related matters, a $1.8 million increase in personnel costs, a $0.7 million increase in stock-based compensation, a $0.4 million increase in bad debt expense, a $0.3 million increase in travel and entertainment expense, a $0.2 million increase in amortization expense and a $0.2 million increase in facilities expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Total Other Expense (Income), Net

	Three Months Ended September 30,		Change
	2026	2025	$	%
Total other expense (income), net	$(1,401)	$(1,463)	$62	(4)%
Percentage of revenue	(1)%	(2)%
Total other income, net decreased 4% during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was due to a decrease in interest income on cash and cash equivalents driven by lower interest rates and lower average money market fund balances for the three months ended September 30, 2026.
For the three months ended September 30, 2026 and 2025, total interest cost incurred was $0.1 million and $0.1 million, respectively. Interest costs capitalized during the three months ended September 30, 2026 and 2025 were zero.
Provision For (Benefit From) Income Taxes

	Three Months Ended September 30,		Change
	2026	2025	$	%
Provision for (benefit from) income taxes	$649	$541	$108	20%
Percentage of revenue	1%	1%
The U.S. federal statutory tax rate was 21% for the three months ended September 30, 2026 and 2025. The provision for income taxes was $0.6 million for the three months ended September 30, 2026, attributable to net income for the period. The net increase in provision relates to a full valuation allowance through September 30, 2025, which drove the prior year annual effective tax rate down. The provision for income taxes was $0.5 million for the three months ended September 30, 2025 attributable to net income for the period.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenue	$303,220	$234,077	$69,143	30%
Revenue increased by $69.1 million, or 30%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to a 61% increase in revenue from marketers in the healthcare and public services industry verticals, while revenue attributable to marketers across our remaining industry verticals increased 17%.
Operating Expenses
Platform Operations

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Traffic acquisition costs	$125,485	$89,985	$35,500	39%
Other platform operations	44,210	37,808	6,402	17%
Total platform operations	$169,695	$127,793	$41,902	33%
Percentage of revenue	56%	55%
Platform operations expense increased by $41.9 million, or 33%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily due to a $35.5 million increase in TAC, a variable function of revenue related to our fixed CPM pricing option and certain arrangements related to our percentage of spend pricing option. The increase was also due to higher other platform operations expense which was driven by a $3.6 million increase in depreciation and amortization expense, a $1.6 million increase in personnel costs, a $0.9 million increase in technology costs in support of our DSP, a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
$0.5 million increase in cloud and data center services and a $0.1 million increase in facilities expense, partially offset by a $0.3 million decrease in stock-based compensation.
Sales and Marketing

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Sales and marketing	$58,401	$46,453	$11,948	26%
Percentage of revenue	19%	20%
Sales and marketing expense increased by $11.9 million, or 26%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily due to a $6.8 million increase in personnel costs, a $3.9 million increase in stock-based compensation, a $1.1 million increase in travel and entertainment expense and a $0.2 million increase in facilities expense, partially offset by a $0.1 million decrease in advertising expense.
Technology and Development

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Technology and development	$28,719	$22,305	$6,414	29%
Percentage of revenue	9%	10%
Technology and development expense increased by $6.4 million, or 29%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily due to a $3.3 million increase in stock-based compensation, a $2.1 million increase in personnel costs, a $1.3 million increase in technology costs in support of our DSP, a $0.2 million increase in travel and entertainment expense and a $0.2 million increase in facilities expense, partially offset by a $0.7 million decrease in depreciation expense.
General and Administrative

	Nine Months Ended September 30,		Change
	2026	2025	$	%
General and administrative	$52,349	$38,142	$14,207	37%
Percentage of revenue	17%	16%
General and administrative expense increased by $14.2 million, or 37%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily due to a $5.9 million increase in accounting, legal, and consulting expenses associated with general corporate, compliance, and transaction-related matters, a $5.5 million increase in personnel costs, a $1.5 million increase in stock-based compensation, a $1.0 million increase in bad debt expense, a $0.3 million increase in depreciation and amortization and a $0.2 million increase in facilities expense, partially offset by a $0.2 million decrease in business insurance.
Total Other Expense (Income), Net

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Total other expense (income), net	$(4,017)	$(4,346)	$329	(8)%
Percentage of revenue	(1)%	(2)%
Total other income, net decreased by $0.3 million, or 8%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily attributable to a decrease in interest income on cash and cash equivalents driven by lower interest rates and lower average money market fund balances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
For the nine months ended September 30, 2026 and 2025, total interest cost incurred was $0.3 million and $0.3 million, respectively. Interest costs capitalized during the nine months ended September 30, 2026 and 2025 were zero.
Provision For (Benefit From) Income Taxes

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Provision for (benefit from) income taxes	$(519)	$97	$(616)	(635)%
Percentage of revenue	—%	—%
The U.S. federal statutory tax rate was 21% for the nine months ended September 30, 2026 and 2025. The benefit from income taxes was $0.5 million for the nine months ended September 30, 2026, attributable to year-to-date loss and excess tax benefit on vested stock-based compensation that will be realized during the year. The provision for income taxes was $0.1 million for the nine months ended September 30, 2025, attributable to year-to-date income.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change (%)	2026	2025	Change (%)
	(NM = Not Meaningful)
Operating and Financial Performance Measures
Gross profit	$51,608	$39,839	30%	$133,525	$106,284	26%
Contribution ex-TAC	$67,234	$52,990	27%	$177,735	$144,092	23%
Total operating expenses	$108,562	$81,351	33%	$309,164	$234,693	32%
Non-GAAP operating expenses	$47,404	$36,961	28%	$133,944	$111,378	20%
Net income (loss)	$2,618	$5,153	(49)%	$(1,408)	$3,633	(139)%
Adjusted EBITDA	$19,830	$16,029	24%	$43,791	$32,714	34%
Net income (loss) as a percentage of gross profit	5%	13%	NM	(1)%	3%	NM
Adjusted EBITDA as a percentage of contribution ex-TAC	29%	30%	NM	25%	23%	NM
Non-GAAP net income (loss)	$13,431	$11,205	20%	$28,928	$22,004	31%
Earnings (loss) per share—basic	$0.00	$0.06	(100)%	$(0.03)	$0.01	NM
Earnings (loss) per share—diluted	$0.00	$0.06	(100)%	$(0.03)	$0.00	NM
Non-GAAP earnings (loss) per share—basic	$0.14	$0.12	17%	$0.38	$0.26	46%
Non-GAAP earnings (loss) per share—diluted	$0.13	$0.12	8%	$0.34	$0.23	48%
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
The following table presents the calculation of gross profit and reconciliation of gross profit to contribution ex-TAC for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$110,428	$85,582	$303,220	$234,077
Less: Platform operations	(58,820)	(45,743)	(169,695)	(127,793)
Gross profit	51,608	39,839	133,525	106,284
Add: Other platform operations	15,626	13,151	44,210	37,808
Contribution ex-TAC	$67,234	$52,990	$177,735	$144,092

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Non-GAAP operating expenses
Non-GAAP operating expenses is a non-GAAP financial measure. Total operating expenses is the most comparable GAAP financial measure. Non-GAAP operating expenses is defined by us as total operating expenses plus other expense, net, less TAC, stock-based compensation, depreciation, amortization and certain other items that are not related to our core operations, such as acquisition and restructuring costs and non-operational media purchases. Non-GAAP operating expenses is a key component in calculating adjusted EBITDA, which is one of the measures we use to provide our business outlook to the investment community. Additionally, non-GAAP operating expenses is used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. We believe that the elimination of TAC, stock-based compensation, depreciation, amortization and certain other items not related to our core operations provides another measure for period-to-period comparisons of our business, provides additional insight into our core controllable costs and is a useful metric for investors because it allows them to evaluate our operational performance in the same manner as our management and board of directors.
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
The following table presents a reconciliation of total operating expenses to non-GAAP operating expenses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Platform operations	$58,820	$45,743	$169,695	$127,793
Sales and marketing	21,650	16,740	58,401	46,453
Technology and development	10,741	7,703	28,719	22,305
General and administrative	17,351	11,165	52,349	38,142
Total operating expenses	108,562	81,351	309,164	234,693
Less:
Traffic acquisition costs	(43,194)	(32,592)	(125,485)	(89,985)
Stock-based compensation	(10,365)	(6,428)	(26,892)	(18,410)
Depreciation and amortization	(5,893)	(4,807)	(16,930)	(13,690)
Acquisition and restructuring costs(1)	(1,706)	—	(5,913)	(667)
Non-operational media purchases(2)	—	(563)	—	(563)
Non-GAAP operating expenses	$47,404	$36,961	$133,944	$111,378
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed transactions for the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025.
(2)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the three and nine months ended September 30, 2025.
Adjusted EBITDA and adjusted EBITDA as a percentage of contribution ex-TAC
Adjusted EBITDA is a non-GAAP financial measure defined by us as net income (loss) before interest expense (income), net, income tax benefit (expense), depreciation, amortization, stock-based compensation and certain other items that are not related to our core operations, such as acquisition and restructuring costs, non-operational media purchases as well as Tax Receivable Agreement ("TRA") remeasurement expense. Net income (loss) is the most comparable GAAP financial measure. Adjusted EBITDA as a percentage of contribution ex-TAC is a non-GAAP financial measure we calculate by dividing adjusted EBITDA by contribution ex-TAC for the period or periods presented. Net income (loss) as a percentage of gross profit is the most comparable GAAP financial measure.

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
The following table presents a reconciliation of net loss to adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$2,618	$5,153	$(1,408)	$3,633
Add back (less):
Interest income, net	(1,401)	(1,463)	(4,017)	(4,671)
Provision for (benefit from) income taxes	649	541	(519)	97
Depreciation and amortization	5,893	4,807	16,930	13,690
Stock-based compensation	10,365	6,428	26,892	18,410
Acquisition and restructuring costs(1)	1,706	—	5,913	667
Non-operational media purchases(2)	—	563	—	563
TRA remeasurement expense(3)	—	—	—	325
Adjusted EBITDA	$19,830	$16,029	$43,791	$32,714
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed transactions for the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025.
(2)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the three and nine months ended September 30, 2025.
(3)TRA remeasurement expense reflects the remeasurement of the TRA liability for the nine months ended September 30, 2025.
The following table presents the calculation of net loss as a percentage of gross profit and the calculation of adjusted EBITDA as a percentage of contribution ex-TAC for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit	$51,608	$39,839	$133,525	$106,284
Net income (loss)	$2,618	$5,153	$(1,408)	$3,633
Net income (loss) as a percentage of gross profit	5%	13%	(1)%	3%
Contribution ex-TAC(1)	$67,234	$52,990	$177,735	$144,092
Adjusted EBITDA	$19,830	$16,029	$43,791	$32,714
Adjusted EBITDA as a percentage of contribution ex-TAC	29%	30%	25%	23%
(1)For a reconciliation of contribution ex-TAC to the most directly comparable financial measure calculated in accordance with GAAP, see “—Contribution ex-TAC.”
Non-GAAP net income (loss)
Non-GAAP net income (loss) is a non-GAAP financial measure defined by us as net income (loss) adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as acquisition and restructuring costs, non-operational media purchases as well as TRA remeasurement expense and the income tax effect of these adjustments. Net income (loss) is the most comparable GAAP financial measure. Non-GAAP net income (loss) is a key measure used

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and additional insight into our core controllable costs. Accordingly, we believe that non-GAAP net income (loss) provides information to investors and the market generally in understanding and evaluating our results of operations in the same manner as our management and board of directors.
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
The following table presents a reconciliation of net loss to non-GAAP net income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$2,618	$5,153	$(1,408)	$3,633
Add back (less):
Stock-based compensation	10,365	6,428	26,892	18,410
Acquisition and restructuring costs(1)	1,706	—	5,913	667
Non-operational media purchases(2)	—	563	—	563
TRA remeasurement expense(3)	—	—	—	325
Income tax benefit (expense) related to Viant Technology Inc.’s share of non-GAAP pre-tax income (loss)(4)	(1,258)	(939)	(2,469)	(1,594)
Non-GAAP net income	$13,431	$11,205	$28,928	$22,004
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed transactions for the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025.
(2)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the three and nine months ended September 30, 2025.
(3)TRA remeasurement expense reflects the remeasurement of the TRA liability for the nine months ended September 30, 2025.
(4)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the three and nine months ended September 30, 2026 and 2025 is calculated using assumed blended tax rates of 25% and 27%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted
Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is a non-GAAP financial measure defined by us as earnings (loss) per share of Class A common stock—basic and diluted, adjusted to eliminate the impact of stock-based compensation and certain other items that are not related to our core operations, such as acquisition and restructuring costs, non-operational media purchases as well as TRA remeasurement expense and the income tax effect of these adjustments. Earnings (loss) per share of Class A common stock—basic and diluted is the most comparable GAAP financial measure. Non-GAAP earnings (loss) per share of Class A common stock—basic and diluted is used by our management and board of directors to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe that the elimination of stock-based compensation and certain other items that are not related to our core operations provides measures for period-to-period comparisons of our business and provides additional insight into our core controllable costs. Accordingly, we believe that non-GAAP earnings (loss) per share of Class A common stock—basic and diluted provides information to investors and the market generally that aids in the understanding and evaluation of our results of operations in the same manner as our management and board of directors.
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
Basic non-GAAP earnings (loss) per share of Class A common stock is calculated by dividing the non-GAAP net income (loss) attributable to Class A common stockholders by the number of weighted-average shares of Class A common stock outstanding, excluding contingently returnable shares. Shares of our Class B common stock do not share in our earnings or losses and are therefore not participating securities. As such, separate presentation of basic and diluted non-GAAP earnings (loss) of Class B common stock under the two-class method has not been presented.
Diluted non-GAAP earnings (loss) per share of Class A common stock adjusts the basic non-GAAP earnings (loss) per share for the potential dilutive impact of shares of Class A common stock such as equity awards using the treasury-stock method and contingently returnable shares issued in connection with the TVision acquisition. Class B common stock is included using the if-converted method. Diluted non-GAAP earnings (loss) per share of Class A common stock considers the impact of potentially dilutive securities except to the extent their inclusion would be anti-dilutive. Shares of our Class B common stock, restricted stock units ("RSUs"), performance stock units ("PSUs"), nonqualified stock options ("NQSOs"), and contingently returnable shares are considered potentially dilutive shares of Class A common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
The following tables present the reconciliation of earnings (loss) per share of Class A common stock—basic and diluted to non-GAAP earnings (loss) per share of Class A common stock—basic and diluted for the periods presented:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Earnings (Loss) per Share	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Non-GAAP Earnings (Loss) per Share
Numerator
Net income	$2,618	$2,618	$5,153	$5,153
Adjustments:
Add back: Stock-based compensation	—	10,365	—	6,428
Add back: Acquisition and restructuring costs(1)	—	1,706	—	—
Add back: Non-operational media purchases(2)	—	—	—	563
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(3)	—	(1,258)	—	(939)
Non-GAAP net income	2,618	13,431	5,153	11,205
Less: Net income attributable to noncontrolling interests(4)	2,551	10,583	4,157	9,216
Net income attributable to Viant Technology Inc.—basic	$67	$2,848	$996	$1,989
Add back: Reallocation of net income attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	477	139	359
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	(126)	(38)	(97)
Net income attributable to Viant Technology Inc.—diluted	$67	$3,199	$1,097	$2,251
Denominator
Weighted-average shares of Class A common stock outstanding —basic	20,660	20,660	16,331	16,331
Effect of dilutive securities:
RSUs	—	994	810	810
NQSOs	—	2,093	2,038	2,038
Contingent shares(5)	563	563	—	—
Weighted-average shares of Class A common stock outstanding —diluted	21,223	24,310	19,179	19,179

Earnings (loss) per share of Class A common stock—basic	$0.00	$0.14	$0.06	$0.12
Earnings (loss) per share of Class A common stock—diluted	$0.00	$0.13	$0.06	$0.12

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	6,718	—	—	—
NQSOs	4,138	—	—	—
PSUs(6)	487	487	—	—
Shares of Class B common stock	45,290	45,290	45,755	45,755
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	56,633	45,777	45,755	45,755

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed transactions for the three months ended September 30, 2026.
(2)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the three months ended September 30, 2025.
(3)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the three months ended September 30, 2026 and 2025 is calculated using assumed blended tax rates of 25% and 27%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(4)The adjustment to net income (loss) attributable to noncontrolling interests represents the applicable non-GAAP reconciling items shown above attributed to the noncontrolling interests outstanding during the period.
(5)Represents shares issued as consideration in the TVision acquisition that are contingently returnable in connection with certain post-closing indemnification matters.
(6)Number of securities outstanding at the end of the period that were excluded from the computation of diluted non-GAAP earnings (loss) per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Earnings (Loss) per Share	Non-GAAP Earnings (Loss) per Share	Earnings (Loss) per Share	Non-GAAP Earnings (Loss) per Share
Numerator
Net income (loss)	$(1,408)	$(1,408)	$3,633	$3,633
Adjustments:
Add back: Stock-based compensation	—	26,892	—	18,410
Add back: Acquisition and restructuring costs(1)	—	5,913	—	667
Add back: Non-operational media purchases(2)	—	—	—	563
Add back: TRA remeasurement expense(3)	—	—	—	325
Income tax benefit (expense) related to Viant Technology Inc.'s share of non-GAAP pre-tax income (loss)(4)	—	(2,469)	—	(1,594)
Non-GAAP net income (loss)	(1,408)	28,928	3,633	22,004
Less: Net income (loss) attributable to noncontrolling interests(5)	(909)	21,546	3,537	17,811
Net income (loss) attributable to Viant Technology Inc.—basic	$(499)	$7,382	$96	$4,193
Add back: Reallocation of net loss attributable to noncontrolling interest from the assumed exchange of RSUs and NQSOs for Class A common stock	—	—	5	854
Income tax benefit (expense) from the assumed exchange of dilutive securities for Class A common stock	—	—	(1)	(231)
Add back: Net income (loss) attributable to noncontrolling interests(5)	—	21,546	—	—
Income tax expense (benefit) related to the Company's share of non-GAAP pre-tax loss(4)	—	(5,702)	—	—
Net income (loss) attributable to Viant Technology Inc.—diluted	$(499)	$23,226	$100	$4,816
Denominator
Weighted-average shares of Class A common stock outstanding —basic	19,279	19,279	16,255	16,255
Effect of dilutive securities:
RSUs	—	1,013	1,967	1,967
NQSOs	—	1,941	2,514	2,514
Contingent shares(6)	—	316	—	—
Shares of Class B Common stock	—	45,485	—	—
Weighted-average shares of Class A common stock outstanding —diluted	19,279	68,034	20,736	20,736

Earnings (loss) per share of Class A common stock—basic	$(0.03)	$0.38	$0.01	$0.26
Earnings (loss) per share of Class A common stock—diluted	$(0.03)	$0.34	$0.00	$0.23

Anti-dilutive shares excluded from earnings (loss) per share of Class A common stock—diluted:
RSUs	6,718	—	—	—
NQSOs	4,138	—	—	—
PSUs(7)	487	487	—	—
Contingent shares(6)	563	—	—	—
Shares of Class B common stock	45,290	—	45,755	45,755
Total shares excluded from earnings (loss) per share of Class A common stock—diluted	57,196	487	45,755	45,755

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
(1)Acquisition and restructuring costs primarily consist of costs incurred related to our contemplated and completed transactions for the nine months ended September 30, 2026 and 2025.
(2)Non-operational media purchases reflects costs incurred for non-operating supplier purchases that are not billable to the customer for the nine months ended September 30, 2025.
(3)TRA remeasurement expense reflects the remeasurement of the TRA liability for the nine months ended September 30, 2025.
(4)The estimated income tax effect of our share of income (loss) after non-GAAP reconciling items for the nine months ended September 30, 2026 and 2025 is calculated using assumed blended tax rates of 25% and 27%, respectively, which represent our expected corporate tax rates, excluding discrete and non-recurring tax items.
(5)The adjustment to net income (loss) attributable to noncontrolling interests represents the applicable non-GAAP reconciling items shown above attributed to the noncontrolling interests outstanding during the period.
(6)Represents shares issued as consideration in the TVision acquisition that are contingently returnable in connection with certain post-closing indemnification matters.
(7)Number of securities outstanding at the end of the period that were excluded from the computation of diluted non-GAAP earnings (loss) per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $183.2 million and working capital, consisting of current assets less current liabilities, of $198.3 million, compared to cash and cash equivalents of $191.2 million and working capital of $219.2 million as of December 31, 2025.
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
Our primary uses of cash are capital expenditures to develop, maintain, and expand our technology, data, and measurement capabilities in support of enhancing our platform; purchases of property and equipment in support of our expanding headcount as a result of our growth; other expenditures to finance our operations, platform development and rapid growth; future minimum payments under our non-cancelable operating leases; repurchases under the stock repurchase program; and acquisitions and investments. We intend to continue investing in critical areas of our business for the remainder of 2026 and into 2027 to further accelerate demand for our products and growth across the platform.
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
Commitments
As of September 30, 2026, our material cash requirements from non-cancelable contractual obligations with an original duration of over one year included future minimum payments under our non-cancelable operating leases, which we estimate will be approximately $1.5 million for the remainder of 2026, $6.3 million in 2027, $4.5 million in 2028, $3.9 million in 2029, and $3.8 million in 2030, and non-cancelable contractual agreements primarily related to the hosting of our data storage, processing and other computing services, which we estimate will be approximately $4.2 million for the remainder of 2026, $13.4 million in 2027, $4.1 million in 2028 and $0.5 million in 2029.
We did not have any other off-balance sheet arrangements as of September 30, 2026 other than the minimum payments under our hosting arrangements and the indemnification agreements described above and in Note 14—Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Income Taxes and Tax Receivable Agreement
In connection with our initial public offering ("IPO"), we entered into a TRA with Viant Technology LLC, continuing members of Viant Technology LLC and the TRA Representative (as defined in the TRA) on February 9, 2021, as described under Note 11—Income Taxes and Tax Receivable Agreement to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. As of September 30, 2026, we concluded that it was more likely than not that our deferred tax assets subject to the TRA will be realized. Therefore, we recorded a liability related to the tax savings we may realize from utilization of such deferred tax assets. As of September 30, 2026, the total liability for the TRA was approximately $13.2 million. If utilization of the deferred tax asset subject to the TRA becomes not more likely than not in the future, we may reverse the liability related to the TRA which will be recognized as a reduction in other expenses within the consolidated statements of operations.
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
Stock Repurchase Program
On April 23, 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50 million in shares of our Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, our board of directors authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50 million of the Company's Class A common stock or Class B units of Viant Technology LLC. Our board of directors authorized an increase to the stock repurchase program, effective November 9, 2026, enabling the Company to repurchase up to an additional $50.0 million of the Company's Class A common stock or Class B units of Viant Technology LLC. During the three months ended September 30, 2026, we repurchased 0.5 million shares of our Class A common stock for an aggregate amount of $5.5 million, including costs associated with the repurchases. During the nine months ended September 30, 2026, we repurchased 0.5 million shares of our Class A common stock for an aggregate amount of $6.5 million, including costs associated with the repurchases. As of September 30, 2026, $33.9 million remained available under the stock repurchase program for Class A common stock and Class B unit repurchases. For additional information related to share repurchases, refer to Note 10—Stockholders' Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Revolving Credit Facility
As of September 30, 2026, our Amended Loan Agreement provided us with access to a $75.0 million senior secured revolving credit facility with a maturity date of April 4, 2028 that is collateralized by security interests in substantially all of our assets. As of September 30, 2026 and December 31, 2025, there was no outstanding balance and up to $74.1 million of undrawn availability under the revolving credit facility.
The Amended Loan Agreement contains customary conditions to borrowings, events of default and covenants, and also contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.40 to 1 when undrawn availability under the Amended Loan Agreement is less than 25%. As of September 30, 2026, the Company was in compliance with all applicable covenants under the Amended Loan Agreement. We do not believe this covenant or any other provision in the Amended Loan Agreement will materially impact our liquidity or otherwise restrict our ability to execute on our business plan during or beyond the next 12 months from the date of this report.
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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited; tabular dollars in thousands, except per share data)
Cash Flows
Cash flows from operating, investing and financing activities, as reflected in the unaudited consolidated statements of cash flows included in Item 1 of this Quarterly Report, are summarized in the following table for the periods presented:

	Nine Months Ended September 30,
	2026	2025
Consolidated Statements of Cash Flows Data
Cash flows provided by operating activities	$35,713	$19,531
Cash flows used in investing activities	(30,378)	(17,438)
Cash flows used in financing activities	(13,277)	(45,855)
Net decrease in cash and cash equivalents	$(7,942)	$(43,762)
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
Cash flows provided by operating activities was $35.7 million for the nine months ended September 30, 2026, resulting primarily from net loss of $1.4 million; noncash add back adjustments to net loss of $47.9 million, including $26.9 million for stock-based compensation, $16.9 million for depreciation and amortization, $3.7 million for noncash lease expense, $(0.8) million for deferred tax assets; and a decrease of $10.8 million from changes in working capital, primarily including a net decrease of $4.0 million in accounts receivable, prepaid assets and other assets related to higher sales and timing of customer collections due to seasonal fluctuations, as well as a net decrease of $5.4 million in accounts payable, accrued liabilities and accrued compensation related to timing of payments.
Cash flows provided by operating activities was $19.5 million for the nine months ended September 30, 2025, resulting primarily from net income of $3.6 million, noncash add back adjustments to net income of $35.2 million, including $18.4 million for stock-based compensation, $13.7 million for depreciation and amortization and $3.1 million for noncash lease expense; and a decrease of $19.3 million from changes in working capital, primarily including a net increase of $5.3 million in accounts receivable, prepaid assets and other assets related to the timing of customer collections due to seasonal fluctuations, as well as a net decrease of $19.7 million in accounts payable, accrued liabilities and accrued compensation related to timing of payments.
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
Cash flows used in investing activities was $30.4 million for the nine months ended September 30, 2026, resulting primarily from $15.4 million in cash paid for acquisitions, $13.5 million of investments in capitalized software to develop our technology in support of enhancing our platform and $1.4 million of purchases of property and equipment.
Cash flows used in investing activities was $17.4 million for the nine months ended September 30, 2025, resulting primarily from $12.6 million of investments in capitalized software to develop our technology in support of enhancing our platform, $3.5 million of cash paid for investments, $0.8 million of purchases of property and equipment and $0.5 million of cash paid for acquisitions.

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
Cash flows used in financing activities was $13.3 million for the nine months ended September 30, 2026, resulting primarily from $7.7 million for the repurchase of stock in connection with the taxes paid related to the vesting of equity awards, $5.9 million for the repurchase of stock related to the stock repurchase program, $0.7 million for payments related to member tax distributions, and $0.3 million for payments on the tax receivable agreement liability, partially offset by $1.3 million of proceeds related to the exercise of stock options.
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
In connection with the TVision acquisition, we made estimates regarding the fair values and useful lives of acquired intangible assets, including developed technology, trademarks and tradenames, customer relationships and panelist relationships, as well as deferred tax assets and goodwill. These estimates involved assumptions regarding future cash flows and revenue growth rates, useful lives, customer and panelist relationships, discount rates, royalty rates and other factors. The purchase price allocation remains preliminary and may be revised during the measurement period as additional information becomes available.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2026, there have been no material changes in our exposure to market risk. For a discussion of our exposure to market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our recent acquisition of Waymark I, Inc. ("Waymark") expands our operations into AI-powered video creation, introducing additional risks, including risks relating to data privacy, artificial intelligence and cybersecurity risks, including risks relating to Waymark’s collection and processing of Personal Information (as defined herein) from users and enterprise customers across multiple jurisdictions, Waymark’s use of generative AI technologies, and the integration of its data practices and information security program with ours;
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
Our industry is subject to rapid and frequent changes in technology, evolving customer needs and the frequent introduction by our competitors of new and enhanced offerings. We must regularly make investment decisions regarding offerings and technology to maintain the technological competitiveness of our products and services and meet customer demand and evolving industry standards. The complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness. The success of any enhancement or new solution depends on many factors, including timely completion, adequate quality testing, appropriate introduction and market acceptance. For example, following our acquisition of Waymark, we offer AI-powered video advertising creative solutions designed, among other things, to facilitate the creation and launch of advertising campaigns. There can be no assurance that customers will adopt these solutions as anticipated or that their use will result in increased campaign activity or advertising spend on our platform. Without the timely introduction of new products, services and enhancements, including those leveraging AI and machine learning, our offerings could become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. In addition, such new products, services or enhancements may create new, or exacerbate existing, technological, security, legal and other challenges, could cause unintended consequences, and may not perform as intended. If new or existing competitors replicate our offerings or have more attractive offerings, we may lose customers or customers may decrease their use of our platform. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our platform or business model. In addition, as we develop and introduce new products and services, including those incorporating or utilizing AI and machine learning and new processing of information, they may raise new, or heighten existing, technological, security, legal and other risks and challenges, that may cause unintended consequences and may not function properly or may be misused by our customers.
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
We derive revenue from the programmatic purchase of advertising on our platform and related data, measurement and other technology-enabled offerings. We expect that programmatic ad buying will continue to be our primary source of revenue for the foreseeable future, and that our revenue growth will largely depend on increasing our customers’ usage of our platform. While the market for programmatic ad buying for desktop and mobile ads is relatively established, the market in other channels is still emerging, and our current and potential customers may not shift quickly enough to programmatic ad buying from other buying methods, which could reduce our growth potential. If the market for programmatic ad buying deteriorates or develops more slowly than we expect, it could reduce demand for our platform and related offerings, and our business, growth prospects and financial condition would be adversely affected.
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
Much of the data that we use is obtained through integrations with third parties. We are dependent upon our ability to obtain necessary data licenses on commercially reasonable terms. We could suffer material adverse consequences if we were unable to obtain data through our integrations with third parties, including inventory and data suppliers. Our suppliers are generally not bound by long-term contracts. We may not have access to a consistent supply of data on favorable terms or at all. Our ability to serve particular customers is also enhanced when such customers upload their own first-party data. Our operation of our platform and access to data could be negatively affected if, due to legal, contractual, privacy, reputational, market optics, competition or other economic concerns, third parties cease entering into integration agreements with us or customers cease uploading their data to our platform. Additionally, if our third-party partners, including inventory or data suppliers, fail to adhere to our data quality and privacy standards, we may scale back or terminate relationships with such companies.
Legislators, regulators, and other authorities have focused heavily on third-party data suppliers and the advertising industry in recent years, and we expect this to continue. State privacy laws and other U.S. and foreign laws governing Personal Information and privacy pose additional and material compliance risks to such suppliers and companies operating in the advertising industry. In addition, state lawmakers continue to update or enact new laws governing activities of data brokers. For example, states increasingly require companies like ours to honor requests to opt out of certain advertising related uses and disclosures of Personal Information through browser-or device-based mechanisms and California will soon require browsers to support such mechanisms, which may increase our compliance costs. Further, California now requires data brokers to honor deletion requests made through a centralized mechanism, which may limit the availability of data on our platform. These developments could impact our business and diminish our revenue.
Furthermore, digital advertising and in-app advertising are largely dependent on established technology companies and their operation of the most commonly used internet browsers (Chrome, Firefox, Edge and Safari), devices, operating systems (such as Android and iOS) and applications. These companies may change the operations or policies of their browsers, devices and operating systems in a manner that fundamentally changes our ability to operate our platform or use or collect data. Users of these browsers, devices or operating systems may also adjust their behaviors and use of technology in ways that change our ability to collect data. Digital advertising and in-app advertising are also dependent, in part, on internet protocols and the practices of internet service providers, including IP address allocation. Changes that these providers make to their practices, or adoption of new internet protocols, may materially limit or alter the availability of data. Individuals may increasingly resist or turn off the collection, use, and sharing of Personal Information to deliver targeted advertising. Individuals are increasingly becoming aware of options related to consent, browser-based signals including the “Global Privacy Control,” a browser setting that notifies websites of a user's privacy preferences, and other “ad-blocking” software, any of which could materially impact our and our data supplier’s ability to collect, use and disclose Personal Information. Individuals also use controls available to them through their mobile devices to turn off “tracking” and the delivery of personalized ads through mobile apps. A limitation or alteration of the availability of data in any of these or other instances may have a material impact on the advertising technology industry, which could decrease advertising budgets and subsequently reduce our revenue and adversely affect our business, operating results and financial condition. Please see “—Risks Related to Data Privacy and Artificial Intelligence” for additional discussion of the laws and regulations governing the collection of data to which we are or may become subject and about the risks to our business associated with such laws and regulations.
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
We had approximately 463 employees as of September 30, 2026. We believe our corporate culture has been critical to our success and we have invested substantial time and resources in building our team within our company culture. However, it may be difficult to maintain our culture, whether as a result of corporate growth or reduction in force, which could reduce our ability to innovate and operate effectively and proactively focus on and pursue our corporate objectives. The failure to maintain the key aspects of our culture could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and degraded quality of customer service, all of which are important to our success and to the effective execution of our business strategy. In the event we are unable to maintain our corporate culture, our business, operating results and financial condition could be harmed.
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
We have acquired businesses and technologies to enhance our capabilities and grow our business, including our acquisition of TVision, which closed on May 1, 2026. The TVision acquisition expands our operations into the audience measurement space, adding attention measurement and data capabilities that we are integrating into our platform and broader product offerings alongside our existing measurement, data, content and identity capabilities, and subjects us to additional risks, including risks relating to the integration of panel-based measurement technologies, the accuracy and reliability of measurement data, increased competition from established measurement providers, and intellectual property and other litigation. In addition, our acquisition of Waymark, a generative AI video creation platform, closed on November 6, 2026. Waymark’s platform further expands our product offerings and subjects us to additional risks, including risks related to the integration of Waymark’s data privacy and information security practices, its collection and processing of Personal Information from users and enterprise customers across multiple jurisdictions, its use of generative AI and machine learning technologies, and compliance with evolving data protection laws applicable to its business.
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
Lawmakers and regulators are also focused on data Processing by companies that do not have direct relationships with the consumers whose Personal Information they sell or share. Several states, including California, Oregon, Texas, Connecticut, and New Jersey, have enacted or updated laws restricting the activities of data brokers. Beyond additional transparency requirements, as of August 2026, companies registered as data brokers in California are required to honor deletion requests expressed by California residents through a centralized mechanism the state created. These obligations may reduce the data available to Viant and may result in reductions in revenue.
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
These developments and other comprehensive data privacy and security laws that have been proposed at the federal, state, and local levels in recent years could lead to a varied and increasingly complex regulatory landscape, further complicating our compliance efforts and those of our data suppliers and customers. In addition to California, over one third of other US states have enacted comprehensive data privacy laws that are in effect or taking effect by 2026, and other states are considering similar laws, creating a patchwork of overlapping but differing requirements across the United States. Additionally, plaintiffs have sought to apply decades-old statutes, including federal wiretap and similar laws and the Video Privacy Protection Act to certain advertising and online tracking practices. Such laws, which include private causes of action, can be costly to settle or litigate, regardless of the merit of the claim, and may result in significant monetary liability. In addition, in order to help avoid data breaches that are reportable under various U.S laws, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.
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
Additionally, our employees and personnel use, and increasingly rely on, generative AI and automated decision-making technologies to perform their work and our business offers services that utilize generative AI. Following our acquisition of Waymark, we expect to expand our use of generative AI in customer-facing products and services, including the creation of advertising content. Such usage may be subject to various laws and other obligations, including those related to privacy, consumer protection, transparency and disclosure, and governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, or if our use of generative AI is restricted or subject to additional requirements, it could make our business less efficient and result in competitive disadvantages.
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
Similarly, there has been increasing global scrutiny over online political advertising, and online political advertising laws are rapidly evolving. For example, publishers of online content have imposed varying prohibitions and restrictions on the types and breadth of political advertising allowed on their platforms. Numerous state laws have also been enacted regulating the use of generative AI in political ads, although there has been no consensus at the federal level. The lack of uniformity and increasing requirements for transparency and disclosure could adversely impact the demand for political advertising services and increase our operating and compliance costs.
Because the interpretation and application of laws, regulations, standards and other obligations relating to privacy, data protection and similar topics are uncertain and quickly changing, it is possible that these obligations may be interpreted and applied in manners that are, or are asserted to be, inconsistent with our practices. Preparing for and complying with these obligations requires significant resources. Further, adaptation of the digital advertising marketplace requires increasingly significant collaboration between participants in the market, such as publishers and marketers. Failure of the industry to adapt to changes in data privacy and security obligations and user response to such changes could negatively impact inventory, data, and demand. We cannot control or predict the pace or effectiveness of such adaptation, and we cannot predict the impact such changes may have on our business. In addition, it may be necessary for us to fundamentally change our business activities, information technologies, systems, and practices, and to those of any third parties that Process Personal Information on our behalf.
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
Digital advertising and in-app advertising are largely dependent on established technology companies and their operation of the most commonly used Internet browsers (Chrome, Firefox, Edge and Safari), devices and their operating systems (Android and iOS). These companies have changed and may continue to change the operations or policies of their browsers, devices and operating systems in a manner that fundamentally changes our ability to operate our platform or collect data. Users of these browsers, devices or operating systems may also adjust their behaviors and use of technology in ways that change our ability to collect data. Digital advertising and in-app advertising are also dependent, in part, on internet protocols and the practices of internet service providers, including IP address allocation. Changes that these providers make to their practices, or adoption of new internet protocols, may materially limit or alter the availability or quality of data. A limitation or alteration of the availability of data in any of these or other instances may have a material impact on the advertising technology industry, which could decrease advertising budgets and subsequently reduce our revenue and adversely affect our business, operating results and financial condition.

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
Digital advertising is also subject to government regulation which may impact our ability to collect and use data. As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators such as the FTC, California Privacy Protection Agency, and state Attorneys General, as well as privacy advocates, have raised significant concerns around observed data and targeted advertising. This has led to an array of laws and pending legislation permitting individuals to easily opt out of targeted advertising through "universal opt out mechanisms" or "opt out preference signals" and developing such technical mechanisms and individuals are increasingly aware of these options. California recently passed legislation requiring browser manufacturers to provide easily locatable and configurable functionality that allows consumers to send such signals directly through their browsers. As a result, the number of consumers using such signals is likely to rise.
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
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our IT Systems could be negatively affected by vulnerabilities associated with the acquired or integrated entities’ systems, data, technologies, security practices and third-party service providers. Integrating acquired entities into our IT Systems and cybersecurity program may require changes to existing systems, controls and processes and result in additional costs.
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
We use AI technologies, including our ViantAI product suite (collectively, “AI Technologies”), throughout our business, and are making significant investments in this area. For example, our ViantAI suite currently includes AI Planning, which enables media planners to design high-impact campaigns in seconds, AI Bidding, which optimizes inventory costs by lowering the effective cost per mille ("eCPM") through automated bid adjustments, AI Measurement and Analysis, which provides accessible measurement and insights via a user-friendly chat interface, and AI Decisioning, which automates planning, execution, measurement and dynamic optimization of campaigns in real time.
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
Following the completion of our acquisition of Waymark, we expect to offer generative AI capabilities that create advertising content, including scripts, AI-generated voiceovers, images and video. The use of generative AI Technology to create such content may result in inaccurate, misleading, deceptive, infringing or otherwise inappropriate content, and may involve the use or generation of personal information, voices, images or likenesses in ways that do not comply with applicable laws, regulations, contractual requirements or customer expectations. Generative AI Technology has lowered the barriers to producing realistic deepfakes, manipulated audio and video, and fabricated or misleading political advertising and other content that may be difficult for viewers to distinguish from authentic media. Our tools or platforms could be used – whether by customers, third parties, or bad actors – to create such content, including for purposes of fraud, disinformation, election interference, or other harmful activities, and we may face difficulty detecting or preventing such misuse. Laws, regulations and industry standards governing AI-generated content, including requirements relating to transparency, disclosure and the use of synthetic media, are rapidly evolving and may impose additional obligations on us or our customers. Any actual or perceived failure of content generated using these capabilities to comply with applicable requirements, any misuse of our tools, or any other unintended use of such content, could result in regulatory investigations or enforcement actions, litigation, contractual claims, loss of customers or business, or harm to our reputation.
The market for products and services that incorporate AI Technologies such as ViantAI is rapidly evolving and unproven in many industries, including our own, and important assumptions about the characteristics of targeted markets, pricing, sales cycles, cost, performance, and perceived value associated with our services or products may be inaccurate. We cannot be sure that the market will continue to grow or that it will grow in ways we anticipate. In addition, market acceptance of solutions that incorporate AI Technology is uncertain, and the evolution of the use of AI and machine learning in digital advertising may create challenges and further ecosystem uncertainty. Our failure to successfully develop and commercialize solutions involving AI Technologies could depress the market price of our stock and impair our ability to: raise capital; expand our business; provide, improve and diversify our solutions; continue our operations and efficiently manage our operating expenses; and respond effectively to competitive developments. There can be no assurance that our AI initiatives will enhance our platform, products, or services as expected. We also face competition from other competitors in our industry in relation to the development and deployment of AI Technologies. Those other companies may develop, offer or deploy AI Technologies that are similar or superior to ours or more cost-effective. Any inability to develop, offer or deploy new AI Technologies as effectively, as quickly or as cost-efficiently as our competitors could have a material adverse impact on our business, operating results and customer relationships.
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
There is significant patent and other intellectual property development activity in the digital advertising and audience measurement industries. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or block us from expanding our offerings. Our success depends on the continual development of our platform. From time to time, we receive claims from third parties that our platform and underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition or expand into new areas, including through our acquisition of TVision and our entry into the audience measurement space, we may face a higher risk of being the subject of intellectual property claims from established measurement providers and other competitors with significant patent portfolios and other intellectual property rights. In addition, various "non-practicing entities" that own patents and other intellectual property rights are and may continue to aggressively assert their rights in order to extract value from us. Furthermore, from time to time we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims from competitors and non-practicing entities. Following our acquisition of Waymark, we expect to offer generative AI capabilities that create advertising content. These generative AI Technologies could generate output that is infringing, and we may be subject to claims, including for infringement of third-party intellectual property rights as a result of the output of such generative AI Technologies. While some providers of AI Technologies offer to indemnify their user for copyright or other intellectual property infringement claims arising from the output of their AI Technologies, we may not be successful in adequately recovering our losses in connection with such claims.
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
In connection with our acquisition of TVision, we assumed certain pending litigation with The Nielsen Company (US), LLC ("Nielsen"). Nielsen has filed multiple patent infringement actions against TVision since 2021. In June 2026, a jury returned a unanimous verdict in our favor in the 2022 action (Case No. 1:22-cv-00057, D. Del.), finding that we did not infringe the asserted patent relating to Automatic Content Recognition technology used in our measurement services. In July 2026, Nielsen filed post-trial motions seeking judgment as a matter of law of infringement or, alternatively, a new trial on infringement and damages. These motions remain pending, and the court has not yet entered a final judgment. One other case remains active: a 2025 action (Case No. 1:25-cv-00575, D. Del.) alleging infringement of an additional Nielsen patent. In November 2025, TVision filed antitrust counterclaims in the 2025 action alleging that Nielsen has used anticompetitive practices, including serial patent litigation, exclusionary contract terms, and monopoly power in the TV audience measurement market, to suppress competition in violation of the Sherman Antitrust Act.
While we believe the pending patent claims against us lack merit and that our antitrust counterclaims are well-founded, patent and antitrust litigation is inherently uncertain, complex, and costly. The court may grant Nielsen’s post-trial motions and order a new trial or enter judgment against us. Even if the motions are denied, Nielsen may appeal any final judgment. We cannot assure you that the June 2026 verdict will be upheld. In addition, we cannot assure you that our antitrust counterclaims will result in a favorable outcome or any monetary recovery.
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
We are a holding company, and our only business is to act as the managing member of Viant Technology LLC, and our only material assets are Class A units representing approximately 31.9% of the membership interests of Viant Technology LLC as of September 30, 2026. We do not have any independent means of generating revenue or cash flow, and our ability to pay dividends in the future, if any, will depend upon the financial results and cash flows of Viant Technology LLC.
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
The actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the price of our Class A common stock at the time of the exchange; the timing of future exchanges; the extent to which exchanges are taxable; the amount and timing of the utilization of tax attributes; the amount, timing and character of our income; the U.S. federal, state and local tax rates then applicable; the amount of each exchanging unitholder’s tax basis in its units at the time of the relevant exchange; the depreciation and amortization periods that apply to the increases in tax basis; the timing and amount of any earlier payments that we may have made under the Tax Receivable Agreement and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. The increases in the tax basis of the intangible assets of Viant Technology LLC as a result of the exchanges of Viant Technology LLC units and certain other tax benefits will be subject to the TRA. As of September 30, 2026, we concluded that it was more likely than not that our deferred tax assets subject to the Tax Receivable Agreement will be realized. Therefore, we recorded a liability related to the tax savings we may realize from utilization of such deferred tax assets. As of September 30, 2026, the total TRA liability is approximately $13.2 million. If utilization of the deferred tax asset subject to the TRA becomes not more likely than not in the future, we may reverse the liability related to the TRA. Upon recognition of the TRA, there may be a material negative effect on our financial condition and liquidity if, as described below, the payments under the Tax Receivable Agreement exceed the actual benefits we receive in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to us by Viant Technology LLC are not sufficient to permit us to make payments under the Tax Receivable Agreement.
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
We are a party to a revolving credit and security agreement, which contains a number of covenants that may restrict our current and future operations and could adversely affect our ability to execute business needs.
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
Tim Vanderhook, Chris Vanderhook and Capital V LLC (formerly Four Brothers 2 LLC) (the “Vanderhook Parties”) hold a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power with respect to the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board of directors entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors. Currently, our compensation committee does not consist entirely of independent directors and our directors are not nominated or selected entirely by independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Insiders have substantial control over our company, which could limit your ability to influence the outcome of key decisions, including a change of control.
Through their ownership of common stock, the Vanderhook Parties control approximately 65% of the voting power of our common stock in the election of directors as of September 30, 2026. This control limits or precludes your ability to influence corporate matters. These stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Their interests may differ from yours and they may vote in a manner that is adverse to your interests. This control may deter, delay or prevent a change of control of our company, deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and may ultimately affect the market price of our Class A common stock.
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
In April 2024, our board of directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $50 million of our Class A common stock or Class B units of Viant Technology LLC, including through open market purchases, privately negotiated transactions, or by other means, including through the use of Rule 10b5-1 trading plans, each in accordance with applicable securities laws and other restrictions. On May 5, 2025, our board of directors authorized an increase to the existing stock repurchase program, approving the repurchase of up to an additional $50.0 million of the Company’s Class A common stock or Class B units of Viant Technology LLC. Our board of directors authorized an increase to the stock repurchase plan, effective November 9, 2026, approving the repurchase of up to an additional $50.0 million of the Company’s Class A common stock or Class B units of Viant Technology LLC. The timing, amount, and manner of any repurchase will be determined at our discretion, subject to general market conditions, as well as the Company’s management of capital, general business conditions, other investment opportunities, regulatory requirements and other factors. Our repurchases could affect the trading price of our Class A common stock, increase trading price volatility, and reduce our cash reserves, and the program may be suspended or terminated at any time, which may result in a decrease in the trading prices of our Class A common stock.
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
We are an emerging growth company (an “EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We expect that we will cease to be an EGC on December 31, 2026. We will cease to be an EGC upon the earliest of: (i) December 31, 2026, (ii) the first fiscal year after our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
We are also a "smaller reporting company" as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies as long as we qualify under this category, even after we are no longer an EGC, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
The SEC has proposed amendments to its filer status framework that, if adopted in their current form, could extend certain accommodations currently available to us as an emerging growth company and smaller reporting company, including the exemption from the auditor attestation requirements.
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
Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an EGC and do not then qualify as a non-accelerated filer. As noted above, the SEC has proposed amendments to its filer status framework that, if adopted in their current form, could extend certain accommodations currently available to us as an emerging growth company and smaller reporting company, including the exemption from these auditor attestation requirements. At such time as these requirements apply to us, our independent registered public accounting firm may issue an opinion on our internal control over financial reporting that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In April 2024, our board of directors approved a stock repurchase program with authorization to purchase up to $50.0 million of our Class A common stock or Class B units of Viant Technology LLC. On May 5, 2025, our board of directors authorized an increase to the stock repurchase program, enabling the Company to repurchase up to an additional $50.0 million of the Company's Class A common stock or Class B units of Viant Technology LLC. Our board of directors authorized an increase to the stock repurchase program, effective November 9, 2026, enabling the Company to repurchase up to an additional $50.0 million of the Company's Class A common stock or Class B units of Viant Technology LLC. For additional information related to share repurchases, refer to Note 10—Stockholders' Equity to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Period	Total Number of Class A Shares Purchased	Total Number of Class B Units Purchased	Average Price Paid per Class A Share(1)	Average Price Paid per Class B Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
7/1/26 to 7/31/26	—	—	—	—	—	39,423
8/1/26 to 8/31/26	—	—	—	—	—	39,423
9/1/26 to 9/30/26	471,322	—	$12.35	—	449,600	33,887
Total	471,322	—			449,600
(1)For shares of Class A common stock repurchased under the publicly announced stock repurchase program, average price paid per share includes costs associated with such repurchases.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended September 30, 2026, no director or "officer" (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

VIANT TECHNOLOGY INC.

Date: November 9, 2026	By:	/s/ Tim Vanderhook
Tim Vanderhook
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Larry Madden
Larry Madden
Chief Financial Officer (Principal Financial and Accounting Officer)